Form 10-Q
period 1995-03-31
SUNAIR ELECTRONICS INC
filed 1995-05-08
CIK 95366

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR QUARTER ENDED MARCH 31, 1995         COMMISSION FILE NUMBER 1-4334
                      **************                         *************

                         SUNAIR ELECTRONICS, INC.
    **********************************************************************
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               FLORIDA                                 59-0780772
    *********************************         ****************************
      (STATE OR OTHER JURISDICTION                (I.R.S. EMPLOYER
    OF INCORPORATION OR ORGANIZATION)             IDENTIFICATION NO.)

    3101 SW THIRD AVE., FT. LAUDERDALE, FLA.                    33315
    ****************************************                **************
     (ADDRESS OR PRINCIPAL EXECUTIVE OFFICE)                  (ZIP CODE)

    REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE      (305) 525-1505
                                                            **************

                                   NONE
    **********************************************************************
     (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE
                                 LAST REPORT)

    INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1)HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
    YES ( X )  NO  (   )

    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK AS OF THE CLOSE OF THE PERIOD COVERED BY THE REPORT.

                CLASS                               OUTSTANDING AT
    *****************************             ****************************
    COMMON STOCK, $0.10 PAR VALUE             03/31/95 - 3,932,370 SHARES
                                                (NET OF TREASURY SHARES)

                    SUNAIR ELECTRONICS, INC. AND SUBSIDIARY

                                   INDEX
                                   *****


                                                                   PAGE NO.
                                                                   ********
    PART I.   FINANCIAL INFORMATION:

       CONSOLIDATED CONDENSED BALANCE SHEETS - -
          MARCH 31, 1995 AND SEPTEMBER 30, 1994                    2

       CONSOLIDATED CONDENSED STATEMENTS OF INCOME - -
          SIX MONTHS ENDED MARCH 31, 1995 AND 1994                 3

       CONSOLIDATED CONDENSED STATEMENTS OF INCOME - -
          THREE MONTHS ENDED MARCH 31, 1995 AND 1994               4

       CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS -
          SIX MONTHS ENDED MARCH 31, 1995 AND 1994                 5

       NOTES TO CONSOLIDATED CONDENSED FINANCIAL
          STATEMENTS                                             6-7

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
          CONSOLIDATED CONDENSED STATEMENTS                      8-9

    PART II.   OTHER INFORMATION                                  10

                       PART I. FINANCIAL INFORMATION

                  SUNAIR ELECTRONICS, INC. AND SUBSIDIARY
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                                (UNAUDITED)

    ASSETS                                          3/31/95      9/30/94
    ------                                       -----------   -----------
    CURRENT ASSETS:
    ---------------
       CASH                                      $   503,609   $   961,403
       ACCOUNTS AND NOTES RECEIVABLE                 391,700       186,734
       INVENTORIES                                 7,807,731     7,492,385
       OTHER PREPAID EXPENSES                         83,699       161,073
                                                 -----------   -----------
          TOTAL CURRENT ASSETS                     8,786,739     8,801,595
                                                 -----------   -----------

    INVESTMENT IN MARKETABLE SECURITIES            3,956,334     4,006,864
    -----------------------------------
    PROPERTY, PLANT AND EQUIPMENT-NET                923,384       975,078
    ---------------------------------
    OTHER ASSETS                                      21,562             0
    ------------                                 -----------   -----------

    TOTAL ASSETS                                 $13,688,019   $13,783,537
    ============                                 ===========   ===========

    LIABILITIES & SHAREHOLDERS' EQUITY
    ----------------------------------
    CURRENT LIABILITIES:
    --------------------
       ACCOUNTS PAYABLE AND ACCRUED EXPENSES     $   260,283   $   386,141
       CURRENT PORTION OF CAPITALIZED LEASE           20,184        19,404
                                                 -----------   -----------
          TOTAL CURRENT LIABILITIES                  280,467       405,545
                                                 -----------   -----------

    LONG-TERM LIABILITIES:
    ----------------------
       LONG-TERM PORTION OF CAPITAL LEASE             68,099        78,772
       DEFERRED INCOME TAXES                         102,000        62,000
                                                 -----------   -----------
          TOTAL LONG-TERM LIABILITIES                170,099       140,772
                                                 -----------   -----------

    SHAREHOLDERS' EQUITY                          13,237,453    13,237,220
    --------------------                         -----------   -----------
    TOTAL LIABILITIES & SHAREHOLDERS' EQUITY     $13,688,019   $13,783,537
    ========================================     ===========   ===========

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                         FOR THE SIX MONTHS ENDED
                                (UNAUDITED)

                                                     3/31/95       3/31/94
                                                  ----------    ----------
    SALES                                         $1,196,053    $1,697,177
    COST OF SALES                                    699,589       957,496
                                                  ----------    ----------
    GROSS PROFIT                                     496,464       739,681
    SELLING, GENERAL & ADMINISTRATIVE EXPENSES       611,852       701,763
                                                  ----------    ----------
    OPERATING INCOME                             (   115,388)       37,918
    OTHER INCOME:
       INTEREST INCOME                               154,442       124,984
       INTEREST EXPENSE                          (    40,050)  (    20,901)
       OTHER, NET                                      1,234        11,651
                                                  ----------    ----------
    INCOME BEFORE PROVISION
     (BENEFIT) FOR INCOME TAXES                          238       153,652
    PROVISION (BENEFIT) FOR
     INCOME TAXES                                          0         9,796
                                                  ----------    ----------

    NET INCOME                                    $      238    $  143,856
                                                  ==========    ==========

    AVERAGE SHARES OUTSTANDING                     3,932,370     3,932,370
    EARNINGS PER SHARE                            $     0.00    $     0.04
                                                  ==========    ==========

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                        FOR THE THREE MONTHS ENDED
                                (UNAUDITED)

                                                     3/31/95       3/31/94
                                                  ----------    ----------
    SALES                                         $  622,729    $  612,276
    COST OF SALES                                    337,453       325,979
                                                  ----------    ----------
    GROSS PROFIT                                     285,276       286,297
    SELLING, GENERAL & ADMINISTRATIVE EXPENSES       320,583       360,239
                                                  ----------    ----------
    OPERATING INCOME                             (    35,307)  (    73,942)
    OTHER INCOME:
       INTEREST INCOME                                76,201        44,880
       INTEREST EXPENSE                          (    19,978)  (    11,381)
       OTHER, NET                                        682        10,572
                                                  ----------    ----------
    INCOME BEFORE PROVISION
     (BENEFIT) FOR INCOME TAXES                       21,598   (    29,871)
    PROVISION (BENEFIT) FOR
     INCOME TAXES                                      7,100   (    14,976)
                                                  ----------    ----------

    NET INCOME                                    $   14,498   ($   14,895)
                                                  ==========    ==========

    AVERAGE SHARES OUTSTANDING                     3,932,370     3,932,370
    EARNINGS PER SHARE                            $     0.00    $     0.00
                                                  ==========    ==========

                CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                         FOR THE SIX MONTHS ENDED
                                (UNAUDITED)

                                                     3/31/95       3/31/94

                                                ------------  ------------
    CASH FLOWS FROM OPERATING ACTIVITIES:

    NET INCOME (LOSS)                            $       238   $   143,856
    ADJUSTMENTS TO RECONCILE NET INCOME TO
     NET CASH PROVIDED BY OPERATING ACTIVITIES

         DEPRECIATION AND AMORTIZATION                52,907        56,285
         CHANGES IN OPERATING ACTIVITIES:
            (INCR) DECR IN SHORT TERM INVEST               0    (1,039,813)
            (INCR) DECR IN ACCOUNTS RECEIVABLE    (  204,966)      150,536
            (INCR) DECR IN INVENTORY              (  315,346)   (  166,679)
            (INCR) DECR IN OTHER ASSETS               55,810    (   17,138)
            (DECR) INCR IN ACCOUNTS PAYABLE
             AND ACCRUED EXPENSES                 (  125,858)   (  196,183)
            (DECR) INCR IN  ACCRUED INCOME TAX             0    (   47,804)
            INCR IN DEFFERED INCOME TAX               40,000             0
                                                ------------  ------------
    NET CASH USED BY OPERATING ACTIVITIES         (  497,215)   (1,116,940)
                                                ------------  ------------

    CASH FLOWS FROM INVESTING ACTIVITIES:
    PURCHASE OF PROPERTY, PLANT & EQUIPMENT       (    1,216)   (   21,510)
    SALES (PURCHASES) OF INVESTMENTS - NET            50,530    (      636)
                                                ------------  ------------
    NET CASH FROM INVESTING ACTIVITIES                49,314    (   22,146)
                                                ------------  ------------

    CASH FLOWS FROM FINANCING ACTIVITIES:
    PRINCIPAL PAYMENT OF CAPITAL LEASE            (    9,893)   (    4,105)
                                                 -----------   -----------

    NET INCREASE (DECREASE) IN CASH               (  457,794)   (1,143,191)
    CASH AT BEGINNING OF PERIOD                      961,403     1,520,763
                                                ------------  ------------

    CASH AT END OF PERIOD                        $   503,609   $   377,572
                                                ============  ============

    SUPPLEMENTAL DISCLOSURE OF CASH FLOW
       INFORMATION:
       CASH PAID DURING THE YEAR FOR INTEREST    $    38,068   $    32,693
                                                ============  ============
       CASH PAID DURING THE YEAR FOR INCOME
          TAXES                                  $         0   $    55,258
                                                ============  ============

            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

    1.  BASIS OF PRESENTATION
        THE ACCOMPANYING UNAUDITED FINANCIAL STATEMENTS HAVE BEEN PREPARED IN ACCORDANCE WITH THE INSTRUCTIONS TO FORM 10-Q AND DO NOT INCLUDE ALL OF THE INFORMATION AND FOOTNOTES REQUIRED BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR COMPLETE FINANCIAL STATEMENTS. IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS (CONSISTING OF NORMAL RECURRING ACCRUALS) CONSIDERED NECESSARY FOR A FAIR PRESENTATION HAVE BEEN INCLUDED. OPERATING RESULTS FOR THE SIX MONTHS ENDED MARCH 31, 1995, ARE NOT NECESSARILY INDICATIVE OF THE RESULTS THAT MAY BE EXPECTED FOR THE FISCAL YEAR ENDING SEPTEMBER 30, 1995.

    2.  ACCOUNTING POLICIES -
    (A) PRINCIPLES OF CONSOLIDATION-
        THE ACCOMPANYING CONSOLIDATED FINANCIAL STATEMENTS INCLUDE THE ACCOUNTS OF THE COMPANY AND ITS SUBSIDIARY. ALL SIGNIFICANT INTER-COMPANY ACCOUNTS AND TRANSACTIONS HAVE BEEN ELIMINATED IN CONSOLIDATION.

    (B) PROPERTY, PLANT AND EQUIPMENT-
        PROPERTY, PLANT AND EQUIPMENT IS DEPRECIATED OVER THE ESTIMATED USEFUL LIVES OF THE ASSETS USING BOTH STRAIGHT-LINE AND ACCELERATED METHODS.

    (C) RESEARCH AND DEVELOPMENT COSTS-
        ALL RESEARCH AND DEVELOPMENT COSTS ARE CHARGED TO EXPENSE AS
        INCURRED.

    (D) EARNINGS PER COMMON SHARE-
        EARNINGS PER COMMON SHARE ARE COMPUTED BASED ON WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING DURING EACH PERIOD.

    (E) INVENTORIES-
        INVENTORIES CONSIST OF THE FOLLOWING:

                                                     3/31/95       9/30/94
                                                  ----------   -----------
                  RAW MATERIALS                   $1,746,615    $1,506,005
                  WORK IN PROCESS                  2,756,626     3,222,864
                  FINISHED GOODS                   3,304,490     2,763,516
                                                 -----------   -----------
                                                  $7,807,731    $7,492,385
                                                 ===========   ===========

    3. INCOME TAXES:
       ON OCTOBER 1, 1993, THE COMPANY CHANGED ITS METHOD OF ACCOUNTING FOR INCOME TAXES AS REQUIRED BY STATEMENT OF FINANCIAL ACCOUNTING STANDARDS ("SFAS") NO 109, "ACCOUNTING FOR INCOME TAXES". SFAS NO 109 RETAINS THE REQUIREMENT TO RECORD DEFERRED INCOME TAXES FOR TEMPORARY DIFFERENCES THAT ARE REPORTED IN DIFFERENT YEARS FOR FINANCIAL REPORTING AND FOR TAX PURPOSES; HOWEVER, THE METHODOLOGY FOR CALCULATING AND RECORDING DEFERRED INCOME TAXES HAS CHANGED. UNDER THE LIABILITY METHOD ADOPTED BY SFAS NO 109, DEFERRED TAX LIABILITIES OR ASSETS ARE COMPUTED USING THE TAX RATES EXPECTED TO BE IN EFFECT WHEN THE TEMPORARY DIFFERENCES REVERSE. ALSO, REQUIREMENTS FOR RECOGNITION OF DEFERRED TAX ASSETS AND OPERATING LOSS AND TAX CREDIT CARRYFORWARDS WERE LIBERALIZED BY REQUIRING THEIR RECOGNITION WHEN AND TO THE EXTENT THAT THEIR REALIZATION IS DEEMED TO BE MORE LIKELY THAN NOT.

       UNDER THE TAX REFORM ACT OF 1984, SUNAIR INTERNATIONAL SALES CORP.
    (SISC) ELECTED TO BE TREATED AS AN INTEREST CHARGE DISC (ICD) AS OF JANUARY 1, 1985. ACCORDINGLY, ONLY ONE-SEVENTEENTH (1/17) OF ITS NET INCOME WILL BE CONSIDERED AS A DEEMED DIVIDEND TO ITS PARENT CORPORATION, THE COMPANY. THE COMPANY INTENDS THAT THE BALANCE OF SISC'S NET INCOME WILL BE PERMANENTLY RETAINED BY SISC AND THAT THE COMPANY WILL ONLY BE REQUIRED TO PAY AN ANNUAL INTEREST CHARGE ON THE AMOUNT OF TAXES IT DEFERS ON THIS RETAINED INCOME. HOWEVER, DUE TO SFAS NO 109, BEGINNING IN FISCAL 1994 THE COMPANY HAS A DEFERRED INCOME TAX LIABILITY OF $102,900 AT MARCH 31, 1995, AND $62,000 AT SEPTEMBER 30, 1994. DEFERRED INCOME TAXES WERE NOT PROVIDED ON SISC'S PRIOR YEARS' UNDISTRIBUTED RETAINED EARNINGS SINCE IT IS INTENDED TO BE INDEFINITELY INVESTED. SISC'S UNDISTRIBUTED RETAINED EARNINGS ARE APPROXIMATELY $3,000,000.

    4. PREFERRED STOCKS:

       THE COMPANY HAS 500,000 AUTHORIZED SHARES OF PREFERRED STOCK, NO PAR VALUE, THAT MAY BE ISSUED AT SUCH TERMS AND PROVISIONS AS DETER-MINED BY THE BOARD OF DIRECTORS.

    5. STOCK OPTIONS:

       AS OF MARCH 31, 1995, THE COMPANY HAD GRANTED STOCK OPTIONS ON 23,100 SHARES OF COMMON STOCK.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                           RESULT OF OPERATIONS

    LIQUIDITY:
    ----------

                  DURING THE FIRST AND SECOND QUARTERS OF THE CURRENT FISCAL YEAR ENDING MARCH 31, 1995, THE COMPANY MAINTAINED CASH AND SHORT TERM INVESTMENTS MORE THAN ADEQUATE TO COVER KNOWN REQUIREMENTS, UNFORESEEN EVENTS OR UNCERTAINTIES THAT MIGHT OCCUR. DURING THE SIX MONTH PERIOD, CASH AND SHORT TERM INVESTMENTS MAINTAINED AN AVERAGE BALANCE OF $ 716,000, COMPARED TO AN AVERAGE BALANCE OF $2,850,000 FOR THE TWELVE MONTHS ENDED SEPTEMBER 30, 1994, OR AN AVERAGE BALANCE OF $3,407,000 FOR THE TWELVE MONTHS ENDED SEPTEMBER 30, 1993. SHORT TERM INVESTMENTS ARE TAX EXEMPT MONEY MARKET FUNDS THAT ARE READILY AVAILABLE FOR IMMEDIATE USE SHOULD THE OCCASION ARISE. IT IS ANTICIPATED THAT THE COMPANY WILL REMAIN AS LIQUID DURING THE REST OF FISCAL 1995. INVENTORIES CONTAIN NO OBSOLESCENCE AS ADJUSTMENTS ARE MADE AS THEY OCCUR. ACCOUNTS AND NOTES RECEIVABLE CONTAIN NO BAD DEBTS. INTERIM RESERVES ARE MAINTAINED TO COVER CANCELLATION CHARGES UNPAID AND ANY FREIGHT CHARGE DISPUTES. ALL MONETARY TRANSACTIONS ARE IN U.S. DOLLARS AND NO LETTERS OF CREDIT INVOLVE FOREIGN EXCHANGE.

    CAPITAL RESOURCES:
    ------------------

                  DURING THE FIRST SIX MONTHS OF THE CURRENT FISCAL YEAR, THE COMPANY EXPENDED $1,216 FOR CAPITAL ASSETS. NO EXPENDITURES ARE CONTEMPLATED FOR PLANT EXPANSION OR EXTENSIVE MAINTENANCE. THE COMPANY HAS NO LONG TERM DEBT AND NONE IS CONTEMPLATED OTHER THAN THE LEASE OF THE COMPUTER. LIABILITIES CONSIST OF CURRENT ACCOUNTS PAYABLE AND EXPENSES RELATED TO THE CURRENT ACCOUNTING PERIOD AND THE CAPITAL LEASE.

    RESULTS OF OPERATIONS:
    ----------------------

                  DURING THE SECOND QUARTER OF THE CURRENT FISCAL YEAR ENDED MARCH 31, 1995, SHIPMENTS WERE $ 622,729, UP SLIGHTLY FROM SHIPMENTS OF $ 573,324 FOR THE QUARTER ENDED DECEMBER 31, 1994. SHIPMENTS FOR THE SIX MONTHS ENDED MARCH 31, 1995 WERE $ 1,196,053 DOWN FROM $ 1,697,177 OR 29.5% FOR THE SAME PERIOD ONE YEAR AGO AND DOWN $ 2,915,882 OR 70.9% FROM THE SIX MONTHS ENDED MARCH 31, 1993. EXPORT SHIPMENTS FOR THE SIX MONTHS ENDED MARCH 31, 1995 WERE $665,033 OR 55.6% OF TOTAL SALES, DOWN $ 454,495 OR 40.6% FROM THE SAME PERIOD ONE YEAR AGO. DOMESTIC SHIPMENTS FOR THE FIRST SIX MONTHS OF THE CURRENT FISCAL YEAR WERE $ 531,020, COMPARABLE TO SHIPMENTS FOR THE SAME PERIOD ONE YEAR AGO OF $ 577,649. MANAGEMENT CONTINUES TO MONITOR

    ----------------------

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES WHICH DECREASED $ 89,911 FROM THE SAME PERIOD ONE YEAR AGO. THE DIRECT LABOR FORCE CONTINUES AT A REDUCED LEVEL DUE TO SUFFICIENT INVENTORY LEVELS IN FINISHED GOODS.

                  THE DOMESTIC MARKET CONTINUES TO REFLECT A SEVERE LACK OF NEW PROGRAMS AND FUNDING. THE COMPANY IS, HOWEVER, OBTAINING A SHARE OF THE LIMITED BUSINESS AVAILABLE. ON THE INTERNATIONAL SCENE, A NUMBER OF POTENTIAL PROGRAMS WERE UNCOVERED DURING EXTENSIVE TRAVEL INCURRED BY THE INTERNATIONAL MARKETING DEPARTMENT IN THE SECOND QUARTER, AS WELL AS AN INDICATION OF THE EASING OF BUDGETARY CONSTRAINTS EXPERIENCED IN THE RECENT PAST. WHILE THE COMPANY IS OPTIMISTIC ABOUT FUTURE REQUIREMENTS FOR ITS EQUIPMENT THE LENGTH OF TIME FOR THE PROCUREMENT CYCLE CONTINUES TO BE EXTREMELY LONG.

                      PART II   OTHER INFORMATION

    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                  ON FEBRUARY 6, 1995, THE COMPANY ISSUED A REPORT ON FORM 8-K TO ADVISE OF THE RESIGNATION OF GEORGE V. LENNON III, VICE PRESIDENT - GENERAL MANAGER EFFECTIVE JANUARY 15, 1995.

                                SIGNATURES
                                ----------


    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                              SUNAIR ELECTRONICS, INC.

                                              /S/ ROBERT URICHO, JR.
    DATE  MAY 2, 1995                        _____________________________
          -----------                        ROBERT URICHO, JR., PRINCIPAL
                                             EXECUTIVE OFFICER

                                             /S/ SYNNOTT B. DURHAM
    DATE  MAY 2, 1995                        ____________________________
          -----------                        SYNNOTT B. DURHAM, PRINCIPAL
                                             ACCOUNTING OFFICER