Form 10-Q
period 1995-06-30
SUNAIR ELECTRONICS INC
filed 1995-08-07
CIK 95366

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR QUARTER ENDED JUNE 30, 1995          COMMISSION FILE NUMBER 1-4334
                      *************          *****************************

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

          CLASS                                  OUTSTANDING AT
*****************************              ****************************
COMMON STOCK, $0.10 PAR VALUE               06/30/95 - 3,932,370 SHARES
                                             (NET OF TREASURY SHARES)

                    SUNAIR ELECTRONICS, INC. AND SUBSIDIARY

                                     INDEX
                                     *****
                                                                       PAGE NO.
                                                                      **********
    PART I.   FINANCIAL INFORMATION:

       CONSOLIDATED CONDENSED BALANCE SHEETS - -
          JUNE 30, 1995 AND SEPTEMBER 30, 1994                            3

       CONSOLIDATED CONDENSED STATEMENTS OF INCOME - -
          NINE MONTHS ENDED JUNE 30, 1995 AND 1994                        4

       CONSOLIDATED CONDENSED STATEMENTS OF INCOME - -
          THREE MONTHS ENDED JUNE 30, 1995 AND 1994                       5

       CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS -
          NINE MONTHS ENDED JUNE 30, 1995 AND 1994                        6

       NOTES TO CONSOLIDATED CONDENSED FINANCIAL
          STATEMENTS                                                    7-8

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
          CONSOLIDATED CONDENSED STATEMENTS                            9-10

    PART II.   OTHER INFORMATION                                         11

                         PART I. FINANCIAL INFORMATION

                  SUNAIR ELECTRONICS, INC. AND SUBSIDIARY
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

ASSETS                                             6/30/95       9/30/94
------                                           -----------   -----------
CURRENT ASSETS:
       CASH                                      $   249,434   $   961,403
       ACCOUNTS AND NOTES RECEIVABLE                 368,338       186,734
       INVENTORIES                                 8,161,717     7,492,385
       OTHER PREPAID EXPENSES                         80,873       161,073
                                                 -----------   -----------
          TOTAL CURRENT ASSETS                     8,860,362     8,801,595
                                                 -----------   -----------

INVESTMENT IN MARKETABLE SECURITIES                4,020,021     4,006,864

PROPERTY, PLANT AND EQUIPMENT-NET                    942,940       975,078

OTHER ASSETS                                           8,781             0
                                                 -----------   -----------

TOTAL ASSETS                                     $13,832,104   $13,783,537
                                                 ===========   ===========

LIABILITIES & SHAREHOLDERS' EQUITY
----------------------------------
CURRENT LIABILITIES:
      ACCOUNTS PAYABLE AND ACCRUED EXPENSES      $   388,706   $   386,141
      CURRENT PORTION OF CAPITALIZED LEASE            20,586        19,404
                                                 -----------   -----------
          TOTAL CURRENT LIABILITIES                  409,292       405,545
                                                 -----------   -----------

LONG-TERM LIABILITIES:
      LONG-TERM PORTION OF CAPITAL LEASE              62,608        78,772
      DEFERRED INCOME TAXES                           96,800        62,000
                                                 -----------   -----------
          TOTAL LONG-TERM LIABILITIES                159,408       140,772
                                                 -----------   -----------

SHAREHOLDERS' EQUITY                              13,263,404    13,237,220
                                                 -----------   -----------

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY         $13,832,104   $13,783,537
                                                 ===========   ===========

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                            FOR THE NINE MONTHS ENDED
                                  (UNAUDITED)

                                                 6/30/95            6/30/94
                                               ----------          ----------
SALES                                          $1,901,127          $2,230,105
COST OF SALES                                   1,135,911           1,245,315
                                               ----------          ----------
GROSS PROFIT                                      765,216             984,790
SELLING, GENERAL & ADMINISTRATIVE EXPENSES        895,200           1,040,695
                                               ----------          ----------
OPERATING INCOME                                 (129,984)            (55,905)
OTHER INCOME:
       INTEREST INCOME                            198,079             190,721
       INTEREST EXPENSE                           (60,964)            (32,492)
       OTHER, NET                                   9,756              13,291
                                               ----------          ----------
INCOME BEFORE PROVISION
  (BENEFIT) FOR INCOME TAXES                       16,887             115,615

PROVISION (BENEFIT) FOR
  INCOME TAXES                                     (9,300)                  0
                                               ----------          ----------

NET INCOME                                     $   26,187          $  115,615
                                               ==========          ==========

AVERAGE SHARES OUTSTANDING                      3,932,370           3,932,370

EARNINGS PER SHARE                             $     0.01          $     0.03
                                               ==========          ==========

                                     - 4 -

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                           FOR THE THREE MONTHS ENDED
                                  (UNAUDITED)

                                                6/30/95         6/30/94
                                              ----------      ----------
SALES                                         $  705,074      $  532,928
COST OF SALES                                    436,322         287,819
                                              ----------      ----------
GROSS PROFIT                                     268,752         245,109
SELLING, GENERAL & ADMINISTRATIVE EXPENSES       283,348         338,932
                                              ----------      ----------
OPERATING INCOME                                 (14,596)        (93,823)
OTHER INCOME:
       INTEREST INCOME                            43,637          65,737
       INTEREST EXPENSE                          (20,914)        (11,591)
       OTHER, NET                                  8,522           1,640
                                              ----------      ----------
INCOME BEFORE PROVISION
  (BENEFIT) FOR INCOME TAXES                      16,649         (38,037)

PROVISION (BENEFIT) FOR
  INCOME TAXES                                    (9,300)         (9,796)
                                              ----------      ----------

NET INCOME                                    $   25,949      $  (28,241)
                                              ==========      ==========

AVERAGE SHARES OUTSTANDING                     3,932,370       3,932,370

EARNINGS PER SHARE                            $     0.01      $    (0.01)
                                              ==========      ==========

                CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                           FOR THE NINE MONTHS ENDED
                                  (UNAUDITED)

                                                    6/30/95           6/30/94
                                                   ---------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)                                  $  26,187        $   115,615
ADJUSTMENTS TO RECONCILE NET INCOME TO
  NET CASH PROVIDED BY OPERATING ACTIVITIES
    DEPRECIATION AND AMORTIZATION                     78,706             68,843
    CHANGES IN OPERATING ACTIVITIES:
      (INCR) DECR IN SHORT TERM INVESTMENT                 0           (872,097)
      (INCR) DECR IN ACCOUNTS RECEIVABLE            (181,604)           (32,813)
      (INCR) DECR IN INVENTORY                      (669,332)          (300,834)
      (INCR) DECR IN OTHER ASSETS                     71,419            (12,074)
      (DECR) INCR IN ACCOUNTS PAYABLE AND
             ACCRUED EXPENSES                          2,564           (133,964)
      (DECR) INCR IN  ACCRUED INCOME TAX                   0            (57,258)
      INCR IN DEFERRED INCOME TAX                     34,800                  0
                                                   ---------        -----------
NET CASH USED BY OPERATING ACTIVITIES               (637,260)        (1,224,582)
                                                   ---------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

PURCHASE OF PROPERTY, PLANT & EQUIPMENT              (46,568)           (56,767)
SALES (PURCHASES) OF INVESTMENTS - NET               (13,158)            (1,022)
                                                   ---------        -----------
NET CASH FROM INVESTING ACTIVITIES                   (59,726)           (57,789)
                                                   ---------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

PRINCIPAL PAYMENT OF CAPITAL LEASE                   (14,983)           (26,528)
                                                   ---------        -----------

NET INCREASE (DECREASE) IN CASH                     (711,969)        (1,308,899)
CASH AT BEGINNING OF PERIOD                          961,403          1,520,763
                                                   ---------        -----------

CASH AT END OF PERIOD                              $ 249,434        $   211,864
                                                   =========        ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
       INFORMATION:
       CASH PAID DURING THE YEAR FOR INTEREST      $  38,068        $    32,693
                                                   =========        ===========
       CASH PAID DURING THE YEAR FOR INCOME
          TAXES                                    $       0        $    55,258
                                                   =========        ===========

                                     - 6 -

            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

    1.  BASIS OF PRESENTATION
        THE ACCOMPANYING UNAUDITED FINANCIAL STATEMENTS HAVE BEEN PREPARED IN ACCORDANCE WITH THE INSTRUCTIONS TO FORM 10-Q AND DO NOT INCLUDE ALL OF THE INFORMATION AND FOOTNOTES REQUIRED BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR COMPLETE FINANCIAL STATEMENTS. IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS (CONSISTING OF NORMAL RECURRING ACCRUALS) CONSIDERED NECESSARY FOR A FAIR PRESENTATION HAVE BEEN INCLUDED. OPERATING RESULTS FOR THE NINE MONTHS ENDED JUNE 30, 1995, ARE NOT NECESSARILY INDICATIVE OF THE RESULTS THAT MAY BE EXPECTED FOR THE FISCAL YEAR ENDING SEPTEMBER 30, 1995.

    2.  ACCOUNTING POLICIES
    (A) PRINCIPLES OF CONSOLIDATION-
        THE ACCOMPANYING CONSOLIDATED FINANCIAL STATEMENTS INCLUDE THE ACCOUNTS OF THE COMPANY AND ITS SUBSIDIARY. ALL SIGNIFICANT INTER-COMPANY ACCOUNTS AND TRANSACTIONS HAVE BEEN ELIMINATED IN CONSOLIDATION.

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

    (C) RESEARCH AND DEVELOPMENT COSTS-
        ALL RESEARCH AND DEVELOPMENT COSTS ARE CHARGED TO EXPENSE AS INCURRED.

    (D) EARNINGS PER COMMON SHARE-
        EARNINGS PER COMMON SHARE ARE COMPUTED BASED ON WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING DURING EACH PERIOD.

    (E) INVENTORIES-
        INVENTORIES CONSIST OF THE FOLLOWING:

                                         6/30/95         9/30/94
                                        ----------      ----------
                  RAW MATERIALS         $1,616,079      $1,506,005
                  WORK IN PROCESS        3,518,568       3,222,864
                  FINISHED GOODS         3,027,070       2,763,516
                                        ----------      ----------
                                        $8,161,717      $7,492,385
                                        ==========      ==========

                                     - 7 -

    3. INCOME TAXES:

       ON OCTOBER 1, 1993, THE COMPANY CHANGED ITS METHOD OF ACCOUNTING FOR INCOME TAXES AS REQUIRED BY STATEMENT OF FINANCIAL ACCOUNTING STANDARDS ("SFAS") NO 109, "ACCOUNTING FOR INCOME TAXES". SFAS NO 109 RETAINS THE REQUIREMENT TO RECORD DEFERRED INCOME TAXES FOR TEMPORARY DIFFERENCES THAT ARE REPORTED IN DIFFERENT YEARS FOR FINANCIAL REPORTING AND FOR TAX PURPOSES; HOWEVER, THE METHODOLOGY FOR CALCULATING AND RECORDING DEFERRED INCOME TAXES HAS CHANGED. UNDER THE LIABILITY METHOD ADOPTED BY SFAS NO 109, DEFERRED TAX LIABILITIES OR ASSETS ARE COMPUTED USING THE TAX RATES EXPECTED TO BE IN EFFECT WHEN THE TEMPORARY DIFFERENCES REVERSE. ALSO, REQUIREMENTS FOR RECOGNITION OF DEFERRED TAX ASSETS AND OPERATING LOSS AND TAX CREDIT CARRYOVERS WERE LIBERALIZED BY REQUIRING THEIR RECOGNITION WHEN AND TO THE EXTENT THAT THEIR REALIZATION IS DEEMED TO BE MORE LIKELY THAN NOT.

       UNDER THE TAX REFORM ACT OF 1984, SUNAIR INTERNATIONAL SALES CORP. (SISC) ELECTED TO BE TREATED AS AN INTEREST CHARGE DISC (ICD) AS OF JANUARY 1, 1985. ACCORDINGLY, ONLY ONE-SEVENTEENTH (1/17) OF ITS NET INCOME WILL BE CONSIDERED AS A DEEMED DIVIDEND TO ITS PARENT CORPORATION, THE COMPANY. THE COMPANY INTENDS THAT THE BALANCE OF SISC'S NET INCOME WILL BE PERMANENTLY RETAINED BY SISC AND THAT THE COMPANY WILL ONLY BE REQUIRED TO PAY AN ANNUAL INTEREST CHARGE ON THE AMOUNT OF TAXES IT DEFERS ON THIS RETAINED INCOME. HOWEVER, DUE TO SFAS NO 109, BEGINNING IN FISCAL 1994 THE COMPANY HAS A DEFERRED INCOME TAX LIABILITY OF $96,800 AT JUNE 30, 1995, AND $62,000 AT SEPTEMBER 30, 1994. DEFERRED INCOME TAXES WERE NOT PROVIDED ON SISC'S PRIOR YEARS' UNDISTRIBUTED RETAINED EARNINGS SINCE IT IS INTENDED TO BE INDEFINITELY INVESTED. SISC'S UNDISTRIBUTED RETAINED EARNINGS ARE APPROXIMATELY $3,000,000.

    4. PREFERRED STOCKS:

       THE COMPANY HAS 500,000 AUTHORIZED SHARES OF PREFERRED STOCK, NO PAR VALUE, THAT MAY BE ISSUED AT SUCH TERMS AND PROVISIONS AS DETERMINED BY THE BOARD OF DIRECTORS.

    5. STOCK OPTIONS:

       AS OF JUNE 30, 1995, THE COMPANY HAD GRANTED STOCK OPTIONS ON 20,100 SHARES OF COMMON STOCK.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULT OF OPERATIONS

    LIQUIDITY:

        DURING THE FIRST THREE QUARTERS OF THE CURRENT FISCAL YEAR ENDING JUNE 30, 1995, THE COMPANY MAINTAINED CASH AND SHORT TERM INVESTMENTS MORE THAN ADEQUATE TO COVER KNOWN REQUIREMENTS, UNFORESEEN EVENTS OR UNCERTAINTIES THAT MIGHT OCCUR. DURING THE NINE MONTH PERIOD, CASH AND SHORT TERM INVESTMENTS MAINTAINED AN AVERAGE BALANCE OF $572,000, COMPARED TO AN AVERAGE BALANCE OF $2,850,000 FOR THE TWELVE MONTHS ENDED SEPTEMBER 30, 1994, OR AN AVERAGE BALANCE OF $3,407,000 FOR THE TWELVE MONTHS ENDED SEPTEMBER 30, 1993. SHORT TERM INVESTMENTS ARE TAX EXEMPT MONEY MARKET FUNDS THAT ARE READILY AVAILABLE FOR IMMEDIATE USE SHOULD THE OCCASION ARISE. IT IS ANTICIPATED THAT THE COMPANY WILL REMAIN AS LIQUID DURING THE REST OF FISCAL 1995. INVENTORIES CONTAIN NO OBSOLESCENCE AS ADJUSTMENTS ARE MADE AS THEY OCCUR. ACCOUNTS AND NOTES RECEIVABLE CONTAIN NO BAD DEBTS. INTERIM RESERVES ARE MAINTAINED TO COVER CANCELLATION CHARGES UNPAID AND ANY FREIGHT CHARGE DISPUTES. ALL MONETARY TRANSACTIONS ARE IN U.S. DOLLARS AND NO LETTERS OF CREDIT INVOLVE FOREIGN EXCHANGE.

    CAPITAL RESOURCES:

        DURING THE FIRST NINE MONTHS OF THE CURRENT FISCAL YEAR, THE COMPANY EXPENDED $46,568 FOR CAPITAL ASSETS. NO EXPENDITURES ARE CONTEMPLATED FOR PLANT EXPANSION OR EXTENSIVE MAINTENANCE. THE COMPANY HAS NO LONG TERM DEBT AND NONE IS CONTEMPLATED OTHER THAN THE LEASE OF THE COMPUTER. LIABILITIES CONSIST OF CURRENT ACCOUNTS PAYABLE AND EXPENSES RELATED TO THE CURRENT ACCOUNTING PERIOD AND THE CAPITAL LEASE.

    RESULTS OF OPERATIONS:

        DURING THE THIRD QUARTER OF THE CURRENT FISCAL YEAR ENDED JUNE 30, 1995, SHIPMENTS WERE $ 705,074, UP FROM SHIPMENTS OF $622,729 FOR THE SECOND QUARTER ENDED MARCH 31, 1995 AND UP FROM SHIPMENTS OF $ 573,324 FOR THE FIRST QUARTER ENDED DECEMBER 31, 1994. SHIPMENTS FOR THE NINE MONTHS ENDED JUNE 30, 1995 WERE $ 1,901,127, DOWN FROM $2,230,105 OR 14.8% FOR THE SAME
    PERIOD ONE YEAR AGO AND DOWN FROM $5,271,345 OR 63.9% FROM THE NINE MONTHS ENDED JUNE 30, 1993. EXPORT SHIPMENTS FOR THE NINE MONTHS ENDED JUNE 30, 1995 WERE $932,529 OR 49.5% OF TOTAL SALES, DOWN $ 453,246 OR 32.7% FROM THE SAME PERIOD ONE YEAR AGO. DOMESTIC SHIPMENTS FOR THE FIRST NINE MONTHS OF THE CURRENT FISCAL YEAR WERE $ 968,598, COMPARABLE TO SHIPMENTS FOR THE SAME PERIOD ONE YEAR AGO OF $ 844,330. MANAGEMENT CONTINUES TO MONITOR

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES WHICH DECREASED $ 145,495 FROM THE SAME PERIOD ONE YEAR AGO. THE DIRECT LABOR FORCE CONTINUES AT A REDUCED LEVEL DUE TO SUFFICIENT INVENTORY LEVELS IN FINISHED GOODS.

        THE DOMESTIC MARKET CONTINUES TO REFLECT A LIMITED NUMBER OF PROGRAMS AND NECESSARY FUNDING. HOWEVER, A SLIGHT INCREASE IN CERTAIN PROGRAMS HAS BEEN SEEN BY THE COMPANY FOR THE NEAR FUTURE. IN RESPONSE TO GROWING DEMAND, THE COMPANY RESUMED PRODUCTION OF THE AIRBORNE LINE OF HF EQUIPMENT WITH EXCELLENT RECEPTION. DELIVERY IS SCHEDULED FOR THE FOURTH QUARTER OF FISCAL 1995. ON THE INTERNATIONAL SCENE, CONTINUED ACTIVITY FOR NEW AND DEVELOPING PROGRAMS IS STRONG. TRAVEL TO THE PACIFIC RIM IS SCHEDULED FOR THE FOURTH QUARTER IN RESPONSE TO REQUESTS FROM SEVERAL COUNTRIES WITH CURRENT PROGRAMS. WHILE THE COMPANY IS OPTIMISTIC ABOUT FUTURE REQUIREMENTS FOR ITS EQUIPMENT, THE LENGTH OF TIME FOR THE PROCUREMENT CYCLE CONTINUES TO BE EXTREMELY LONG.

                      PART II   OTHER INFORMATION

    NONE

                                   SIGNATURES
                                   ----------

        PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                              SUNAIR ELECTRONICS, INC.

          AUGUST 3, 1995                      /S/ ROBERT URICHO, JR.
    DATE _______________                      -----------------------------
                                              ROBERT URICHO, JR., PRINCIPAL
                                              EXECUTIVE OFFICER

          AUGUST 3, 1995                      /S/ SYNNOTT B. DURHAM
    DATE _______________                      ----------------------------
                                              SYNNOTT B. DURHAM, PRINCIPAL
                                              ACCOUNTING OFFICER