Form 10-K405
period 1995-09-30
SUNAIR ELECTRONICS INC
filed 1995-12-28
CIK 95366

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 1995

                          Commission file number I-4334

                            SUNAIR ELECTRONICS, INC.

A Florida Corporation                       I.R.S. Employer I.D. No. 59-0780772

                    Executive Offices, 3101 S.W. Third Avenue
                            Fort Lauderdale, FL 33315
                            Telephone (954) 525-1505

Securities registered pursuant to section 12(b) of the Act:

    TITLE OF EACH CLASS              NAME OF EACH EXCHANGE ON WHICH REGISTERED
---------------------------          -----------------------------------------
Common (Par Value 10 Cents)                   American Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act:

                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No ____

The aggregate market value of the voting stock held by non-affiliates of the registrant approximated $4,044,958 as of December 14, 1995 based on the closing price of stock on the American Stock Exchange on said date.

Registrant's common stock - par value 10 cents, outstanding as of November 30, 1995 - 3,932,370 shares.

Documents Incorporated by Reference:
Portions of the annual shareholders' report for the years ended September 30, 1995 and September 30, 1994 are incorporated by reference into Parts I and II.

This Annual Report on Form 10-K has 21 pages. The exhibit index (Item 14a) is on page 20.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

Sunair Electronics, Inc. is a Florida corporation organized in 1956. It is engaged in the design, manufacture and sale of high frequency single sideband communications equipment utilized for long range voice and data communications in fixed station, airborne, mobile and marine "para-military" applications.

MARKETS

Sunair products are marketed both domestically and internationally and are primarily intended for strategic military and other governmental applications. Sales are executed direct through systems engineering companies, worldwide commercial and business airframe manufacturers or direct to the U.S. Government for foreign military assistance.

PRODUCTS

Sunair's line of equipment is composed of proprietary HF/SSB radio equipment and ancillary items sold as operating units or combined into sophisticated systems that may interface with teleprinters, antennae, power sources, modems, message switching devices, cryptographic equipment and the like provided by others. Sunair products employ advanced solid state designs with computer controlled networking capabilities. Principal product areas are as follows:

                           High frequency transceivers
                            High frequency receivers
                             High frequency exciters
                           Automatic antenna couplers
                             Linear power amplifiers
                         Computer remote control systems
                                 Digital modems
                          Frequency management systems
                              Transportable systems
                      High frequency airborne transceivers

In addition, the Company custom designs systems incorporating various combinations of the above into equipment racks and control consoles that may interface with products and systems of other manufacturers.

DISTRIBUTION

Sunair sells through a network of dealers and representatives located throughout the United States and over 100 other nations. In addition, sales are made on a direct basis to airframe manufacturers and segments of the U.S. government. A substantial amount of the Company's sales are made to customers outside the United States and are handled through its wholly owned subsidiary, Sunair International Sales Corp., an IC-DISC corporation established in 1985. The Company maintains a sales and service organization geared to train and assist not only its dealers, but larger governmental users throughout the world. Training programs are conducted at the Company's facilities and in the field.

The following is included to supplement the business information.

a. Sunair competes with other US and foreign companies several of which have substantially greater sales and assets than Sunair.

b. The backlog of unfilled orders of the Company as of September 30 is as follows:

                     1995                                             1994
                   --------                                         --------
                   $366,819                                         $247,683

All orders at September 30, 1995 are expected to be shipped within the current fiscal year. Sunair attempts to fill most orders from its finished goods stock and thus does not look to backlog as a major indication of activity.

c. Raw materials, purchased parts and related items are available from various suppliers located throughout the country. Management believes that the items required in the manufacture of its electronic equipment are available in sufficient quantities to meet manufacturing requirements with some extended deliveries.

d. The Company maintains an engineering department which included five engineers and two other technical personnel in 1995. During the fiscal years ended September 30, 1993, 1994 and 1995, Sunair expended $230,000, $251,000 and $268,000 respectively, on product development and engineering.

e. The Company had 41 active full time employees at the end of the fiscal year.

f. In the opinion of the Company, its business is subject to limited seasonal variation.

g. Essentially all export sales are covered by irrevocable letters of credit or sight drafts. It is believed that over 80% of the non-US Government sales ultimately enter the export market either directly or via resale by domestic customers. For amounts of export sales by geographic area, sales to governmental agencies of the U.S. and to foreign governments for the years ended September 30, 1995, 1994 and 1993, see Note 6 to the consolidated financial statements included in Item 8 herein.

ITEM 2. PROPERTIES

Manufacturing, Sales and Administrative operations are conducted in Fort Lauderdale, Florida within two concrete block buildings containing approximately 67,700 sq. ft. of floor space on approximately 10 acres of land, all of which is owned in fee simple by the Company.

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of the fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

(a) The following table sets forth the high and low sale price of the Company's common stock as traded on the American Stock Exchange under the symbol SNR.

                                      1995
                                      ----

                  1ST QTR.          2ND QTR.         3RD QTR.          4TH QTR.
                  --------          --------         --------          --------
High              2                 1-15/16          2-1/8             2-1/4
Low               1-13/16           1-13/16          1-13/16           1-13/16

                                      1994
                                      ----
                  1ST QTR.          2ND QTR.         3RD QTR.          4TH QTR.
                  --------          --------         --------          --------
High              2-7/8             3-1/8            2-1/2             2-3/16
Low               2-5/8             2-1/8            2-1/8             1-11/16

(b) As of December 1, 1995, it is estimated that there were approximately 800 shareholders of record.

ITEM 6. SELECTED FINANCIAL DATA

                                                     1995           1994           1993           1992           1991
                                                  -----------    -----------    -----------    -----------    -----------
Sales                                             $ 3,333,268    $ 2,494,777    $ 5,903,533    $ 8,010,176    $ 4,581,990
Cost of sales (A)                                   2,113,354      1,388,600      3,797,138      5,029,441      3,330,805
                                                  -----------    -----------    -----------    -----------    -----------
Gross profit                                        1,219,914      1,106,177      2,106,395      2,980,735      1,251,185
Selling, general & administrative expenses          1,168,238      1,340,877      1,455,527      1,580,539      1,733,035
                                                  -----------    -----------    -----------    -----------    -----------
Income (loss) from operations                          51,676       (234,700)       650,868      1,400,196       (481,850)
                                                  -----------    -----------    -----------    -----------    -----------
Other income (deductions)
    Interest income                                   232,523        321,609        333,614        211,700        182,442
    Interest expense                                  (79,718)       (43,913)       (32,693)       (52,527)       (57,916)
    Other income (expenses)                            10,788        (39,760)        42,028         18,897         25,166
                                                  -----------    -----------    -----------    -----------    -----------
                                                      163,593        237,936        342,949        178,070        149,692
                                                  -----------    -----------    -----------    -----------    -----------
Income (loss) before provision
  for income taxes                                    215,269          3,236        993,817      1,578,266       (332,158)
Provision (benefit) for income taxes                   47,800         (4,000)       186,000        441,000              0
                                                  -----------    -----------    -----------    -----------    -----------
Net income (loss) before
  extraordinary income                                167,469          7,236        807,817      1,137,266       (332,158)
Extraordinary income, net of
  income taxes                                              0              0              0        243,000        171,992
                                                  -----------    -----------    -----------    -----------    -----------
Net income (loss)                                 $   167,469    $     7,236    $   807,817    $ 1,380,266    $  (160,166)
                                                  -----------    -----------    -----------    -----------    -----------
                                                  -----------    -----------    -----------    -----------    -----------
Income (loss) per common share:
  Before extraordinary income                           $0.04          $0.00          $0.21          $0.29         $(0.08)
  Extraordinary income                                   0.00           0.00           0.00           0.06           0.04
                                                  -----------    -----------    -----------    -----------    -----------
Net income (loss)                                       $0.04          $0.00          $0.21          $0.35         $(0.04)
                                                  -----------    -----------    -----------    -----------    -----------
                                                  -----------    -----------    -----------    -----------    -----------
Average shares outstanding                          3,932,370      3,932,370      3,932,257      3,931,620      3,920,788
Cash dividends per share                                $0.00          $0.00          $0.00          $0.00          $0.00
Working capital year end                          $12,559,292    $ 8,396,050    $10,307,839    $ 9,437,728    $ 9,042,867
Total Assets                                      $13,981,338    $13,783,537    $13,728,032    $13,032,921    $11,226,943
Stockholders' equity per share                          $3.41          $3.37          $3.36          $3.16          $2.81

(A) Included in cost of sales for the year ended September 30, 1991 is a charge of approximately $426,000 to reduce inventory to market due to obsolescence resulting from new equipment designs.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

LIQUIDITY:

During the fiscal year ended September 30, 1995, the Company had short term investments and cash or cash equivalents more than adequate to cover known requirements, unforeseen events or uncertainties that might occur. During this twelve month period, Cash and Short Term Investments had an average balance of $2,968,000 as opposed to an average balance of $2,850,000 for the twelve months ending September 30, 1994, or an average balance of $3,407,000 for the twelve months ended September 30, 1993. Short Term Investments are tax exempt money market funds that are readily available for immediate use should the occasion arise. It is anticipated that the Company will remain as liquid during fiscal 1996. The current ratio of the Company as of September 30, 1995 was 31.6 compared to 21.7 as of September 30, 1994, or 21.7 as of September 30, 1993. Inventories contain no obsolescence as adjustments are made as they occur. Accounts and Notes Receivable contain no bad debts. Interim reserves are maintained to cover cancellation charges unpaid and any freight charge disputes. All monetary transactions are in U.S. dollars and no letters of credit involve foreign exchange.

CAPITAL RESOURCES:

During the twelve months of fiscal 1995, $141,000 was spent for Capital Assets. These funds were primarily used for new software development for Sunair Equipment. No expenditures are contemplated for Plant Expansion or Extensive Maintenance. The Company has no long term debt and none is contemplated other than the long-term lease purchase of the AS400 computer. Liabilities consist of current accounts payable, accrued expenses related to the current accounting period and the capital lease.

RESULTS OF OPERATIONS:

During 1995 shipments of $3,333,000 were up 34% or $838.000 from fiscal 1994 and down 44% or $2,570,000 from fiscal 1993. Domestic shipments of $1,834,000 for fiscal 1995 were up 77% or $798,000 from fiscal 1994 and down 38% or $1,110,000 from fiscal 1993. Export shipments for fiscal 1995 were $1,499,000 up 3% or $41,000 from fiscal 1994 and down 49% or $1,461,000 from fiscal 1993. The above comparative sales reflect a continuing sluggish market for domestic and export activity. Selling, general and administrative expenses were reduced $174,000 or 13% from fiscal 1994 and reduced 20% from 1993 expenses. Interest income decreased proportionate to the change in investments and lower interest rates. Interest expense paid on the deferred taxes of the Company's wholly-owned subsidiary, Sunair International Sales Corporation, an interest charge DISC, reflect the changes in interest rates of one year treasury bills at the end of each fiscal year. Net income was up in 1995 from 1994 proportionate to shipments. The 9000 series of communication equipment continues to receive considerable interest in the foreign and domestic markets although funding continues to be tight. The direct labor force continues at a reduced level due to sufficient inventory levels in finished goods.

As previously stated, the user community continues to struggle with accelerating technological requirements brought by the changing role of high frequency communications, as well as a lack of funding for new programs. System definition and preparation of procurement documents which used to take about a year are now averaging about three years. The typical base station requirement in the 1980's would generally consist of a transceiver, linear power amplifier, antenna coupler and teletype terminal and would cost $29,000. Today the typical base station consists of the aforementioned products plus separate receivers, pre/post selectors, high speed data modems, multiplexing equipment, phone patches and fax terminals and costs about $135,000. The typical order has increased greatly in scope and dollar value, but occurs far less frequently than in prior periods. These events have brought about great changes in the way the Company conducts business. Pre-sale demands are placed on the marketing and engineering functions which heretofore did not exist. Sunair has kept pace with these shifting demands at the price of accelerated company investment and remains optimistic about the long term results. Product development included a fully automated totally integrated capability to communicate error free data and facsimile over high frequency radio channels using our "PATHFINDER" Data Switch Terminal. Production was also resumed on the Airborne ASB500 line of equipment. Sunair sales force continues to aggressively pursue international business with a program of extensive travel.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


CONSOLIDATED BALANCE SHEETS

                                           ASSETS                                                       SEPTEMBER 30,
                                                                                                -----------------------------
                                                                                                   1995              1994
                                                                                                -----------       -----------
CURRENT ASSETS
  Cash and cash equivalents                                                                     $ 4,408,135       $   961,403
  Accounts receivable                                                                               729,778           186,734
  Inventories                                                                                     7,676,352         7,492,385
  Prepaid expenses and other current assets                                                         155,864           161,073
                                                                                                -----------       -----------
                                                                                                 12,970,129         8,801,595
INVESTMENTS                                                                                               0         4,006,864
PROPERTY, PLANT AND EQUIPMENT
  Land                                                                                              224,299           224,299
  Buildings and improvements                                                                      1,684,728         1,684,728
  Machinery and equipment                                                                         2,115,055         1,973,945
                                                                                                -----------       -----------
                                                                                                  4,024,082         3,882,972
  Less: Accumulated depreciation                                                                  3,012,873         2,907,894
                                                                                                -----------       -----------
                                                                                                  1,011,209           975,078
                                                                                                -----------       -----------
                                                                                                $13,981,338       $13,783,537
                                                                                                -----------       -----------
                                                                                                -----------       -----------
                            LIABILITIES AND STOCKHOLDERS' EQUITY                                        SEPTEMBER 30,
                                                                                                -----------------------------
                                                                                                   1995              1994
                                                                                                -----------       -----------
CURRENT LIABILITIES
  Accounts payable and accrued expenses                                                         $   389,841       $   386,141
  Current portion of capitalized lease                                                               20,996            19,404
                                                                                                -----------       -----------
                                                                                                    410,837           405,545
LONG-TERM LIABILITIES
  Long-term portion of capitalized lease                                                             57,012            78,772
  Deferred income taxes                                                                             108,800            62,000
                                                                                                -----------       -----------
                                                                                                    165,812           140,772
                                                                                                    576,649           546,317
STOCKHOLDERS' EQUITY
  Preferred stock, no par value
    500,000 shares authorized
    no shares issued
  Common stock, $.10 par value
    6,000,000 shares authorized
    4,800,740 shares issued                                                                         480,074           480,074
  Additional paid-in capital                                                                      2,606,899         2,606,899
  Retained earnings                                                                              15,274,327        15,106,858
                                                                                                -----------       -----------
                                                                                                 18,361,300        18,193,831
  Less: Cost of treasury stock
    (868,370 shares in 1995 and 1994)                                                            (4,956,611)       (4,956,611)
                                                                                                -----------       -----------
                                                                                                 13,404,689        13,237,220
                                                                                                -----------       -----------
                                                                                                $13,981,338       $13,783,537
                                                                                                -----------       -----------
                                                                                                -----------       -----------

Notes to Consolidated Financial Statements are an integral part of this statement

                               PURITZ & WEINTRAUB
                          CERTIFIED PUBLIC ACCOUNTANTS
                  (A PARTNERSHIP OF PROFESSIONAL ASSOCIATIONS)
                            1244 N. UNIVERSITY DRIVE
                           PLANTATION, FLORIDA 33322
                 TELEPHONE (305) 370-2727 - FAX (305) 370-2776

                          INDEPENDENT AUDITOR'S REPORT

To The Board of Directors and Stockholders of Sunair Electronics, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Sunair Electronics, Inc. and Subsidiary as of September 30, 1995 and 1994 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1995. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sunair Electronics, Inc. and Subsidiary as of September 30, 1995 and 1994 and the results of its operations and cash flows for each of the three years in the period ended September 30, 1995, in conformity with generally accepted accounting principles.

As discussed in Note 2 to these financial statements, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 109, 'Accounting for Income Taxes', in fiscal 1994.

November 6, 1995

                                                   /S/  PURITZ & WEINTRAUB
                                                   -----------------------
                                                   Puritz and Weintraub
                                                   Certified Public Accountants


CONSOLIDATED INCOME STATEMENTS                                                            YEAR ENDED SEPTEMBER 30,
                                                                                --------------------------------------------
                                                                                   1995            1994              1993
                                                                                ----------     -----------       -----------
Sales                                                                           $3,333,268       $2,494,777       $5,903,533
Cost of sales                                                                    2,113,354        1,388,600        3,797,138
                                                                                ----------       ----------       ----------
Gross profit                                                                     1,219,914        1,106,177        2,106,395
Selling, general and administrative expenses                                     1,168,238        1,340,877        1,455,527
                                                                                ----------       ----------       ----------
Income (loss) from operations                                                       51,676         (234,700)         650,868
                                                                                ----------       ----------       ----------
Other income (deductions)
  Interest income                                                                  232,523          321,609          333,614
  Interest expense                                                                 (79,718)         (43,913)         (32,693)
  Other income (expenses)                                                           10,788          (39,760)          42,028
                                                                                ----------       ----------       ----------
                                                                                   163,593          237,936          342,949
                                                                                ----------       ----------       ----------
Income before provision (benefit) for income taxes                                 215,269            3,236          993,817
Provision (benefit) for income taxes                                                47,800           (4,000)         186,000
                                                                                ----------       ----------       ----------
Net income                                                                      $  167,469       $    7,236       $  807,817
                                                                                ----------       ----------       ----------
                                                                                ----------       ----------       ----------
Net income per common share                                                          $0.04            $0.00            $0.21
                                                                                ----------       ----------       ----------
                                                                                ----------       ----------       ----------
Average shares outstanding                                                       3,932,370        3,932,370        3,932,257
                                                                                ----------       ----------       ----------
                                                                                ----------       ----------       ----------

Notes to Consolidated Financial Statements are an integral part of this statement

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          YEAR ENDED SEPTEMBER 30,
                                                                                ---------------------------------------------
OPERATING ACTIVITIES                                                               1995             1994             1993
                                                                                ----------       ----------       -----------
  Net income                                                                    $  167,469       $    7,236       $   807,817
  Adjustments to reconcile net income to cash
    provided by operating activities:
       Depreciation and amortization                                               105,159          109,495            84,709
       (Increase) decrease in accounts receivables                                (543,044)         200,165           474,209
       (Increase) in inventory                                                    (183,967)        (591,349)       (1,099,536)
       Decrease (increase) in prepaid and other assets                               5,209          (98,387)          (12,568)
       Increase (decrease) in accounts payable and
         accrued expenses                                                            3,700         (111,907)         (113,325)
       Increase in deferred income taxes                                            46,800           62,000                 0
                                                                                ----------       ----------       -----------
  Cash (used) provided by operating activities                                    (398,674)        (422,747)          141,306
                                                                                ----------       ----------       -----------
INVESTING ACTIVITIES
  Purchase of equipment                                                           (142,054)         (58,891)          (23,034)
  Sale (purchase) of investments, net                                            4,006,864          (64,093)         (404,384)
                                                                                ----------       ----------       -----------
  Cash provided (used) in investing activities                                   3,864,810         (122,984)         (427,418)
                                                                                ----------       ----------       -----------
FINANCING ACTIVITIES
  Principal payments of capital lease                                              (19,404)         (13,629)                0
  Exercise of employee stock options                                                     0                0               619
                                                                                ----------       ----------       -----------
  Cash (used) provided in financing activities                                     (19,404)         (13,629)              619
                                                                                ----------       ----------       -----------
  Net increase (decrease) in cash and cash equivalents                           3,446,732         (559,360)         (285,493)
  Cash and cash equivalents at beginning of year                                   961,403        1,520,763         1,806,256
                                                                                ----------       ----------       -----------
  Cash and cash equivalents at end of year                                      $4,408,135       $  961,403       $ 1,520,763
                                                                                ----------       ----------       -----------
                                                                                ----------       ----------       -----------
  Supplemental Disclosure of Cash Flow information:
    Cash paid during the year for interest                                      $   44,904       $   43,913       $    52,527
                                                                                ----------       ----------       -----------
                                                                                ----------       ----------       -----------
    Cash paid during the year for income taxes                                  $        0       $   57,258       $   171,788
                                                                                ----------       ----------       -----------
                                                                                ----------       ----------       -----------

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                  COMMON STOCK         ADDITIONAL                       TREASURY STOCK
                                              ---------------------     PAID-IN       RETAINED      ----------------------
                                               SHARES       AMOUNT      CAPITAL       EARNINGS      SHARES       AMOUNT
                                              ---------    --------    ----------    -----------    -------    -----------
  Balances at September 30, 1992              4,800,740    $480,074    $ 2,608,849   $14,291,805    868,820    $(4,959,180)
  Employee stock options exercised                    0           0         (1,950)            0       (450)         2,569
  1993 net income                                     0           0              0       807,817          0              0
                                              ---------    --------    -----------   -----------    -------    -----------
  Balances at September 30, 1993              4,800,740     480,074      2,606,899    15,099,622    868,370     (4,956,611)
  1994 net income                                     0           0              0         7,236          0              0
                                              ---------    --------    -----------   -----------    -------    -----------
  Balances at September 30, 1994              4,800,740     480,074      2,606,899    15,106,858    868,370     (4,956,611)
  1995 net income                                     0           0              0       167,469          0              0
                                              ---------    --------    -----------   -----------    -------    -----------
  Balances at September 30, 1995              4,800,740    $480,074    $ 2,606,899   $15,274,327    868,370    $(4,956,611)
                                              ---------    --------    -----------   -----------    -------    -----------
                                              ---------    --------    -----------   -----------    -------    -----------

Notes to Consolidated Financial Statements are an integral part of this statement

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS ACTIVITY
   Sunair Electronics, Inc. is a Florida corporation organized in 1956. It is engaged in the design, manufacture and sale of high frequency single sideband communications equipment utilized for long range voice and data transmissions in fixed station, airborne, mobile and marine 'para-military' applications.

PRINCIPLES OF CONSOLIDATION
   The accompanying consolidated financial statements include the accounts of Sunair Electronics, Inc. and its wholly-owned subsidiary, Sunair International Sales Corporation, (the 'Company'). All significant intercompany accounts and transactions have been eliminated in consolidation.

REVENUE RECOGNITION
   Sunair Electronics, Inc. and Subsidiary are on the accrual basis of accounting. Sales revenues are recorded when products are shipped. Interest and dividends earned on investments are recorded when earned.

ACCOUNTS RECEIVABLE
   Since bad debts are insignificant, the Company uses the direct write-off method of accounting for uncollectible receivables.

INVENTORIES
   Inventories are stated at the lower of cost or market value using the first in, first out method. Costs include material, labor and overhead.

CASH AND CASH EQUIVALENTS
   Cash and cash equivalents represent cash bank accounts, money funds, and municipal commercial paper with original maturities of three months or less.

RECLASSIFICATION
   Certain amounts in prior periods have been reclassified to conform to the 1995 presentations.

PROPERTY, PLANT AND EQUIPMENT
   Property, plant and equipment are carried at cost. Depreciation is provided over the estimated useful lives of the assets using both the straight-line and accelerated methods. The estimated useful lives used to compute depreciation are as follows:

                      Buildings and improvements  10 to 30 years
                      Machinery and equipment      4 to 10 years

   The cost of maintenance and repairs is charged to income as incurred; renewals and betterments are capitalized. When properties are retired or otherwise disposed of, the cost of such properties and the related accumulated depreciation are removed from the accounts. Any profit or loss is credited or charged to income.

RESEARCH AND DEVELOPMENT
   Expenditures for research and development are charged to income as incurred and amounted to approximately $268,000 in 1995, $251,000 in 1994 and $230,000 in 1993.

INCOME (LOSS) PER SHARE
   Income (loss) per share is based upon the weighted average number of shares outstanding during each year. Shares subject to options are not included in the computation since the present effects thereof are not materially dilutive.

INVESTMENTS

   Investments are carried at cost less amortization of premium (discount), if any, and include Private Export Funding Corporation (PEFCO) notes at September 30, 1994. These notes are guaranteed by the Export-Import Bank of the United
                                                                -11-

    States, an agency of the United States. These investments were excluded from current assets due to their maturity dates. These notes were sold in April of this year due to market fluctuations and were invested in short term municipal bonds. These municipal bonds are reflected in cash and cash equivalents at September 30, 1995. Approximately $3,200,000 of the short term municipal bonds were re-invested in PEFCO notes in October, 1995.

   The following schedule reflects values at September 30, 1994:

NAME OF ISSUER AND
TITLE OF EACH ISSUE                                       PRINCIPAL           COST            MARKET          CARRYING
-------------------                                       ----------       ----------       ----------       ----------
PEFCO 6.86% secured note
series TT due April 30, 2004                              $1,000,000       $  993,890       $  956,560       $  993,890
PEFCO 7.7% secured note
series X due January 31, 1997                              1,000,000        1,000,000        1,010,000        1,000,000
PEFCO 7.9% secured note
series LL due March 31, 2000                               1,000,000        1,010,780        1,007,500        1,006,996
PEFCO 7.3% secured note
series NN due January 31, 2002                             1,000,000        1,006,250          965,000        1,005,978
                                                          ----------       ----------       ----------       ----------
                                                          $4,000,000       $4,010,920       $3,939,060       $4,006,864
                                                          ----------       ----------       ----------       ----------
                                                          ----------       ----------       ----------       ----------

2. INCOME TAXES
   The components of the Company's income tax (benefit) provision are as follows:

                                                                                    1995           1994           1993
                                                                                  --------       --------       ---------
Current
  Federal                                                                         $  1,000       $(66,000)      $ 179,400
  State                                                                                  0              0           6,600
                                                                                  --------       --------       ---------
                                                                                     1,000        (66,000)        186,000
                                                                                  --------       --------       ---------
Deferred
  Federal                                                                           43,000         57,000               0
  State                                                                              3,800          5,000               0
                                                                                  --------       --------       ---------
                                                                                    46,800         62,000               0
                                                                                  --------       --------       ---------
                                                                                  $ 47,800       $ (4,000)      $ 186,000
                                                                                  --------       --------       ---------
                                                                                  --------       --------       ---------
Income before income taxes and
  use of net operating losses                                                     $215,269       $  3,236       $ 993,817
Income tax                                                                          (1,000)             0        (186,000)
Income tax benefit due to net
  operating loss carryback                                                               0         66,000               0
Deferred income taxes                                                              (46,800)       (62,000)              0
                                                                                  --------       --------       ---------
Net income                                                                        $167,469       $  7,236       $ 807,817
                                                                                  --------       --------       ---------
                                                                                  --------       --------       ---------

   The Company has approximately $109,000 of income tax deposits and benefits to be applied to future periods. This amount is included in prepaid expenses and other current assets.

   On October 1, 1993, the Company changed its method of accounting for income taxes as required by Statement of Financial Accounting Standards ('SFAS') No. 109, 'Accounting for Income Taxes'. SFAS No. 109 retains the requirement to record deferred income taxes for temporary differences that are reported in different years for financial reporting and for tax purposes; however, the methodology for calculating and recording deferred income taxes has changed. Under the liability method adopted by SFAS No. 109, deferred tax liabilities or assets are computed using the tax rates expected to be in effect when the temporary differences reverse. Also, requirements for recognition of deferred tax assets and operating loss and tax credit carryforwards were liberalized by requiring their recognition when and to the extent that their realization is deemed to be more likely than not.

   As a result of the Tax Reform Act of 1984, Sunair International Sales Corporation (SISC), a wholly owned subsidiary, had elected as of January 1, 1985, to be treated as an Interest Charge Domestic International Sales Corporation. Accordingly, for 1985 and future years, only one-seventeenth (1/17) of its net income will be considered as a deemed dividend to the parent corporation. The Company intends that the balance of SISC's net income will be permanently retained by SISC and that the Company will only be required to pay an annual interest charge on the amount of taxes it defers on this retained income which interest charged amounted to $72,900, $38,086 and $32,693 at September 30, 1995, 1994 and 1993, respectively. However, due to SFAS No. 109, beginning in fiscal 1994 the Company has a deferred income tax liability of $108,800 on SISC's undistributed retained earnings. Deferred income taxes were not provided on SISC's undistributed retained earnings prior to 1994 since it is intended to be indefinitely invested. SISC's undistributed retained earnings are approximately $3,000,000.

   The total provisions for 1995, 1994 and 1993 are less than amounts computed by applying the statutory rates to income before income taxes for the following reasons:

                                                                                    1995           1994           1993
                                                                                  --------       --------       ---------
Income taxes at the statutory rates                                               $ 73,191       $  1,100       $ 337,898
State income taxes, net of federal tax benefit                                           0              0          19,678
Tax benefit attributable to undistributed
  earnings of SISC                                                                       0              0        (100,000)
Tax savings due to tax exempt income                                               (28,000)       (21,000)        (60,801)
Capital losses                                                                       3,400         19,000               0
Other                                                                                 (791)        (3,100)        (10,775)
                                                                                  --------       --------       ---------
                                                                                  $ 47,800       $ (4,000)      $ 186,000
                                                                                  --------       --------       ---------
                                                                                  --------       --------       ---------

3. INVENTORIES
   Inventories consist of the following:

                                                                                           SEPTEMBER 30,
                                                                            --------------------------------------------
                                                                               1995             1994             1993
                                                                            ----------       ----------       ----------
Materials                                                                   $1,609,299       $1,506,005       $2,193,540
Work in process                                                              3,047,844        3,222,864        2,945,380
Finished goods                                                               3,019,209        2,763,516        1,762,116
                                                                            ----------       ----------       ----------
                                                                            $7,676,352       $7,492,385       $6,901,036
                                                                            ----------       ----------       ----------
                                                                            ----------       ----------       ----------

4. CAPITAL LEASE
   During fiscal year 1994, the Company entered into a capital lease for an upgrade of computer software and hardware.

   Obligations under capital leases require minimum payments as follows:

YEAR ENDING                                                                                  AMOUNT
-----------                                                                                  ------
1996                                                                                         $ 26,976
1997                                                                                           26,976
1998                                                                                           26,976
1999                                                                                            7,568
                                                                                             --------
Total minimum lease payments                                                                   88,496
Less amount representing interest                                                              10,488
                                                                                             --------
Obligations under capital leases                                                               78,008
Less current portion                                                                           20,996
                                                                                             --------
                                                                                             $ 57,012
                                                                                             --------
                                                                                             --------

5. PREFERRED AND COMMON STOCK
   The Company has 500,000 authorized shares of preferred stock, no par value, that may be issued at terms and provisions determined by the Board of Directors.

   The number of issued and outstanding shares of common stock was 3,932,370 at September 30, 1995 and 1994, respectively.

   At September 30, 1995, the Company has 20,100 shares of common stock reserved for issuance under a stock option plan for officers and key employees. 20,100 shares were exercisable at September 30, 1995. Options outstanding are summarized as follows:

                                                                  SEPTEMBER 30,
                                     ---------------------------------------------------------------------------
                                            1995                      1994                       1993
                                     -------------------    ------------------------    ------------------------
                                     NUMBER OF    OPTION    NUMBER OF      OPTION       NUMBER OF      OPTION
                                       SHARES     PRICE       SHARES        PRICE         SHARES        PRICE
                                     ---------    ------    ---------    -----------    ---------    -----------
Beginning of year                      23,100     $ 1.375     75,200     $1.375-3.25      81,050     $1.375-3.25
Exercised                                   0                      0                        (450)       1.375
Canceled                               (3,000)      1.375    (52,100)     1.375-3.25      (5,400)     1.375-3.25
                                     ---------    -------   ---------    -----------    ---------    -----------
End of year                            20,100     $ 1.375     23,100     $  1.375         75,200     $1.375-3.25
                                     ---------    -------   ---------    -----------    ---------    -----------
                                     ---------    -------   ---------    -----------    ---------    -----------

   The options expire in a maximum of five years from issue and become exercisable in installments beginning after the first year.

   When treasury shares are sold to optionees, proceeds are applied to treasury stock to the extent of average cost of treasury shares held by the Company and the difference charged to additional paid in capital. This reflects the difference between the Company's average cost of treasury shares of $5.71 and the exercise price per share.

6. SEGMENT INFORMATION
   The Company operates in a single industry, its principal products being communications equipment.

   Sales by geographic areas, to U.S. governmental agencies and foreign governments were as follows:

                                                                                      YEAR ENDED SEPTEMBER 30,
                                                                            --------------------------------------------
                                                                               1995             1994             1993
                                                                            ----------       ----------       ----------
Geographic area:
  Europe                                                                    $  117,194       $  356,044       $  336,921
  Asia                                                                         911,023          895,295        2,241,661
  South America                                                                129,506           19,792           37,959
  Africa                                                                        40,541           32,585          257,887
  North America                                                              1,850,578        1,076,012        2,974,949
  Australia                                                                    284,426          115,049           54,156
                                                                            ----------       ----------       ----------
                                                                            $3,333,268       $2,494,777       $5,903,533
                                                                            ----------       ----------       ----------
                                                                            ----------       ----------       ----------
Sales to U.S. governmental agencies                                         $1,461,840       $  642,967       $1,691,967
                                                                            ----------       ----------       ----------
                                                                            ----------       ----------       ----------
Direct sales to foreign governments                                         $  427,457       $   80,850       $1,430,801
                                                                            ----------       ----------       ----------
                                                                            ----------       ----------       ----------

7. QUARTERLY INFORMATION (UNAUDITED)
   Summarized quarterly results of operations and common stock market values for each quarter of 1995 and 1994 are as follows:

                                                                                        1995
                                                              ---------------------------------------------------------
                                                                  1               2              3               4
                                                              ----------       --------       --------       ----------
Sales                                                         $  573,324       $622,729       $705,074       $1,432,141
Gross profit                                                     211,188        285,276        268,750          454,700
Net income                                                       (14,260)        14,498         25,947          141,284
Net income per common share                                   $     0.00       $   0.00       $   0.00       $     0.04
                                                              ----------       --------       --------       ----------
                                                              ----------       --------       --------       ----------
Dividends per share                                              None            None           None            None
                                                              ----------       --------       --------       ----------
                                                              ----------       --------       --------       ----------
Market price per share
  High                                                                 2        1 15/16          2 1/8            2 1/4
  Low                                                            1 13/16        1 13/16        1 13/16          1 13/16

                                                                                        1994
                                                              ---------------------------------------------------------
                                                                  1               2              3               4
                                                              ----------       --------       --------       ----------
Sales                                                         $1,084,901       $612,276       $532,928       $  264,672
Gross profit                                                     453,384        286,297        245,109          121,387
Net income                                                       158,751        (14,895)       (28,241)        (108,379)
Net income per common share                                   $     0.04       $   0.00       $  (0.01)      $    (0.03)
                                                              ----------       --------       --------       ----------
                                                              ----------       --------       --------       ----------
Dividends per share                                              None            None           None            None
                                                              ----------       --------       --------       ----------
                                                              ----------       --------       --------       ----------
Market price per share
  High                                                             2 7/8          3 1/8          2 1/2           2 3/16
  Low                                                              2 5/8          2 1/8          2 1/8          1 11/16

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL  DISCLOSURE

         NONE

                                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                                           FAMILY
NAME                            AGE   POSITION HELD        RELATIONSHIP
----                            ---   -------------        ------------
Robert Uricho                   80    Chairman of the      Husband of
                                      Board, President,    Shirley Uricho
                                      Chief Executive
                                      Officer and
                                      Director Since
                                      1956

Shirley Uricho                  62    Assistant            Wife of
                                      Secretary            Robert Uricho
                                      Since 1959
                                      Acting
                                      Secretary
                                      Since 1992

James E. Laurent                60    Vice President/      None
                                      Marketing
                                      Since 1988

Synnott B. Durham               54    Cost Manager         None
                                      Since
                                      1979
                                      Treasurer
                                      Since 1994

Earl M. Anderson, Jr.           70    Director             None
                                      Since 1969

George F. Arata, Jr.            66    Director             None
                                      Since 1995

None- All directors' terms are for one year and until their successors are duly elected and qualified.

ITEM 11.  EXECUTIVE COMPENSATION

The following information is given on an accrual basis for the year ending September 30, 1995 with respect to each director of the corporation whose aggregate salary and fees paid by the Corporation and its subsidiaries were more than $100,000 and each of the five highest paid officers of the Corporation whose aggregate direct remuneration exceeded that amount and all officers and directors of the Corporation as a group.

                                              CASH AND CASH EQUIVALENT
                                              FORMS OF REMUNERATION

                                    SALARIES, FEES,   SECURITIES OR PROPERTY
             CAPACITY               DIRECTOR'S FEES,  INSURANCE BENEFITS OR
             IN WHICH               COMMISSIONS AND   REIMBURSEMENTS, PERSONAL
NAME         SERVED                 BONUSES           BENEFITS
----         --------               ----------------  ------------------------
Robert       Chairman of the        $175,000          -
Uricho       Board, President
             and Chief Executive
             Officer

             All Officers
             and Directors
             (8 Persons
             including the 1
             named above)           $385,378          -

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following information is given with respect to any person who to the knowledge of the Corporation's management owns beneficially more than 5% of any class of voting securities of the Corporation outstanding on the most recent record date (exclusive of Treasury shares), and with respect to ownership of such securities by the Corporation's officers and directors.

(A) Security Ownership of Certain Beneficial Owners

     TITLE             NAME AND ADDRESS         AMOUNT AND NATURE        PERCENT
   OF CLASS         OF  BENEFICIAL OWNER      OF BENEFICIAL OWNERSHIP   OF CLASS
   --------         --------------------      -----------------------   --------
    Common          Robert Uricho, Jr.            *2,272,900             57.80%
                    Board Chairman & CEO
                    3101 S.W. 3rd Avenue
                    Fort Lauderdale, FL

(B) Security Ownership of Management

     TITLE             NAME AND ADDRESS         AMOUNT AND NATURE    (1) PERCENT
   OF CLASS         OF BENEFICIAL OWNER       OF BENEFICIAL OWNERSHIP  OF CLASS
   --------         -------------------       -----------------------  --------
    Common          Robert Uricho, Jr.             *2,272,900            57.80%
                    Board Chairman & CEO
                    3101 S.W. 3rd Avenue
                    Fort Lauderdale, FL

    Common          All Other                           6,076               **
                    Officers and Directors

    Common          All Officers and Directors      2,278,976            57.95%
                    As a group (6)

* Includes 278,900 shares held by the University of Florida Foundation, Inc. as Trustee of a Charitable Remainder Unitrust of which Mr. Uricho is the income beneficiary.

** Less than 1%

(1) Based upon 3,932,370 shares outstanding at December 15, 1995, and 4,800 shares issuable upon exercise of presently exercisable options.

While the Corporation has 500,000 authorized shares of preferred stock, no par value, none have been issued. The only stock outstanding is 10 cents par value Common Stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

             Not Applicable

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

      (a) 1. Financial Statements filed as a part of the Form 10-K Consolidated Balance Sheets as of
              September 30,1995 and 1994                             Page 8

              Statements of Consolidated Income for each of the
              three years in the period ended September 30, 1995     Page 9

              Statements of stockholders' equity for each of the
              three years in the period ended September 30, 1995     Page 10

              Consolidated Statements of Cash Flows for each
              of the three years in the period ended September
              30, 1995                                               Page 10

              Notes to Consolidated Financial Statements             Pages 11-15

      (a) 2. Financial Statement Schedules filed as part of the Form 10-K:

              Report on Financial Statements Schedules of
              Independent Public Accountants                          Page 9

              Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

              Separate financial statements of the Company are omitted because of the absence of the conditions under which they are required.

      (b)     Reports on Form 8-K

              On November 16,1995, the Company issued a report on Form 8-K to advise of the resignation of Everett A. Cooper from the Board of Directors effective September 30, 1995, due to health reasons.

              On November 16, 1995, the Company issued a report on Form 8-K that George F. Arata, Jr. was appointed to the Board of Directors of Sunair Electronics, Inc. effective October 3, 1995.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNAIR ELECTRONICS, INC.                                Date  NOVEMBER 14, 1995

By /S/ ROBERT URICHO, JR.
   --------------------------------
    Robert Uricho, Jr.
    Chairman of the Board, Director
    President and Principal
    Executive Officer

By /S/ SYNNOTT B. DURHAM
   --------------------------------
    Synnott B. Durham
    Treasurer and Principal
    Accounting  Officer

By /S/ SHIRLEY URICHO
   --------------------------------
    Shirley Uricho
    Acting Secretary

By /S/ EARL M. ANDERSON, JR.
   --------------------------------
    Earl M. Anderson, Jr.
    Director

By /S/ GEORGE F. ARATA, JR.
   --------------------------------
    George F. Arata, Jr.
    Director