Form 10-Q
period 1995-12-31
SUNAIR ELECTRONICS INC
filed 1996-02-09
CIK 95366

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR QUARTER ENDED DECEMBER 31, 1995      COMMISSION FILE NUMBER 1-4334
                      *****************                      *************

                          SUNAIR ELECTRONICS, INC.
    **********************************************************************
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               FLORIDA                                 59-0780772
    *********************************         ****************************
      (STATE OR OTHER JURISDICTION                (I.R.S. EMPLOYER
    OF INCORPORATION OR ORGANIZATION)             IDENTIFICATION NO.)

    3101 SW THIRD AVE., FT. LAUDERDALE, FLA.                    33315
    ****************************************                **************
     (ADDRESS OR PRINCIPAL EXECUTIVE OFFICE)                  (ZIP CODE)

    REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE      (954) 525-1505
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

                CLASS                               OUTSTANDING AT
    *****************************             ****************************
    COMMON STOCK, $0.10 PAR VALUE             12/31/95 - 3,932,370 SHARES
                                                (NET OF TREASURY SHARES)

                    SUNAIR ELECTRONICS, INC. AND SUBSIDIARY

                                    INDEX
                                    *****
                                                               PAGE NO.
                                                              **********
    PART I.   FINANCIAL INFORMATION:

       CONSOLIDATED CONDENSED BALANCE SHEETS - -
          DECEMBER 31, 1995 AND SEPTEMBER 30, 1995                 3

       CONSOLIDATED CONDENSED STATEMENTS OF INCOME - -
          THREE MONTHS ENDED DECEMBER 31, 1995 AND 1994            4

       CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS -
          THREE MONTHS ENDED DECEMBER 31, 1995 AND 1994            5

       NOTES TO CONSOLIDATED CONDENSED FINANCIAL
          STATEMENTS                                             6-7

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
          CONSOLIDATED CONDENSED STATEMENTS                      8-9

    PART II.   OTHER INFORMATION                                  10

                       PART I. FINANCIAL INFORMATION

                  SUNAIR ELECTRONICS, INC. AND SUBSIDIARY
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

    ASSETS                                         12/31/95      9/30/95
    ------                                       -----------   -----------
    CURRENT ASSETS:
    ---------------
       CASH AND CASH EQUIVALENTS                 $ 1,244,648   $ 4,408,135
       ACCOUNTS AND NOTES RECEIVABLE                 905,828       729,778
       INVENTORIES                                 7,569,588     7,676,352
       OTHER PREPAID EXPENSES                         34,976       155,864
                                                 -----------   -----------
          TOTAL CURRENT ASSETS                     9,755,040    12,970,129
                                                 -----------   -----------

    INVESTMENT IN MARKETABLE SECURITIES            3,210,597             0
    -----------------------------------
    PROPERTY, PLANT AND EQUIPMENT-NET                989,099     1,011,209
    ---------------------------------
    OTHER ASSETS                                      23,069             0
    ------------                                 -----------   -----------
    TOTAL ASSETS                                 $13,977,805   $13,981,338
    ============                                 ===========   ===========


    LIABILITIES & SHAREHOLDERS' EQUITY
    ----------------------------------
    CURRENT LIABILITIES:
    --------------------
       ACCOUNTS PAYABLE AND ACCRUED EXPENSES     $   281,502   $   389,841
       CURRENT PORTION OF CAPITALIZED LEASE           22,700        20,996
                                                 -----------   -----------
          TOTAL CURRENT LIABILITIES                  304,202       410,837
                                                 -----------   -----------

    LONG-TERM LIABILITIES:
    ----------------------
       LONG-TERM PORTION OF CAPITAL LEASE             50,022        57,012
       DEFERRED INCOME TAXES                         135,800       108,800
                                                 -----------   -----------
          TOTAL LONG-TERM LIABILITIES                185,822       165,812
                                                 -----------   -----------

    SHAREHOLDERS' EQUITY                          13,487,781    13,404,689
    --------------------                         -----------   -----------
    TOTAL LIABILITIES & SHAREHOLDERS' EQUITY     $13,977,805   $13,981,338
    ========================================     ===========   ===========

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                           FOR THE THREE MONTHS ENDED
                                   (UNAUDITED)

                                                   12/31/95      12/31/94
                                                  ----------    ----------
    SALES                                         $  890,711    $  573,324
    COST OF SALES                                    559,493       362,136
                                                  ----------    ----------
    GROSS PROFIT                                     331,218       211,188
    SELLING, GENERAL & ADMINISTRATIVE EXPENSES       242,755       291,269
                                                  ----------    ----------
    OPERATING INCOME                                  88,463     (  80,081)
    OTHER INCOME:
       INTEREST INCOME                                56,015        78,241
       INTEREST EXPENSE                            (  19,800)    (  20,072)
       OTHER, NET                                        417           552
                                                  ----------    ----------
    INCOME BEFORE PROVISION
     (BENEFIT) FOR INCOME TAXES                      125,095     (  21,360)

    PROVISION (BENEFIT) FOR
     INCOME TAXES                                     42,000     (   7,100)
                                                  ----------    ----------

    NET INCOME                                    $   83,095    $(  14,260)
                                                  ==========    ==========
    AVERAGE SHARES OUTSTANDING                     3,932,370     3,932,370

    EARNINGS PER SHARE                            $     0.02    $     0.00
                                                  ==========    ==========

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED
                                   (UNAUDITED)

                                                   12/31/95      12/31/94
                                                ------------  ------------
    CASH FLOWS FROM OPERATING ACTIVITIES:
    NET INCOME (LOSS)                            $    83,095   $(   14,260)
    ADJUSTMENTS TO RECONCILE NET INCOME TO
     NET CASH PROVIDED BY OPERATING ACTIVITIES
        DEPRECIATION AND AMORTIZATION                 25,021        26,368
        CHANGES IN OPERATING ACTIVITIES:
          (INCR) DECR IN ACCOUNTS RECEIVABLE      (  176,051)   (  219,358)
          (INCR) DECR IN INVENTORY                   106,764        20,453
          (INCR) DECR IN OTHER ASSETS                 97,819        94,049
          (DECR) INCR IN ACCOUNTS PAYABLE AND
                 ACCRUED EXPENSES                 (  123,341)   (  158,985)
          (DECR) INCR IN  ACCRUED INCOME TAX          15,000             0
          INCR IN DEFERRED INCOME TAX                 27,000        20,900
                                                ------------  ------------
    NET CASH USED BY OPERATING ACTIVITIES             55,307    (  230,833)
                                                ------------  ------------
    CASH FLOWS FROM INVESTING ACTIVITIES:

    PURCHASE OF PROPERTY, PLANT & EQUIPMENT       (    2,911)            0
    SALES (PURCHASES) OF INVESTMENTS - NET        (3,210,597)       50,163
                                                ------------  ------------
    NET CASH FROM INVESTING ACTIVITIES            (3,213,508)       50,163
                                                ------------  ------------
    CASH FLOWS FROM FINANCING ACTIVITIES:

    PRINCIPAL PAYMENT OF CAPITAL LEASE            (    5,286)   (    5,286)
                                                 -----------   -----------
    NET INCREASE (DECREASE) IN CASH               (3,163,487)   (  185,956)
    CASH AT BEGINNING OF PERIOD                    4,408,135       961,403
                                                ------------  ------------
    CASH AT END OF PERIOD                        $ 1,244,648   $   775,447
                                                ============  ============

    SUPPLEMENTAL DISCLOSURE OF CASH FLOW
       INFORMATION:

       CASH PAID DURING THE YEAR FOR INTEREST    $         0   $    38,068
                                                ============  ============
       CASH PAID DURING THE YEAR FOR INCOME
          TAXES                                  $         0   $         0
                                                ============  ============

            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

    1.  BASIS OF PRESENTATION
        THE ACCOMPANYING UNAUDITED FINANCIAL STATEMENTS HAVE BEEN PREPARED IN ACCORDANCE WITH THE INSTRUCTIONS TO FORM 10-Q AND DO NOT INCLUDE ALL OF THE INFORMATION AND FOOTNOTES REQUIRED BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR COMPLETE FINANCIAL STATEMENTS. IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS (CONSISTING OF NORMAL RECURRING ACCRUALS) CONSIDERED NECESSARY FOR A FAIR PRESENTATION HAVE BEEN INCLUDED. OPERATING RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 1995, ARE NOT NECESSARILY INDICATIVE OF THE RESULTS THAT MAY BE EXPECTED FOR THE FISCAL YEAR ENDING SEPTEMBER 30, 1996.

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

    (C) RESEARCH AND DEVELOPMENT COSTS-
        ALL RESEARCH AND DEVELOPMENT COSTS ARE CHARGED TO EXPENSE AS
        INCURRED.

    (D) EARNINGS PER COMMON SHARE-
        EARNINGS PER COMMON SHARE ARE COMPUTED BASED ON WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING DURING EACH PERIOD.

    (E) INVENTORIES-
        INVENTORIES CONSIST OF THE FOLLOWING:

                                         12/31/95      9/30/95
                                        ----------   -----------
        RAW MATERIALS                   $1,518,506    $1,609,299
        WORK IN PROCESS                  3,276,104     3,047,844
        FINISHED GOODS                   2,774,978     3,019,209
                                       -----------   -----------
                                        $7,569,588    $7,676,352
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

       UNDER THE TAX REFORM ACT OF 1984, SUNAIR INTERNATIONAL SALES CORP. (SISC) ELECTED TO BE TREATED AS AN INTEREST CHARGE DISC (ICD) AS OF JANUARY 1, 1985. ACCORDINGLY, ONLY ONE-SEVENTEENTH (1/17) OF ITS NET INCOME WILL BE CONSIDERED AS A DEEMED DIVIDEND TO ITS PARENT CORPORATION, THE COMPANY. THE COMPANY INTENDS THAT THE BALANCE OF SISC'S NET INCOME WILL BE PERMANENTLY RETAINED BY SISC AND THAT THE COMPANY WILL ONLY BE REQUIRED TO PAY AN ANNUAL INTEREST CHARGE ON THE AMOUNT OF TAXES IT DEFERS ON THIS RETAINED INCOME. HOWEVER, DUE TO SFAS NO 109, BEGINNING IN FISCAL 1994 THE COMPANY HAS A DEFERRED INCOME TAX LIABILITY OF $135,800 AT DECEMBER 31, 1995, AND $108,800 AT SEPTEMBER 30, 1995. DEFERRED INCOME TAXES WERE NOT PROVIDED ON SISC'S PRIOR YEARS' UNDISTRIBUTED RETAINED EARNINGS SINCE IT IS INTENDED TO BE INDEFINITELY INVESTED. SISC'S UNDISTRIBUTED RETAINED EARNINGS ARE APPROXIMATELY $3,000,000.

    4. PREFERRED STOCKS:

       THE COMPANY HAS 500,000 AUTHORIZED SHARES OF PREFERRED STOCK, NO PAR VALUE, THAT MAY BE ISSUED AT SUCH TERMS AND PROVISIONS AS
    DETERMINED BY THE BOARD OF DIRECTORS.

    5. STOCK OPTIONS:

       NONE.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULT OF OPERATIONS

    LIQUIDITY:
    ----------

                  DURING THE FIRST QUARTER OF THE CURRENT FISCAL YEAR ENDING DECEMBER 31, 1995, THE COMPANY MAINTAINED CASH AND SHORT TERM INVESTMENTS MORE THAN ADEQUATE TO COVER KNOWN REQUIREMENTS, UNFORESEEN EVENTS OR UNCERTAINTIES THAT MIGHT OCCUR. DURING THE THREE MONTH PERIOD, CASH AND SHORT TERM INVESTMENTS MAINTAINED AN AVERAGE BALANCE OF $ 1,354,000, COMPARED TO AN AVERAGE BALANCE OF $2,968,000 FOR THE TWELVE MONTHS ENDED SEPTEMBER 30, 1995, OR AN AVERAGE BALANCE OF $2,850,000 FOR THE TWELVE MONTHS ENDED SEPTEMBER 30, 1994. SHORT TERM INVESTMENTS ARE TAX EXEMPT MONEY MARKET FUNDS THAT ARE READILY AVAILABLE FOR IMMEDIATE USE SHOULD THE OCCASION ARISE. IT IS ANTICIPATED THAT THE COMPANY WILL REMAIN AS LIQUID DURING THE REST OF FISCAL 1996. INVENTORIES CONTAIN NO OBSOLESCENCE AS ADJUSTMENTS ARE MADE AS THEY OCCUR. ACCOUNTS AND NOTES RECEIVABLE CONTAIN NO BAD DEBTS. INTERIM RESERVES ARE MAINTAINED TO COVER CANCELLATION CHARGES UNPAID AND ANY FREIGHT CHARGE DISPUTES. ALL MONETARY TRANSACTIONS ARE IN U.S. DOLLARS AND NO LETTERS OF CREDIT INVOLVE FOREIGN EXCHANGE.

    CAPITAL RESOURCES:
    ------------------

                  DURING THE FIRST THREE MONTHS OF THE CURRENT FISCAL YEAR, THE COMPANY EXPENDED $2,911 FOR CAPITAL ASSETS. NO EXPENDITURES ARE CONTEMPLATED FOR PLANT EXPANSION OR EXTENSIVE MAINTENANCE. THE COMPANY HAS NO LONG TERM DEBT AND NONE IS CONTEMPLATED OTHER THAN THE LEASE OF THE COMPUTER. LIABILITIES CONSIST OF CURRENT ACCOUNTS PAYABLE AND EXPENSES RELATED TO THE CURRENT ACCOUNTING PERIOD AND THE CAPITAL LEASE.

    RESULTS OF OPERATIONS:
    ----------------------

                  DURING THE FIRST QUARTER OF THE CURRENT FISCAL YEAR ENDED DECEMBER 31, 1995, SHIPMENTS WERE $ 890,711, UP FROM SHIPMENTS OF $ 573,324 OR 55% FOR THE SAME QUARTER ONE YEAR AGO AND DOWN $ 194,190 OR 18% FOR THE FIRST QUARTER ENDED DECEMBER 31, 1993. EXPORT SHIPMENTS FOR THE THREE MONTHS ENDED DECEMBER 31, 1995 WERE $ 472.118 OR 53% OF TOTAL SALES, UP $ 148,009 OR 45.7% FROM THE SAME PERIOD ONE YEAR AGO. DOMESTIC SHIPMENTS FOR THE FIRST THREE MONTHS OF THE CURRENT FISCAL YEAR WERE $ 418,593, COMPARABLE TO SHIPMENTS FOR THE SAME PERIOD ONE YEAR AGO OF $ 249,215, UP $ 169,378 OR 68%. MANAGEMENT CONTINUES TO MONITOR SELLING, GENERAL AND ADMINISTRATIVE EXPENSES WHICH DECREASED $ 48,514 FROM THE SAME PERIOD ONE YEAR AGO. THE DIRECT LABOR FORCE CONTINUES AT A REDUCED LEVEL DUE TO SUFFICIENT INVENTORY LEVELS IN FINISHED GOODS.

    ----------------------

                  THE 9000 SERIES OF COMMUNICATION EQUIPMENT CONTINUES TO RECEIVE CONSIDERABLE INTEREST IN THE FOREIGN MARKETS ALTHOUGH FUNDING CONTINUES TO BE TIGHT. THE DOMESTIC MARKET CONTINUES TO REFLECT A LIMITED NUMBER OF PROGRAMS AND NECESSARY FUNDING. HOWEVER, THERE IS CONTINUED INTEREST IN THE DOMESTIC MARKET FOR SUNAIR EQUIPMENT ALSO. INTEREST IN THE AIRBORNE LINE HAS BEEN LESS THAN ANTICIPATED BUT THE COMPANY REMAINS OPTIMISTIC. ON THE INTERNATIONAL SCENE, CONTINUED ACTIVITY FOR NEW AND DEVELOPING PROGRAMS IS STRONG. TRAVEL TO THE MIDDLE EAST IS SCHEDULED FOR THE NEAR FUTURE IN RESPONSE TO REQUESTS FROM SEVERAL COUNTRIES WITH CURRENT PROGRAMS. WHILE THE COMPANY IS OPTIMISTIC ABOUT FUTURE REQUIREMENTS FOR ITS EQUIPMENT, THE LENGTH OF TIME FOR THE PROCUREMENT CYCLE CONTINUES TO BE EXTREMELY LONG.

                      PART II   OTHER INFORMATION

    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                  ON NOVEMBER 16, 1995, THE COMPANY ISSUED A REPORT ON FORM 8-K TO ADVISE OF THE RESIGNATION OF EVERETT A. COOPER AS A DIRECTOR EFFECTIVE SEPTEMBER 30, 1995, FOR HEALTH REASONS.

                  ON NOVEMBER 16, 1995, THE COMPANY ISSUED A REPORT ON FORM 8-K TO ADVISE OF THE APPOINTMENT OF GEORGE F. ARATA, JR. TO THE BOARD OF DIRECTORS EFFECTIVE OCTOBER 3, 1995.

                                   SIGNATURES
                                   ----------

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                              SUNAIR ELECTRONICS, INC.

          FEBRUARY 8, 1996                    /S/ ROBERT URICHO, JR.
    DATE _________________                    _____________________________

                                              ROBERT URICHO, JR., PRINCIPAL
                                              EXECUTIVE OFFICER

          FEBRUARY 8, 1996                    /S/ SYNNOTT B. DURHAM
    DATE _________________                    ____________________________

                                              SYNNOTT B. DURHAM, PRINCIPAL
                                              ACCOUNTING OFFICER