Form 10-Q
period 1996-03-31
SUNAIR ELECTRONICS INC
filed 1996-05-15
CIK 95366

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR QUARTER ENDED MARCH 31, 1996         COMMISSION FILE NUMBER 1-4334
                      --------------                         -------------

                          SUNAIR ELECTRONICS, INC.
 -------------------------------------------------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               FLORIDA                                 59-0780772
 ---------------------------------              ------------------------
      (STATE OR OTHER JURISDICTION                (I.R.S. EMPLOYER
    OF INCORPORATION OR ORGANIZATION)             IDENTIFICATION NO.)


3101 SW THIRD AVE., FT. LAUDERDALE, FLA.                    33315
- ----------------------------------------                --------------
(ADDRESS OR PRINCIPAL EXECUTIVE OFFICE)                   (ZIP CODE)

    REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE      (954) 525-1505
                                                            --------------

                                    NONE
- --------------------------------------------------------------------------
     (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE
                                 LAST REPORT)

    INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1)HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES ( X ) NO ( )


    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK AS OF THE CLOSE OF THE PERIOD COVERED BY THE REPORT.

                CLASS                               OUTSTANDING AT
- ----------------------------------            ---------------------------
    COMMON STOCK, $0.10 PAR VALUE             03/31/96 - 3,932,370 SHARES
                                                (NET OF TREASURY SHARES)

                    SUNAIR ELECTRONICS, INC. AND SUBSIDIARY

                                    INDEX
                                    -----
                                                               PAGE NO.
                                                               --------
    PART I.   FINANCIAL INFORMATION:

       CONSOLIDATED CONDENSED BALANCE SHEETS - -
          MARCH 31, 1996 AND SEPTEMBER 30, 1995                    3

       CONSOLIDATED CONDENSED STATEMENTS OF INCOME - -
          SIX MONTHS ENDED MARCH 31, 1996 AND 1995.                4

       CONSOLIDATED CONDENSED STATEMENTS OF INCOME - -
          THREE MONTHS ENDED MARCH 31, 1996 AND 1995               5

       CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS -
          SIX MONTHS ENDED MARCH 31, 1996 AND 1995                 6

       NOTES TO CONSOLIDATED CONDENSED FINANCIAL
          STATEMENTS                                             7-8

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
          CONSOLIDATED CONDENSED STATEMENTS                     9-10

    PART II.  OTHER INFORMATION                                   11

                       PART I. FINANCIAL INFORMATION

                  SUNAIR ELECTRONICS, INC. AND SUBSIDIARY
                   CONSOLIDATED CONDENSED BALANCE SHEETS


                                                   03/31/96      9/30/95
                                                  ---------     ---------
    ASSETS                                        UNAUDITED      AUDITED

    CURRENT ASSETS:
       CASH AND CASH EQUIVALENTS                 $ 1,655,110   $ 4,408,135
       ACCOUNTS AND NOTES RECEIVABLE               1,093,858       729,778
       INVENTORIES                                 7,297,280     7,676,352
       OTHER PREPAID EXPENSES                         74,283       155,864
                                                 -----------   -----------
          TOTAL CURRENT ASSETS                    10,120,531    12,970,129
                                                 -----------   -----------

    INVESTMENT IN MARKETABLE SECURITIES            3,203,429             0
    PROPERTY, PLANT AND EQUIPMENT-NET                988,997     1,011,209
    OTHER ASSETS                                      26,282             0
                                                 -----------   -----------

    TOTAL ASSETS                                 $14,339,239   $13,981,338
                                                 ===========   ===========


    LIABILITIES & SHAREHOLDERS' EQUITY
    CURRENT LIABILITIES:
       ACCOUNTS PAYABLE AND ACCRUED EXPENSES     $   552,269   $   389,841
       CURRENT PORTION OF CAPITALIZED LEASE           23,094        20,996
                                                 -----------   -----------
          TOTAL CURRENT LIABILITIES                  575,363       410,837
                                                 -----------   -----------

    LONG-TERM LIABILITIES:
       LONG-TERM PORTION OF CAPITAL LEASE             44,240        57,012
       DEFERRED INCOME TAXES                         163,300       108,800
                                                 -----------   -----------
          TOTAL LONG-TERM LIABILITIES                207,540       165,812
                                                 -----------   -----------

    SHAREHOLDERS' EQUITY                          13,556,336    13,404,689
                                                 -----------   -----------

    TOTAL LIABILITIES & SHAREHOLDERS' EQUITY     $14,339,239   $13,981,338
                                                 ===========   ===========

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                       SIX MONTHS ENDED
                                                    3/31/96       3/31/95
                                                  ----------    ----------
    SALES                                         $2,000,372    $1,196,053
    COST OF SALES                                  1,270,747       699,589
                                                  ----------    ----------
    GROSS PROFIT                                     729,625       496,464
    SELLING, GENERAL & ADMINISTRATIVE EXPENSES       580,429       611,852
                                                  ----------    ----------
    OPERATING INCOME                                 149,196      (115,388)
    OTHER INCOME:
       INTEREST INCOME                               116,073       154,442
       INTEREST EXPENSE                            (  39,498)    (  40,050)
       OTHER, NET                                      1,380         1,234
                                                  ----------    ----------
    INCOME BEFORE PROVISION
     FOR INCOME TAXES                                227,151           238
    PROVISION FOR
     INCOME TAXES                                     75,500             0
                                                  ----------    ----------

    NET INCOME                                    $  151,651           238
                                                  ==========    ==========

    AVERAGE SHARES OUTSTANDING                     3,932,370     3,932,370
    EARNINGS PER SHARE                            $     0.04    $     0.00
                                                  ==========    ==========

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                     THREE MONTHS ENDED
                                                     ------------------
                                                    3/31/96       3/31/95
                                                  ----------    ----------
    SALES                                         $1,109,661      622,729
    COST OF SALES                                    711,254      337,453
                                                  ----------    ----------
    GROSS PROFIT                                     398,407      285,276
    SELLING, GENERAL & ADMINISTRATIVE EXPENSES       337,674      320,583
                                                  ----------    ----------
    OPERATING INCOME                                  60,733    (  35,307)
    OTHER INCOME:
       INTEREST INCOME                                60,058       76,201
       INTEREST EXPENSE                            (  19,698)   (  19,978)
       OTHER, NET                                        963          682
                                                  ----------    ----------
    INCOME BEFORE PROVISION
     FOR INCOME TAXES                                102,056       21,598
    PROVISION FOR
     INCOME TAXES                                     33,500        7,100
                                                  ----------    ----------

    NET INCOME                                    $   68,556       14,498
                                                  ==========    ==========

    AVERAGE SHARES OUTSTANDING                     3,932,370     3,932,370
    EARNINGS PER SHARE                            $     0.02    $     0.00
                                                  ==========    ==========

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                     SIX MONTHS ENDED
                                                     ----------------
                                                  3/31/96        3/31/95
                                                ------------  ------------
    CASH FLOWS FROM OPERATING ACTIVITIES:
    NET INCOME (LOSS)                            $  151,651     $     238
    ADJUSTMENTS TO RECONCILE NET INCOME TO
     NET CASH PROVIDED BY OPERATING ACTIVITIES
        DEPRECIATION AND AMORTIZATION                50,043        52,907
        CHANGES IN OPERATING ACTIVITIES:
          (INCR) DECR IN ACCOUNTS RECEIVABLE    (   364,080)   (  204,966)
          (INCR) DECR IN INVENTORY                  379,072    (  315,346)
          (INCR) DECR IN OTHER ASSETS                55,299        55,810
          (DECR) INCR IN ACCOUNTS PAYABLE AND
                 ACCRUED EXPENSES                   141,424    (  125,858)
          (DECR) INCR IN  ACCRUED INCOME TAX         21,000             0
          INCR IN DEFERRED INCOME TAX                54,500        40,000
                                                ------------  ------------
    NET CASH PROVIDED (USED) BY
    OPERATING ACTIVITIES                            488,909    (  497,215)
                                                ------------  ------------

    CASH FLOWS FROM INVESTING ACTIVITIES:
    PURCHASE OF PROPERTY, PLANT & EQUIPMENT     (    27,831)   (    1,216)
    SALES (PURCHASES) OF INVESTMENTS - NET      ( 3,203,429)       50,530
                                                ------------  ------------
    NET CASH FROM (USED BY)
    INVESTING ACTIVITIES                        ( 3,231,260)       49,314
                                                ------------  ------------
    CASH FLOWS FROM FINANCING ACTIVITIES:
    PRINCIPAL PAYMENT OF CAPITAL LEASE          (    10,674)   (    9,893)
                                                ------------  ------------
    NET (DECREASE) IN CASH                      ( 2,753,025)   (  457,794)
    CASH AT BEGINNING OF PERIOD                   4,408,135       961,403
                                                ------------  ------------

    CASH AT END OF PERIOD                       $ 1,655,110   $   503,609
                                                ============  ============
    SUPPLEMENTAL CASH FLOW INFORMATION:
       CASH PAID DURING THE PERIOD              $         0   $    38,068
       FOR INTEREST                             ============  ============
       CASH PAID DURING THE PERIOD FOR INCOME
          TAXES                                 $         0   $         0
                                                ============  ============

            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

    1.  BASIS OF PRESENTATION
        THE ACCOMPANYING UNAUDITED FINANCIAL STATEMENTS HAVE BEEN PREPARED IN ACCORDANCE WITH THE INSTRUCTIONS TO FORM 10-Q AND DO NOT INCLUDE ALL OF THE INFORMATION AND FOOTNOTES REQUIRED BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR COMPLETE FINANCIAL STATEMENTS. IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS (CONSISTING OF NORMAL RECURRING ACCRUALS) CONSIDERED NECESSARY FOR A FAIR PRESENTATION HAVE BEEN INCLUDED. OPERATING RESULTS FOR THE SIX MONTHS ENDED MARCH 31, 1996, ARE NOT NECESSARILY INDICATIVE OF THE RESULTS THAT MAY BE EXPECTED FOR THE FISCAL YEAR ENDING SEPTEMBER 30, 1996. FOR FURTHER INFORMATION REFER TO THE CONSOLIDATED FINANCIAL STATEMENTS AND FOOTNOTES THERETO INCLUDED IN THE COMPANY'S ANNUAL REPORT IN FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1995.

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

    (C) RESEARCH AND DEVELOPMENT COSTS-
        ALL RESEARCH AND DEVELOPMENT COSTS ARE CHARGED TO EXPENSE AS
        INCURRED.

    (D) EARNINGS PER COMMON SHARE-
        EARNINGS PER COMMON SHARE ARE COMPUTED BASED ON WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING DURING EACH PERIOD.

    (E) INVENTORIES-
        INVENTORIES CONSIST OF THE FOLLOWING:
                                                    3/31/96      9/30/95
                                                  ----------    ----------
                  RAW MATERIALS                   $1,578,922    $1,609,299
                  WORK IN PROCESS                  3,246,756     3,047,844
                  FINISHED GOODS                   2,471,602     3,019,209
                                                  ----------    ----------
                                                  $7,297,280    $7,676,352
                                                  ==========    ==========
    (F) INVESTMENTS -
        INVESTMENTS ARE CARRIED AT COST LESS AMORTIZATION OF PREMIUM (DISCOUNT), IF ANY, AND INCLUDE PRIVATE EXPORT FUNDING CORPORATION (PEFCO) NOTES. THESE NOTES ARE GUARANTEED BY THE EXPORT-IMPORT BANK OF THE UNITED STATES, AN AGENCY OF THE UNITED STATES.

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

        UNDER THE TAX REFORM ACT OF 1984, SUNAIR INTERNATIONAL SALES CORP.
        (SISC) ELECTED TO BE TREATED AS AN INTEREST CHARGE DISC (ICD) AS OF JANUARY 1, 1985. ACCORDINGLY, ONLY ONE-SEVENTEENTH (1/17) OF ITS NET INCOME WILL BE CONSIDERED AS A DEEMED DIVIDEND TO ITS PARENT CORPORATION, THE COMPANY. THE COMPANY INTENDS THAT THE BALANCE OF SISC'S NET INCOME WILL BE PERMANENTLY RETAINED BY SISC AND THAT THE COMPANY WILL ONLY BE REQUIRED TO PAY AN ANNUAL INTEREST CHARGE ON THE AMOUNT OF TAXES IT DEFERS ON THIS RETAINED INCOME. HOWEVER, DUE TO SFAS NO 109, BEGINNING IN FISCAL 1994 THE COMPANY HAS A DEFERRED INCOME TAX LIABILITY OF $163,600 AT MARCH 31, 1996, AND $108,800 AT SEPTEMBER 30, 1995. DEFERRED INCOME TAXES WERE NOT PROVIDED ON SISC'S PRIOR YEARS' UNDISTRIBUTED RETAINED EARNINGS SINCE IT IS INTENDED TO BE INDEFINITELY INVESTED. SISC'S UNDISTRIBUTED RETAINED EARNINGS ARE APPROXIMATELY $3,000,000.

    4.  PREFERRED STOCKS:

        THE COMPANY HAS 500,000 AUTHORIZED SHARES OF PREFERRED STOCK, NO PAR VALUE, THAT MAY BE ISSUED AT SUCH TERMS AND PROVISIONS AS DETERMINED BY THE BOARD OF DIRECTORS.

    5.  STOCK OPTIONS:

            AS OF MARCH 31, 1996, THE COMPANY HAD GRANTED STOCK OPTIONS ON 100,000 SHARES OF COMMON STOCK.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

LIQUIDITY:
- ----------


DURING THE FIRST QUARTER OF THE CURRENT FISCAL YEAR ENDING MARCH 31, 1996, THE COMPANY MAINTAINED CASH AND SHORT TERM INVESTMENTS MORE THAN ADEQUATE TO COVER KNOWN REQUIREMENTS, UNFORESEEN EVENTS OR UNCERTAINTIES THAT MIGHT OCCUR. DURING THE SIX MONTH PERIOD, CASH AND SHORT TERM INVESTMENTS MAINTAINED AN AVERAGE BALANCE OF $1,515,000, COMPARED TO AN AVERAGE BALANCE OF $2,968,000 FOR THE TWELVE MONTHS ENDED SEPTEMBER 30,1995, OR AN AVERAGE BALANCE OF $2,850,000 FOR THE TWELVE MONTHS ENDED SEPTEMBER 30, 1994. SHORT TERM INVESTMENTS ARE TAX EXEMPT MONEY MARKET FUNDS THAT ARE READILY AVAILABLE FOR IMMEDIATE USE SHOULD THE OCCASION ARISE. IT IS ANTICIPATED THAT THE COMPANY WILL REMAIN AS LIQUID DURING THE REST OF FISCAL 1996. INVENTORIES CONTAIN NO OBSOLESCENCE AS ADJUSTMENTS ARE MADE AS THEY OCCUR. ACCOUNTS AND NOTES RECEIVABLE CONTAIN NO BAD DEBTS. INTERIM RESERVES ARE MAINTAINED TO COVER CANCELLATION CHARGES UNPAID AND ANY FREIGHT CHARGE DISPUTES. ALL MONETARY TRANSACTIONS ARE IN U.S. DOLLARS AND NO LETTERS OF CREDIT INVOLVE FOREIGN EXCHANGE.

CAPITAL RESOURCES:
- ------------------

DURING THE FIRST SIX MONTHS OF THE CURRENT FISCAL YEAR, THE COMPANY EXPENDED $27,831 FOR CAPITAL ASSETS. NO EXPENDITURES ARE CONTEMPLATED FOR PLANT EXPANSION OR EXTENSIVE MAINTENANCE. THE COMPANY HAS NO LONG TERM DEBT AND NONE IS CONTEMPLATED OTHER THAN THE LEASE OF THE COMPUTER. LIABILITIES CONSIST OF CURRENT ACCOUNTS PAYABLE AND EXPENSES RELATED TO THE CURRENT ACCOUNTING PERIOD AND THE CAPITAL LEASE.

RESULTS OF OPERATIONS:
- ----------------------

DURING THE SECOND QUARTER OF THE CURRENT FISCAL YEAR ENDED MARCH 31, 1996, SHIPMENTS WERE $1,109,661 UP FROM $890,711 FOR THE QUARTER ENDED DECEMBER 31, 1995. SHIPMENTS FOR THE SIX MONTHS ENDED MARCH 31, 1996 WERE $2,000,372, UP FROM $1,196,053, OR 67.2% FOR THE SAME PERIOD ONE YEAR AGO AND UP $303,195 OR 17.9% FROM THE SIX MONTHS ENDED MARCH 31, 1994. EXPORT SHIPMENT FOR THE SIX MONTHS ENDED MARCH 31, 1996 WERE $1,390,608 OR 69.5% OF TOTAL SALES, UP $918,490 OR 194.5% FROM THE SAME PERIOD ONE YEAR AGO. DOMESTIC SHIPMENTS FOR THE FIRST SIX MONTHS OF THE CURRENT FISCAL YEAR WERE $609,764 SLIGHTLY AHEAD OF SHIPMENTS FOR THE SAME PERIOD ONE YEAR AGO OF $531,020. SELLING, GENERAL AND ADMINISTRATIVE EXPENSES DECREASED $31,423 FROM THE SAME PERIOD ONE YEAR AGO. THE DIRECT LABOR FORCE CONTINUES AT A REDUCED LEVEL DUE TO SUFFICIENT INVENTORY LEVELS IN FINISHED GOODS.

- ----------------------

INTEREST IN SUNAIR PRODUCTS CONTINUES HIGH IN THE FOREIGN MARKETS, SPECIFICALLY IN THE MIDDLE EAST AND FAR EAST. THE NEW PATHFINDER SYSTEM IS SCHEDULED FOR DEMONSTRATION FOR THE FIRST TIME IN THE MIDDLE EAST IN APRIL. TRAVEL TO THE MIDDLE EAST AND THE PACIFIC RIM IS SCHEDULED FOR THE 3RD QUARTER TO PURSUE EXISTING AND FUTURE PROJECTS. THE PROCUREMENT CYCLE CONTINUES, HOWEVER, TO BE EXTREMELY LONG. THE DOMESTIC MARKET REMAINS SLUGGISH AT PRESENT, HOWEVER, THE LONG RANGE PROJECTS SHOW SOME IMPROVEMENT.

                      PART II   OTHER INFORMATION

5.  OTHER INFORMATION

    ON FEBRUARY 1, 1996, MR. MANUEL GARRIDO ACCEPTED A POSITION WITH THE COMPANY AS VICE PRESIDENT - OPERATIONS. MR. GARRIDO; HOLDER OF AN MBA DEGREE, COMES TO SUNAIR WITH MANY YEARS OF EXPERIENCE IN THE H.F. INDUSTRY.

6.  EXHIBITS AND REPORTS ON FORM 8-K

    NONE

                                  SIGNATURES
                                  ----------


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                        SUNAIR ELECTRONICS, INC.


          MAY 8, 1996                   /s/ ROBERT URICHO, JR.
    DATE _________________              -----------------------------
                                        ROBERT URICHO, JR., PRINCIPAL
                                        EXECUTIVE OFFICER


          MAY 8, 1996                   /s/ SYNNOTT B. DURHAM
    DATE _________________              ----------------------------
                                        SYNNOTT B. DURHAM, PRINCIPAL
                                        ACCOUNTING OFFICER