Form 10-Q
period 1996-06-30
SUNAIR ELECTRONICS INC
filed 1996-08-14
CIK 95366

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR QUARTER ENDED JUNE 30, 1996          COMMISSION FILE NUMBER 1-4334
                      **************                         *************

                          SUNAIR ELECTRONICS, INC.

    **********************************************************************
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               FLORIDA                                 59-0780772

    *********************************             ************************
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

                CLASS                               OUTSTANDING AT

    *****************************             ****************************
    COMMON STOCK, $0.10 PAR VALUE             06/30/96 - 3,932,370 SHARES
                                                (NET OF TREASURY SHARES)

                    SUNAIR ELECTRONICS, INC. AND SUBSIDIARY

                                    INDEX

                                    *****
                                                               PAGE NO.

                                                               ********
    PART I.   FINANCIAL INFORMATION:

       CONSOLIDATED CONDENSED BALANCE SHEETS - -
          JUNE 30, 1996 AND SEPTEMBER 30, 1995                     3

       CONSOLIDATED CONDENSED STATEMENTS OF INCOME - -             4
          NINE MONTHS ENDED JUNE 30, 1996 AND 1995.

       CONSOLIDATED CONDENSED STATEMENTS OF INCOME - -
          THREE MONTHS ENDED JUNE 30, 1996 AND 1995                5

       CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS -
          NINE MONTHS ENDED JUNE 30, 1996 AND 1995                 6

       NOTES TO CONSOLIDATED CONDENSED FINANCIAL
          STATEMENTS                                             7-8

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
          CONSOLIDATED CONDENSED STATEMENTS                     9-10

    PART II.  OTHER INFORMATION                                   11

                       PART I. FINANCIAL INFORMATION

                  SUNAIR ELECTRONICS, INC. AND SUBSIDIARY
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                                    (UNAUDITED)


                                                  06/30/96      9/30/95
                                                 -----------  -----------
    ASSETS

    CURRENT ASSETS:
       CASH AND CASH EQUIVALENTS                 $ 1,721,286   $ 4,408,135
       ACCOUNTS AND NOTES RECEIVABLE                 405,552       729,778
       INVENTORIES                                 7,368,179     7,676,352
       OTHER PREPAID EXPENSES                         69,620       155,864
                                                 -----------   -----------
          TOTAL CURRENT ASSETS                     9,564,637    12,970,129
                                                 -----------   -----------

    INVESTMENTS                                    3,196,261             0
    -----------------------------------
    PROPERTY, PLANT AND EQUIPMENT-NET                980,657     1,011,209
    ---------------------------------
    OTHER ASSETS                                      11,722             0
    ------------                                 -----------   -----------

    TOTAL ASSETS                                 $13,753,277   $13,981,338
    ============                                 ===========   ===========


    LIABILITIES & SHAREHOLDERS' EQUITY

    ----------------------------------
    CURRENT LIABILITIES:

    --------------------
       ACCOUNTS PAYABLE AND ACCRUED EXPENSES     $   259,428   $   389,841
       CURRENT PORTION OF CAPITAL LEASE               23,529        20,996
                                                 -----------   -----------
          TOTAL CURRENT LIABILITIES                  282,957       410,837
                                                 -----------   -----------

    LONG-TERM LIABILITIES:

    ----------------------
       LONG-TERM PORTION OF CAPITAL LEASE             38,315        57,012
       DEFERRED INCOME TAXES                             -0-       108,800

                                                 -----------   -----------
          TOTAL LONG-TERM LIABILITIES                 38,315       165,812
                                                 -----------   -----------

    SHAREHOLDERS' EQUITY                          13,432,005    13,404,689
    --------------------                         -----------   -----------

    TOTAL LIABILITIES & SHAREHOLDERS' EQUITY     $13,753,277   $13,981,338

    ========================================     ===========   ===========

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                (UNAUDITED)
                                                     NINE MONTHS ENDED
                                                     -----------------
                                                    6/30/96       6/30/95

                                                  ----------    ----------
    SALES                                         $2,463,367    $1,901,127
    COST OF SALES                                  1,616,292     1,135,911
                                                  ----------    ----------
    GROSS PROFIT                                     847,075       765,216
    SELLING, GENERAL & ADMINISTRATIVE EXPENSES       908,621       895,200
                                                  ----------    ----------
    OPERATING INCOME (LOSS)                       (   61,546)   (  129,984)
    OTHER INCOME:
       INTEREST INCOME                               178,355       198,079
       INTEREST EXPENSE                           (    4,075)   (   60,964)
       OTHER, NET                                      2,386         9,756
                                                  ----------    ----------
    INCOME BEFORE PROVISION
     FOR INCOME TAXES                                115,120        16,887
     PROVISION FOR
     INCOME TAXES                                     87,800    (    9,300)
                                                  ----------    ----------

    NET INCOME                                    $   27,320    $   26,187
                                                  ==========    ==========

    AVERAGE SHARES OUTSTANDING                     3,932,370     3,932,370
    EARNINGS PER SHARE                            $     0.01    $     0.01
                                                  ==========    ===========

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                      THREE MONTHS ENDED
                                                      ------------------
                                                    6/30/96       6/30/95

                                                  ----------    ----------
    SALES                                         $  462,995    $  705,074
    COST OF SALES                                    345,545       436,322
                                                  ----------    ----------
    GROSS PROFIT                                     117,450       268,752
    SELLING, GENERAL & ADMINISTRATIVE EXPENSES       328,192       283,348
                                                  ----------    ----------
    OPERATING INCOME (LOSS)                       (  210,742)   (   14,596)
    OTHER INCOME:
       INTEREST INCOME                                62,282        43,637
       INTEREST EXPENSE                               35,423    (   20,914)
       OTHER, NET                                      1,006         8,522
                                                  ----------    ----------
    INCOME BEFORE PROVISION
     FOR INCOME TAXES                             (  112,031)       16,649
    PROVISION FOR
     INCOME TAXES                                     12,300    (    9,300)
                                                   ----------    ----------

    NET INCOME                                    $( 124,331)   $   25,949
                                                   ==========    =========

    AVERAGE SHARES OUTSTANDING                     3,932,370     3,932,370
    EARNINGS PER SHARE                            $    (0.03)   $     0.01
                                                   ==========    ==========

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                                    NINE MONTHS ENDED
                                                    -----------------
                                                  6/30/96       6/30/95

                                                ------------  ------------
    CASH FLOWS FROM OPERATING ACTIVITIES:
    NET INCOME                                  $    27,320   $    26,187
    ADJUSTMENTS TO RECONCILE NET INCOME TO
     NET CASH PROVIDED BY OPERATING ACTIVITIES
        DEPRECIATION AND AMORTIZATION                78,311        78,706
        CHANGES IN OPERATING ACTIVITIES:
          (INCR) DECR IN ACCOUNTS RECEIVABLE        324,226   (   181,604)
          (INCR) DECR IN INVENTORY                  308,173   (   669,332)
          (INCR) DECR IN OTHER ASSETS                74,522        71,419
          (DECR) INCR IN ACCOUNTS PAYABLE AND
                 ACCRUED EXPENSES               (   173,798)        2,564
          (DECR) INCR IN ACCRUED INCOME TAX          43,381             0
          (DECR) INCR IN DEFERRED INCOME TAX    (   108,800)       34,800
                                                ------------  ------------
    NET CASH PROVIDED (USED) BY
    OPERATING ACTIVITIES                            573,335   (   637,260)
                                               ------------  ------------
    CASH FLOWS FROM INVESTING ACTIVITIES:

    PURCHASE OF PROPERTY, PLANT & EQUIPMENT     (    47,759)  (    46,568)
    SALES (PURCHASES) OF INVESTMENTS - NET      ( 3,196,261)  (    13,158)
                                                ------------  ------------
    NET CASH FROM (USED BY)
    INVESTING ACTIVITIES                        ( 3,244,020)  (    59,726)
                                                ------------  ------------
    CASH FLOWS FROM FINANCING ACTIVITIES:
    PRINCIPAL PAYMENT OF CAPITAL LEASE          (    16,164)  (    14,983)
                                                ------------  ------------
    NET (DECREASE) IN CASH AND CASH
    EQUIVALENTS                                 ( 2,686,849)  (   711,969)
    CASH AND CASH EQUIVALENTS AT BEGINNING
    OF PERIOD                                     4,408,135       961,403
                                                 ------------  ------------

    CASH AND CASH EQUIVALENTS AT END OF PERIOD  $ 1,721,286   $   249,434
                                                ============  ============

    SUPPLEMENTAL CASH FLOW INFORMATION:
       CASH PAID DURING THE PERIOD              $         0   $    38,068
       FOR INTEREST                             ============  ============
       CASH PAID DURING THE PERIOD FOR INCOME
          TAXES                                 $   160,119   $         0
                                                ============  ============
                                     - 6 -

            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

    1.  BASIS OF PRESENTATION
        THE ACCOMPANYING UNAUDITED FINANCIAL STATEMENTS HAVE BEEN PREPARED IN ACCORDANCE WITH THE INSTRUCTIONS TO FORM 10-Q AND DO NOT INCLUDE ALL OF THE INFORMATION AND FOOTNOTES REQUIRED BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR COMPLETE FINANCIAL STATEMENTS. IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS (CONSISTING OF NORMAL RECURRING ACCRUALS) CONSIDERED NECESSARY FOR A FAIR PRESENTATION HAVE BEEN INCLUDED. OPERATING RESULTS FOR THE NINE MONTHS ENDED JUNE 30, 1996, ARE NOT NECESSARILY INDICATIVE OF THE RESULTS THAT MAY BE EXPECTED FOR THE FISCAL YEAR ENDING SEPTEMBER 30, 1996. FOR FURTHER INFORMATION REFER TO THE CONSOLIDATED FINANCIAL STATEMENTS AND FOOTNOTES THERETO INCLUDED IN THE COMPANY'S ANNUAL REPORT IN FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1995.

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

    (C) RESEARCH AND DEVELOPMENT COSTS-
        ALL RESEARCH AND DEVELOPMENT COSTS ARE CHARGED TO EXPENSE AS
        INCURRED.

    (D) EARNINGS PER COMMON SHARE-
        EARNINGS PER COMMON SHARE ARE COMPUTED BASED ON WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING DURING EACH PERIOD.

    (E) INVENTORIES-
        INVENTORIES CONSIST OF THE FOLLOWING:

                                                    6/30/96      9/30/95

                                                  ----------    ----------
                  RAW MATERIALS                   $1,486,854    $1,609,299
                  WORK IN PROCESS                  3,419,275     3,047,844
                  FINISHED GOODS                   2,462,050     3,019,209
                                                  ----------    ----------
                                                  $7,368,179    $7,676,352
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

        UNDER THE TAX REFORM ACT OF 1984, SUNAIR INTERNATIONAL SALES CORP.
        (SISC) ELECTED TO BE TREATED AS AN INTEREST CHARGE DISC (ICD) AS OF JANUARY 1, 1985. ACCORDINGLY, ONLY ONE-SEVENTEENTH (1/17) OF ITS NET INCOME WILL BE CONSIDERED AS A DEEMED DIVIDEND TO ITS PARENT CORPORATION, THE COMPANY. DEFERRED INCOME TAXES WERE NOT PROVIDED ON SISC'S PRIOR YEARS' UNDISTRIBUTED RETAINED EARNINGS. SISC'S RETAINED EARNINGS ARE APPROXIMATELY $3,000,000.

    4.  PREFERRED STOCKS:

        THE COMPANY HAS 500,000 AUTHORIZED SHARES OF PREFERRED STOCK, NO PAR VALUE, THAT MAY BE ISSUED AT SUCH TERMS AND PROVISIONS AS DETERMINED BY THE BOARD OF DIRECTORS.

    5.  STOCK OPTIONS:

        AS OF JUNE 30, 1996, THE COMPANY HAD GRANTED STOCK OPTIONS ON 100,000 SHARES OF COMMON STOCK.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

LIQUIDITY:
- ----------


DURING THE FIRST THREE QUARTERS OF THE CURRENT FISCAL YEAR ENDING JUNE 30, 1996, THE COMPANY MAINTAINED CASH AND SHORT TERM INVESTMENTS MORE THAN ADEQUATE TO COVER KNOWN REQUIREMENTS, UNFORESEEN EVENTS OR UNCERTAINTIES THAT MIGHT OCCUR. DURING THE NINE MONTH PERIOD, CASH AND SHORT TERM INVESTMENTS MAINTAINED AN AVERAGE BALANCE OF $1,587,000, COMPARED TO AN AVERAGE BALANCE OF $2,968,000 FOR THE TWELVE MONTHS ENDED SEPTEMBER 30,1995, OR AN AVERAGE BALANCE OF $2,850,000 FOR THE TWELVE MONTHS ENDED SEPTEMBER 30, 1994. SHORT TERM INVESTMENTS ARE TAX EXEMPT MONEY MARKET FUNDS THAT ARE READILY AVAILABLE FOR IMMEDIATE USE SHOULD THE OCCASION ARISE. IT IS ANTICIPATED THAT THE COMPANY WILL REMAIN AS LIQUID DURING THE REST OF FISCAL 1996. INVENTORIES CONTAIN NO OBSOLESCENCE AS ADJUSTMENTS ARE MADE AS THEY OCCUR. ACCOUNTS AND NOTES RECEIVABLE CONTAIN NO BAD DEBTS. INTERIM RESERVES ARE MAINTAINED TO COVER CANCELLATION CHARGES UNPAID AND ANY FREIGHT CHARGE DISPUTES. ALL MONETARY TRANSACTIONS ARE IN U.S. DOLLARS AND NO LETTERS OF CREDIT INVOLVE FOREIGN EXCHANGE.

CAPITAL RESOURCES:

- ------------------

DURING THE FIRST NINE MONTHS OF THE CURRENT FISCAL YEAR, THE COMPANY EXPENDED $47,759 FOR CAPITAL ASSETS. NO EXPENDITURES ARE CONTEMPLATED FOR PLANT EXPANSION OR EXTENSIVE MAINTENANCE. THE COMPANY HAS NO LONG TERM DEBT AND NONE IS CONTEMPLATED OTHER THAN THE LEASE OF THE COMPUTER. LIABILITIES CONSIST OF CURRENT ACCOUNTS PAYABLE AND EXPENSES RELATED TO THE CURRENT ACCOUNTING PERIOD AND THE CAPITAL LEASE.

RESULTS OF OPERATIONS:

- ----------------------

DURING THE THIRD QUARTER OF THE CURRENT FISCAL YEAR ENDED JUNE 30, 1996, SHIPMENTS WERE $462,995 DOWN FROM $1,109,661 FOR THE QUARTER ENDED MARCH 31, 1996. SHIPMENTS FOR THE NINE MONTHS ENDED JUNE 30, 1996 WERE $2,463,367, UP FROM $1,901,127, OR 29.6% FOR THE SAME PERIOD ONE YEAR AGO AND UP $233,262 OR 10.5% FROM THE NINE MONTHS ENDED JUNE 30, 1994. EXPORT SHIPMENTS FOR THE NINE MONTHS ENDED JUNE 30, 1996 WERE $1,613,784 OR 65.5% OF TOTAL SALES, UP $681,255 OR 73.1% FROM THE SAME PERIOD ONE YEAR AGO. DOMESTIC SHIPMENTS FOR THE FIRST NINE MONTHS OF THE CURRENT FISCAL YEAR WERE $849,583 SLIGHTLY BEHIND SHIPMENTS FOR THE SAME PERIOD ONE YEAR AGO OF $968,598. SELLING, GENERAL AND ADMINISTRATIVE EXPENSES DECREASED $13,421 FROM THE SAME PERIOD ONE YEAR AGO. THE DIRECT LABOR FORCE CONTINUES AT A REDUCED LEVEL DUE TO SUFFICIENT INVENTORY LEVELS IN FINISHED GOODS.

- ----------------------

INTEREST IN SUNAIR PRODUCTS CONTINUES HIGH IN THE FOREIGN MARKETS, SPECIFICALLY IN THE MIDDLE EAST AND FAR EAST. THE NEW PATHFINDER SYSTEM WAS DEMONSTRATED FOR THE FIRST TIME IN THE MIDDLE EAST IN APRIL. THE PROCUREMENT CYCLE CONTINUES, HOWEVER, TO BE EXTREMELY LONG. THE DOMESTIC MARKET REMAINS SLUGGISH AT PRESENT, HOWEVER, THE LONG RANGE PROJECTS CONTINUE TO SHOW IMPROVEMENT. THE COMPANY REMAINS OPTIMISTIC FOR BOTH DOMESTIC AND OVERSEAS LONG-RANGE PROJECTS.

                      PART II   OTHER INFORMATION

5.  OTHER INFORMATION

    NONE

6.  EXHIBITS AND REPORTS ON FORM 8-K

    NONE

                                  SIGNATURES

                                  ----------


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.
                                        SUNAIR ELECTRONICS, INC.

          AUGUST 13, 1996               /S/ ROBERT URICHO, JR.
    DATE _________________

                                        -----------------------------
                                        ROBERT URICHO, JR.,PRINCIPAL
                                        EXECUTIVE OFFICER

          AUGUST 13, 1996               /S/ SYNNOTT B. DURHAM
    DATE _________________

                                        ----------------------------
                                        SYNNOTT B. DURHAM, PRINCIPAL
                                        ACCOUNTING OFFICER