Form 10-K405
period 1996-09-30
SUNAIR ELECTRONICS INC
filed 1996-12-27
CIK 95366

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 1996

                          Commission file number I-4334

                            SUNAIR ELECTRONICS, INC.

A Florida Corporation                        I.R.S. Employer I.D. No. 59-0780772

                    Executive Offices, 3101 S.W. Third Avenue
                            Fort Lauderdale, FL 33315
                            Telephone (954) 525-1505

Securities registered pursuant to section 12(b) of the Act:

    TITLE OF EACH CLASS                NAME OF EACH EXCHANGE ON WHICH REGISTERED
    -------------------                -----------------------------------------
Common (Par Value 10 Cents)                      American Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act:

                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ___

The aggregate market value of the voting stock held by non-affiliates of the registrant approximated $3,526,370 as of December 13, 1996 based on the closing price of stock on the American Stock Exchange on said date.

Registrant's common stock - par value 10 cents, outstanding as of November 30, 1996 - 3,932,370 shares.

Documents Incorporated by Reference:

Portions of the annual shareholders' report for the years ended September 30, 1996 and September 30, 1995 are incorporated by reference into Parts I and II.

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

DISTRIBUTION

Sunair sells through a network of dealers and representatives located throughout the United States and over 100 other nations. In addition, sales are made on a direct basis to airframe manufacturers and segments of the U.S. government. A substantial amount of the Company's sales are made to customers outside the United States and are handled through its wholly owned subsidiary, Sunair International Sales Corp. The Company maintains a sales and service organization geared to train and assist not only its dealers, but larger governmental users throughout the world. Training programs are conducted at the Company's facilities and in the field.

The following is included to supplement the business information.

a. Sunair competes with other US and foreign companies several of which have substantially greater sales and assets than Sunair.

b.  The backlog of unfilled orders of the Company as of September 30 is as follows:
                            1996                                       1995
                          --------                                   --------
                          $ 45,840                                   $366,819

All orders at September 30, 1996 are expected to be shipped within the current fiscal year. Sunair attempts to fill most orders from its finished goods stock and thus does not look to backlog as a major indication of activity.

c. Raw materials, purchased parts and related items are available from various suppliers located throughout the country. Management believes that the items required in the manufacture of its electronic equipment are available in sufficient quantities to meet manufacturing requirements with some extended deliveries.

d. The Company maintains an engineering department which included four engineers and two other technical personnel in 1996. During the fiscal years ended September 30, 1994, 1995 and 1996, Sunair expended $251,000, $268,000 and
$115,000 respectively, on product development and engineering.

e. The Company had 41 active full time employees at the end of the fiscal year.

f. In the opinion of the Company, its business is subject to limited seasonal variation.

g. Essentially all export sales are covered by irrevocable letters of credit or sight drafts. It is believed that over 80% of the non-US Government sales ultimately enter the export market either directly or via resale by domestic customers. For amounts of export sales by geographic area, sales to governmental agencies of the U.S. and to foreign governments for the years ended September 30, 1996, 1995 and 1994, see Note 7 to the consolidated financial statements included in Item 8 herein.

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

                                            1996
                                            ----
                  1ST QTR.           2ND QTR.         3RD QTR.         4TH QTR.
                  --------           --------         --------         --------

High              2 13/16           2 11/16          4 3/8             3 1/2
Low               2 3/16            2                2 1/8             2 1/2

                                              1995
                                              ----
                  1ST QTR.          2ND QTR.         3RD QTR.          4TH QTR.
                  --------          --------         --------          --------

High              2                 1 15/16          2 1/8             2 1/4
Low               1 13/16           1 13/16          1 13/16           1 13/16


(b) As of December 1, 1996, it is estimated that there were approximately 700 shareholders of record.

ITEM 6. SELECTED FINANCIAL DATA

                                              1996               1995               1994              1993               1992
                                           -----------      ------------       -------------      ------------       ------------
 Sales                                     $ 2,930,620      $  3,333,268        $  2,494,777      $  5,903,533       $  8,010,176
  Cost of sales                              1,967,720         2,113,354           1,388,600         3,797,138          5,029,441
                                           -----------      ------------        ------------      ------------       ------------
  Gross profit                                 962,900         1,219,914           1,106,177         2,106,395          2,980,735
  Selling, general and
  administrative expenses                    1,292,323         1,168,238           1,340,877         1,455,527          1,580,539
                                           -----------      ------------        ------------      ------------       ------------
  Income (loss) from operations               (329,423)           51,676            (234,700)          650,868          1,400,196
                                           -----------      ------------        ------------      ------------       ------------
  Other income (deductions)

      Interest income                          238,127           232,523             321,609           333,614            211,700
      Interest expense                         (20,719)          (79,718)            (43,913)          (32,693)           (52,527)
      Other income (expenses)                    5,013            10,788             (39,760)           42,028             18,897
                                           -----------      ------------        ------------      ------------       ------------

                                               222,421           163,593             237,936           342,949            178,070
                                           -----------      ------------        ------------      ------------       ------------
  Income (loss) before provision
    (benefit) for income taxes                (107,002)          215,269               3,236           993,817          1,578,266
  Provision (benefit) for income
  taxes                                        922,217            47,800              (4,000)          186,000            441,000
                                           -----------      ------------        ------------      ------------      -------------
  Net income (loss) before                  (1,029,219)          167,469               7,236           807,817          1,137,266
  extraordinary income

  Extraordinary income, net of                       0                 0                   0                 0            243,000
  income tax                               -----------      ------------        ------------      ------------      -------------

  Net income (loss)                        $(1,029,219)     $    167,469        $      7,236      $    807,817        $ 1,380,266
                                           ===========      ============        ============      ============        ===========

  Net income (loss) per common share:

      Before extraordinary income               $(0.26)            $0.04               $0.00             $0.21              $0.29
      Extraordinary income
                                                  0.00              0.00                0.00              0.00               0.06
                                            ----------       -----------        ------------      ------------        -----------
  Net  income (loss)                            $(0.26)            $0.04               $0.00             $0.21              $0.35
                                            ==========       ===========        ============      ============        ===========

  Average shares outstanding                 3,932,370         3,932,370           3,932,370         3,932,257          3,931,620

  Cash dividend per share                        $0.00             $0.00               $0.00             $0.00              $0.00

  Working capital year end                $  9,185,119       $12,559,292        $  8,396,050       $10,307,839       $  9,437,728

  Total Assets                             $13,611,006       $13,981,338         $13,783,537       $13,728,032        $13,032,921

  Stockholders' equity per share                 $3.15             $3.41               $3.37             $3.36              $3.16

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

LIQUIDITY

During the fiscal year ended September 30, 1996, the Company had short term investments and cash or cash equivalents more than adequate to cover known requirements, unforeseen events or uncertainties that might occur. During this twelve month period, Cash and Short Term Investments had an average balance of $1,626,000 as opposed to an average balance of $2,968,000 for the twelve months ending September 30, 1995, or an average balance of $2,850,000 for the twelve months ended September 30, 1994. Short Term Investments are tax exempt money market funds that are readily available for immediate use should the occasion arise. It is anticipated that the Company will remain as liquid during fiscal 1997. The current ratio of the Company as of September 30, 1996 was 35.0 compared to 31.6 as of September 30, 1995, or 21.7 as of September 30, 1994. Inventories contain no obsolescence as adjustments are made as they occur. Accounts and Notes receivable contain no bad debts. Interim reserves are maintained to cover cancellation charges unpaid and any freight charge disputes. All monetary transactions are in U.S. dollars and no letters of credit involve foreign exchange.

CAPITAL RESOURCES:

During the twelve months of fiscal 1996, $64,666 was spent for Capital Assets. These funds were primarily used for new computer hardware and software development for Sunair equipment. No expenditures are contemplated for Plant Expansion or Extensive Maintenance. The Company has no long term debt and none is contemplated other than the long-term lease purchase of the AS400 computer. Liabilities consist of current accounts payable, accrued expenses related to the current accounting period and the capital lease.

RESULTS OF OPERATIONS:

During 1996 shipments of $2,931,000 were down 12% or $402,000 from fiscal 1995 and up 17% or $436,000 from fiscal 1994. Domestic shipments of $1,001,000 for fiscal 1996 were down 45% or $833,000 from fiscal 1995 and down 3% or 35,000 from fiscal 1994. Export shipments for fiscal 1996 were $1,930,000 up 29% or $431,000 from fiscal 1995 and up 32% or $472,000 from fiscal 1994. The above comparative sales reflect a continuing sluggish market for domestic and export activity. Selling, general and administrative expenses increased $124,000 or 11% from fiscal 1995 but were 4% less than fiscal 1994 expenses. Interest income remained lower due to lower interest rates.

Sunair is preparing to meet the challenges of increased customer demands in the area of communication solutions rather than the purchasing of "stand alone" radio boxes. This means meeting the needs of voice communication, as well as error free data transfer, facsimile, security, automatic linking and multiple routing alternatives. We are expanding our capabilities in marketing, customer support and engineering departments. We have hired a vice president of operations with experience in system engineering and international business development to aid in this accomplishment.

We are addressing new geographical markets in Latin America and the middle east as well as new market segments. The US Coast Guard continues to show confidence in Sunair and has selected and approved a radio system(the RT-2400) for a new coastal patrol boat(CPB) class of 50 plus boats. Sunair continues to be the largest supplier of HF radio systems to the USCG.

The Company continued to experience delays in the release of contracts from U.
S. government and international agencies. We did, however, sign a follow on amendment from a foreign navy for delivery of one million dollars in goods. Delivery is pending receipt of a delivery order anticipated for third quarter of 1997 shipment.

Sunair International Sales Corporation(SISC) a wholly owned subsidiary, was treated as an Interest Charge-Domestic International Sales Corporation(IC-DISC) in prior years. This allowed taxes on the income retained in the IC-DISC to be deferred with interest paid on the accumulated balance of deferred taxes. Prior to 1994 deferred income taxes were not provided on SISC's prior year's undistributed retained earnings since it was intended to be indefinitely invested. These deferred income taxes had accumulated to over $1,000,000 on undistributed retained earnings of approximately $3,200,000. The Company has determined it is no longer advantageous to treat SISC as an IC-DISC, and accordingly, the IC-DISC status was discontinued. This did, however, require that income taxes be provided for in the current year on the IC-DISC retained earnings in the amount of $985,000. This not only eliminates the interest paid each year on the deferred taxes but the Internal Revenue Service also allows this income to be reported over ten(10) years. With the termination of the IC-DISC status, the Company has plans to establish a Foreign Sales Corporation to realize a true tax savings on exported goods, rather than just a deferral. The termination of the IC-DISC status is necessary to implement a Foreign Sales Corporation.

                             PURITZ & WEINTRAUB, LLP
                          CERTIFIED PUBLIC ACCOUNTANTS
                  (A PARTNERSHIP OF PROFESSIONAL ASSOCIATIONS)
                            1244 N. UNIVERSITY DRIVE
                            PLANTATION, FLORIDA 33322
                  TELEPHONE (954) 370-2727 o FAX (954) 370-2776

                          INDEPENDENT AUDITOR'S REPORT

                   To The Board of Directors and Stockholders of Sunair Electronics, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Sunair Electronics, Inc. and Subsidiary as of September 30, 1996 and 1995 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1996. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sunair Electronics, Inc. and Subsidiary as of September 30, 1996 and 1995 and the results of its operations and cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles.

November 8, 1996

                                                     PURITZ AND WEINTRAUB, LLP

                                                   CERTIFIED PUBLIC ACCOUNTANTS

CONSOLIDATED INCOME STATEMENTS                              YEAR ENDED SEPTEMBER 30,
                                             ---------------------------------------------------
                                                 1996                 1995               1994
                                             ------------        -------------      ------------
Sales                                        $  2,930,620        $  3,333,268       $  2,494,777
Cost of sales                                   1,967,720           2,113,354          1,388,600
                                             ------------        ------------       ------------
Gross profit                                      962,900           1,219,914          1,106,177
Selling, general and administrative expenses    1,292,323           1,168,238          1,340,877
                                             ------------        ------------       ------------
Income (loss) from operations                    (329,423)             51,676           (234,700)
                                             ------------        ------------       ------------

Other income (deductions):

     Interest income                              238,127             232,523            321,609
     Interest expense                             (20,719)            (79,718)           (43,913)
     Other income (expenses)                        5,013              10,788            (39,760)
                                             ------------        ------------       ------------
                                                  222,421             163,593            237,936
                                             ------------        ------------       ------------

Income (loss) before provision

 (benefit) for income taxes                      (107,002)            215,269              3,236
Provision (benefit) for income taxes              922,217              47,800             (4,000)
                                             ------------        ------------       ------------
Net income (loss)                            $ (1,029,219)       $    167,469       $      7,236
                                             ============        ============       ============
Net income (loss) per common share                 $(0.26)              $0.04              $0.00
                                             ============        ============       ============
Average shares outstanding                      3,932,370           3,932,370          3,932,370
                                             ============        ============       ============

Notes to Consolidated Financial Statements are an integral part of this statement.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

                      ASSETS
                                                         SEPTEMBER 30,
                                                     ---------------------------
                                                         1996            1995
                                                     ----------       ----------

CURRENT ASSETS:
     Cash and cash equivalents                        $ 1,721,839   $ 4,408,135
     Accounts receivable                                  181,173       729,778
     Inventories                                        7,402,036     7,676,352
     Prepaid expenses and other current assets            150,080       155,864
                                                      -----------   -----------
                                                        9,455,128    12,970,129

INVESTMENTS                                             3,189,094             0

PROPERTY, PLANT, AND EQUIPMENT:

     Land                                                 224,299       224,299
     Buildings and improvements                         1,690,998     1,684,728
     Machinery and equipment                            2,085,080     2,115,055
                                                      -----------   -----------
                                                        4,000,377     4,024,082
     Less:  Accumulated depreciation                    3,033,593     3,012,873
                                                      -----------   -----------
                                                          966,784     1,011,209
                                                      $13,611,006   $13,981,338
                                                      ===========   ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY
                                                             SEPTEMBER 30,
                                                     ---------------------------
                                                         1996            1995
                                                     ----------       ----------

CURRENT LIABILITIES:

     Accounts payable and accrued expenses            $   247,289    $  389,841
     Current portion of capitalized lease                  22,720        20,996
                                                      -----------   -----------
                                                          270,009       410,837
LONG-TERM LIABILITIES:

     Long-term portion of capitalized lease                33,527        57,012
     Long-term portion of income taxes payable            932,000             0
     Deferred income taxes                                      0       108,800
                                                      -----------   -----------
                                                          965,527       165,812
                                                      -----------   -----------
                                                        1,235,536       576,649
STOCKHOLDERS' EQUITY:

     Preferred stock, no par value,
       500,000 shares authorized,
       no shares issued                                         0             0
     Common stock, $.10 par value,  6,000,000 shares
       authorized, 3,932,370 and 4,800,740 shares issued
       at September 30, 1996 and 1995 respectively        393,237       480,074
     Additional paid-in-capital                         2,606,899     2,606,899
     Retained earnings                                  9,375,334    15,274,327
                                                      -----------   -----------
                                                       12,375,470    18,361,300

     Less:  Cost of treasury stock
       (868,370 shares in 1995)                                 0    (4,956,611)
                                                      -----------   -----------
                                                       12,375,470    13,404,689
                                                      -----------   -----------
                                                      $13,611,006   $13,981,338
                                                      ===========   ===========

Notes to Consolidated Financial Statements are an integral part of this statement.


CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    YEAR ENDED SEPTEMBER 30,
                                                                     ------------------------------------------------
                                                                           1996               1995           1994
                                                                     ---------------   ---------------  -------------
OPERATING ACTIVITIES:

   Net income (loss)                                                     $(1,029,219)     $   167,469    $      7,236
   Adjustments to reconcile net income (loss) to
     net cash provided by (used in) operating activities:
     Depreciation and amortization                                           109,091          105,159         109,495
     (Increase) decrease in accounts receivable                              548,605         (543,044)        200,165
     (Increase) decrease in inventory                                        274,316         (183,967)       (591,349)
     (Increase) decrease in prepaid and other assets                           5,784            5,209         (98,387)
     Increase (decrease) in accounts payable and
      accrued expenses                                                      (142,552)           3,700        (111,907)
     Increase in income taxes payable                                        932,000                0               0
     Increase (decrease) in deferred income taxes                           (108,800)          46,800          62,000
                                                                         -----------      -----------    ------------
   Net cash provided by (used in) operating activities                       589,225         (398,674)       (422,747)
                                                                         -----------      -----------    ------------

INVESTING ACTIVITIES:
   Purchase of property, plant, and equipment                                (64,666)        (142,054)        (58,891)
   Sale (purchase) of investments, net                                    (3,189,094)       4,006,864         (64,093)
                                                                         -----------      -----------    ------------
   Net cash provided by (used in) investing activities                    (3,253,760)       3,864,810        (122,984)
                                                                         -----------      -----------    ------------

FINANCING ACTIVITIES:
   Principal payments of capital lease                                       (21,761)         (19,404)        (13,629)
                                                                         -----------      -----------    ------------
   Net cash (used in) financing activities                                   (21,761)         (19,404)        (13,629)
                                                                         -----------      -----------    ------------

   Net increase (decrease) in cash and cash equivalents                   (2,686,296)       3,446,732        (559,360)
   Cash and cash equivalents at beginning of the year                      4,408,135          961,403       1,520,763
                                                                         -----------      -----------    ------------
   Cash and cash equivalents at end of the year                          $ 1,721,839      $ 4,408,135    $    961,403
                                                                         ===========      ===========    ============

   Supplemental Disclosure of Cash Flow Information:
     Cash paid during the year for interest                              $     5,225     $     44,904    $     43,913
                                                                         ===========     ============    ============
     Cash paid during the year for income taxes                          $   169,119     $          0    $     57,258
                                                                         ===========     ============    ============

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                        COMMON STOCK             ADDITIONAL                                TREASURY STOCK
                                 -----------------------          PAID-IN        RETAINED        -------------------------
                                   SHARES       AMOUNT            CAPITAL        EARNINGS          SHARES        AMOUNT
                                 ---------   ------------      ------------     ------------     ---------    ------------
       Balances at 9/30/93       4,800,740       $480,074        $2,606,899      $15,099,622       868,370     $(4,956,611)
       9/30/94 net income                0              0                 0            7,236             0               0
                                 ---------   ------------      ------------     ------------     ---------    ------------
       Balances at 9/30/94       4,800,740        480,074         2,606,899       15,106,858       868,370      (4,956,611)
       9/30/95 net income                0              0                 0          167,469             0               0
                                 ---------   ------------      ------------     ------------     ---------    ------------
       Balances at 9/30/95       4,800,740        480,074         2,606,899       15,274,327       868,370      (4,956,611)
       9/30/96 net (loss)                0              0                 0       (1,029,219)            0               0
                                 ---------   ------------      ------------     ------------     ---------    ------------
       Retirement of
       treasury stock             (868,370)       (86,837)                0       (4,869,774)     (868,370)      4,956,611
                                 ---------   ------------      ------------     ------------     ---------    ------------
       Balances at 9/30/96       3,932,370       $393,237        $2,606,899     $  9,375,334             0     $         0
                                 =========   ============      ============     ============     =========    ============

Notes to Consolidated Financial Statements are an integral part of this statement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  BUSINESS ACTIVITY
      Sunair Electronics, Inc. is a Florida corporation organized in 1956. It is engaged in the design, manufacture and sale of high frequency single sideband communications equipment utilized for long range voice and data transmissions in fixed station, airborne, mobile and marine
      "para-military" applications.

  PRINCIPLES OF CONSOLIDATION
      The accompanying consolidated financial statements include the accounts of Sunair Electronics, Inc. and its wholly-owned subsidiary, Sunair International Sales Corporation, (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

  INVESTMENTS
      Investments include Private Export Funding Corporation (PEFCO) notes at September 30, 1996. These notes are guaranteed by the Export-Import Bank of the United States, an agency of the United States. The Company has classified these securities as "held-to-maturity" securities, in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Held-to-maturity securities are recorded at amortized cost. Amortization of related discounts or premiums is included in the determination of net income.

      In April 1995, the Company sold its long-term investments and invested in short term municipal bonds. These municipal bonds are reflected in cash and cash equivalents at September 30, 1995. Approximately $3,200,000 of the short term municipal bonds were re-invested in PEFCO notes in October 1995.

      The following schedule reflects values at September 30, 1996:

      NAME OF ISSUER
      AND TITLE OF ISSUE                               PRINCIPAL         COST        MARKET      CARRYING
      ------------------                               ---------         ----        ------      --------
      PEFCO 7.95% secured note
      series UU due November 1, 2006                  $2,900,000     $3,215,375    $3,058,601   $3,189,094
                                                      ==========     ==========    ==========   ==========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

          Buildings and improvements             10 to 30 years
          Machinery and equipment                 4 to 10 years

RESEARCH AND DEVELOPMENT
     Expenditures for research and development are charged to income as incurred and amounted to approximately $115,000 in 1996, $268,000 in 1995, and $251,000 in 1994.

INCOME (LOSS) PER SHARE

     Income (loss) per share is based upon the weighted average number of shares outstanding during each year. Shares subject to options are not included in the computation since the present effects thereof are not materially dilutive.

USE OF ESTIMATES
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

RECLASSIFICATION
      Certain amounts in prior periods have been reclassified to conform to the 1996 presentations.

2.  INCOME TAXES
      The components of the Company's income tax (benefit) provision are as follows:

                                             1996          1995        1994
                                         -----------     ----------  -------
  Current:
      Federal                            $    841,917   $     1,000    $(66,000)
      State                                    80,300             0           0
                                         ------------   -----------   ---------
                                              922,217         1,000     (66,000)
                                         ------------   -----------   ---------
  Deferred:
      Federal                                       0        43,000      57,000
      State                                         0         3,800       5,000
                                         ------------   -----------   ---------
                                                    0        46,800      62,000
                                         ------------   -----------   ---------
                                         $    922,217     $  47,800   $  (4,000)
                                         ============   ===========   =========
  Income (loss) before income taxes
      and use of net operating losses    $   (107,002)     $215,269   $   3,236
  Income tax                                  922,217         1,000           0
  Income tax benefit due to net
      operating loss carryback                      0             0      66,000
  Deferred income taxes                             0       (46,800)    (62,000)
                                         ------------   -----------   ---------
  Net income (loss)                       $(1,029,219)     $167,469   $   7,236
                                         ============   ===========   =========

      During 1995, it was determined that continued operations of its Interest Charge-Domestic International Sales Corporation (IC-DISC) subsidiary's election was no longer advantageous to the Company. Accordingly, the tax election of the subsidiary was discontinued and its retained earnings of approximately $3,200,000 were distributed to the Company. Regulations provide for the taxation of such distribution over a ten year period in equal annual increments. Upon the assumption the Company's business is profitable throughout the ten year period, excluding such incremental income, the aggregate income tax payable as a consequence of such distribution will approximate a maximum of $985,000 or $98,500 per year. Interest will no longer accrue on the unpaid portion of the tax amount.

      At September 30, 1996 and 1995, the Company has approximately $109,000 of income tax deposits and benefits to be applied to future periods. These amounts are included in prepaid expenses and other current assets.

      The total provision for 1996 is more than amounts computed by applying the statutory rates to income before income taxes, and the total provisions for 1995 and 1994 are less than amounts computed by applying the statutory rates to income before income taxes for the following reasons:

                                                               1996              1995           1994
                                                            -----------       ----------     ----------
        Income taxes at the statutory rates                   $ (36,381)        $ 73,191      $   1,100
        State income taxes, net of federal tax benefit           54,000                0              0
        Tax attributable to distributed
          earnings of SISC                                      984,717                0              0
        Book/tax difference attributable
          to depreciation                                       (40,000)               0              0
        Tax free income                                         (10,200)         (28,000)       (21,000)
        Capital losses                                          (22,400)           3,400         19,000
        Other                                                    (7,519)            (791)        (3,100)
                                                            -----------      -----------     ----------
                                                               $922,217         $ 47,800      $  (4,000)
                                                            ===========      ===========     ==========

  3.   INVENTORIES

        Inventories consist of the following:

                                                                         SEPTEMBER 30,
                                                        -----------------------------------------------
                                                            1996              1995              1994
                                                         -----------       -----------       ----------
        Materials                                         $1,507,724        $1,609,298       $1,506,005
        Work in Process                                    3,341,022         3,047,844        3,222,864
        Finished goods                                     2,553,290         3,019,209        2,763,516
                                                         -----------       -----------      -----------
                                                          $7,402,036        $7,676,351       $7,492,385
                                                         ===========       ===========      ===========

                                       13

  4.    CAPITAL LEASE

         During fiscal year 1994, the Company entered into a capital lease for an upgrade of computer software and hardware.

         Obligations under capital leases require minimum payments as follows:

                  YEAR ENDING                                    AMOUNT
                     1997                                       $26,976
                     1998                                        26,976
                     1999                                         7,568

                  Total minimum lease payments                  $61,520
                  Less amount representing interest               5,273
                                                              ---------
                  Obligations under capital leases               56,247
                  Less current portion                           22,720
                                                              ---------
                                                                $33,527
                                                              =========
  5.  PREFERRED AND COMMON STOCK

        The Company has 500,000 authorized shares of preferred stock, no par value, that may be issued at terms and provisions determined by the Board of Directors. No shares were issued and outstanding at September 30, 1996 and 1995.

        The Company has 6,000,000 authorized shares of common stock, $.10 par value, that may be issued. At September 30, 1996, the Company retired 868,370 shares of its treasury stock leaving 3,932,370 shares issued and outstanding. At September 30, 1995, 4,800,740 shares were issued and 3,932,370 shares were outstanding.

        During fiscal year ended September 30, 1996, the Board of Directors approved the issuance of non-qualified stock options entitling an officer of the Company to purchase up to 100,000 shares of common stock at $3.00 per share. The options are exercisable at the rate of 20,000 per year following the second year after issuance.

        The following is a summary of outstanding stock options:

                                                           SEPTEMBER 30,
                        ---------------------------------------------------------------------------------
                                  1996                        1995                      1994
                        -----------------------     -----------------------    --------------------------
                         NUMBER OF      OPTION      NUMBER OF      OPTION    NUMBER OF       OPTION
                          SHARES        PRICE        SHARES        PRICE       SHARES         PRICE
                         ---------      -------      ------        -----       ------         -----
Beginning of year           20,100       $1.375       23,100       $1.375       75,200      $1.375-3.25

Canceled                   (20,000)       1.375       (3,000)       1.375      (52,100)     $1.375-3.25

Granted                    100,000        3.000            0            0            0                0
                           -------      -------      -------     --------    ---------      -----------
End of Year                100,000      $ 3.000       20,100       $1.375       23,100      $1.375-3.25
                           =======      =======      =======     ========    =========      ===========


        When treasury shares were sold to optionees, proceeds were applied to treasury stock to the extent of average cost of treasury shares held by the Company and the difference charged to additional paid in capital. This reflects the difference between the Company's average cost of treasury shares of $5.71 and the exercise price per share.

  6.  EMPLOYEE BENEFITS

        During fiscal year ended September 30, 1996, the Company amended the employee profit sharing plan to incorporate a 401(k) Plan. Under the 401(k) Plan, eligible employees may contribute up to 15% of their compensation. The Company may contribute to the Plan at the discretion of the Board of Directors. During 1996, the Company did not contribute to the plan.

  7.  SEGMENT INFORMATION

         The Company operates in a single industry, its principal product being communications equipment.

        Sales by geographic area, to U.S. governmental agencies and foreign governments were as follows:

                                                                  YEAR ENDED SEPTEMBER 30,
                                                         ----------------------------------------------
        Geographic area:                                   1996               1995             1994
                                                         ----------         ----------       ----------
           Europe                                        $   99,528         $  117,194       $  356,044
           Asia                                             951,589            911,023          895,295
           South America                                     33,803            129,506           19,792
           Africa                                           618,167             40,541           32,585
           North America                                  1,009,967          1,850,578        1,076,012
           Australia                                        217,566            284,426          115,049
                                                         ----------         ----------       ----------
                                                         $2,930,620         $3,333,268       $2,494,777
                                                         ==========         ==========       ==========
        Sales to U.S. governmental agencies              $  553,040         $1,461,840       $  642,967
                                                         ==========         ==========       ==========
        Direct sales to foreign governments              $  609,167         $  427,457       $   80,850
                                                         ==========         ==========       ==========

8.   QUARTERLY INFORMATION (UNAUDITED)

        Summarized quarterly results of operations and common stock market values for each quarter of fiscal year ended September 30, 1996 and 1995 are as follows:

                                                                                          1996
                                                             ---------------------------------------------------------------
                                                                     1               2               3                4
                                                             --------------     -------------    -----------   -------------
        Sales                                                      $890,711        $1,109,661      $462,995      $   467,253
        Gross Profit                                                331,218           398,407       117,450          115,825
        Net income                                                   83,095            68,556      (124,331)      (1,056,539)
        Net income per common share                                   $0.02             $0.01        $(0.03)          $(0.26)
                                                                 ==========        ==========     =========      ===========
        Dividends per share                                            None              None          None             None
                                                                 ==========        ==========     =========      ===========
        Market price per share
           High                                                     2 13/16          2 11/16          4 3/8            3 1/2
           Low                                                       2 3/16                2          2 1/8            2 1/2

                                                                                           1995
                                                             ---------------------------------------------------------------
                                                                    1                  2              3               4
                                                             -------------         ----------    ----------   -------------
        Sales                                                     $573,324           $622,729      $705,074      $1,432,141
        Gross Profit                                               211,188            285,276       268,750         454,700
        Net income                                                 (14,260)            14,498        25,947         141,284
        Net income per common share                                  $0.00              $0.00         $0.00           $0.04
                                                                ==========         ==========    ==========      ==========
        Dividends per share                                           None               None          None            None
                                                                ==========         ==========    ==========      ==========
        Market price per share
           High                                                          2           1 15/16         2 1/8           2 1/4
           Low                                                     1 13/16           1 13/16       1 13/16         1 13/16

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE
                                       16

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                                          FAMILY
NAME                        AGE   POSITION HELD           RELATIONSHIP

Robert Uricho, Jr.          81    Chairman of the         Husband of
                                  Board, President,       Shirley Uricho
                                  Chief Executive
                                  Officer and
                                  Director Since
                                  1956

Shirley Uricho             63     Assistant               Wife of
                                  Secretary               Robert Uricho
                                  Since 1959
                                  Acting
                                  Secretary
                                  Since 1992

Manuel Garrido              49    Vice President/           None
                                  Operations
                                  Since 1996

James E. Laurent            60    Vice President/           None
                                  Marketing
                                  Since 1988

Synnott B. Durham           55   Cost Manager               None
                                 Since 1979
                                 Treasurer, Chief
                                 Financial Officer
                                 Since 1994

Earl M. Anderson, Jr.       71   Director                   None
                                 Since 1969

George F. Arata, Jr.        67   Director                   None
                                 Since 1995

Note- All directors' terms are for one year and until their successors are duly elected and qualified.

ITEM 11.  EXECUTIVE COMPENSATION

The following information is given on an accrual basis for the year ending September 30, 1996 with respect to each director of the corporation whose aggregate salary and fees paid by the Corporation and its subsidiaries were more than $100,000 and each of the five highest paid officers of the Corporation whose aggregate direct remuneration exceeded that amount and all officers and directors of the Corporation as a group.

                                                    CASH AND CASH EQUIVALENT
                                                     FORMS OF REMUNERATION
                                            ------------------------------------------------
                                            SALARIES, FEES,         SECURITIES OR PROPERTY
                  CAPACITY                  DIRECTOR'S FEES,        INSURANCE BENEFITS OR
                  IN WHICH                  COMMISSIONS AND         REIMBURSEMENTS, PERSONAL
NAME              SERVED                    BONUSES                 BENEFITS
----              -------------------       ----------------        ------------------------
Robert            Chairman of the                 $175,000                   --
Uricho, Jr.       Board, President
                  and Chief Executive
                  Officer

                  All Officers
                  and Directors
                  (7 Persons
                  including the 1
                  named above)                    $435,011                   --

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

(A) Security Ownership of Certain Beneficial Owners

    TITLE         NAME AND ADDRESS         AMOUNT AND NATURE           PERCENT
  OF CLASS        OF BENEFICIAL OWNER      OF BENEFICIAL OWNERSHIP    OF CLASS
  --------        -------------------      -----------------------    --------

   Common         Robert Uricho, Jr.            *2,272,900             57.80%
                  Board Chairman & CEO
                  3101 S.W. 3rd Avenue
                  Fort Lauderdale, FL

(B) Security Ownership of Management

    TITLE         NAME AND ADDRESS         AMOUNT AND NATURE           PERCENT
  OF CLASS        OF BENEFICIAL OWNER      OF BENEFICIAL OWNERSHIP    OF CLASS
  --------        -------------------      -----------------------    --------

   Common         Robert Uricho, Jr.              2,272,900            57.80%
                  Board Chairman & CEO
                  3101 S.W. 3rd Avenue
                  Fort Lauderdale, FL

   Common         All Other                           6,076              **
                  Officers and Directors



   Common         All Officers and Directors      2,278,976            57.95%
                  As a group (7)

* Includes 278,900 shares held by the University of Florida Foundation, Inc. as Trustee of a Charitable Remainder Unitrust of which Mr. Uricho is the income beneficiary.

**  Less than 1%

(1) Based upon 3,932,370 shares outstanding at December 13, 1996.

While the Corporation has 500,000 authorized shares of preferred stock, no par value, none have been issued. The only stock outstanding is 10 cents par value Common Stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

             Not Applicable

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

           (a) 1.Financial Statements filed as a part of the Form 10-K
                  Consolidated Balance Sheets as of
                  September 30,1996 and 1995                                     Page 9

                  Statements of Consolidated Income for each of the
                  three years in the period ended September 30, 1996             Page 8

                  Statements of stockholders' equity for each of the
                  three years in the period ended September 30, 1996             Page 10

                  Consolidated Statements of Cash Flows for each
                  of the three years in the period ended September
                  30, 1996                                                       Page 10

                  Notes to Consolidated Financial Statements                     Pages 11-15

         (a) 2. Financial Statement Schedules filed as part of the Form 10-K:

                  Report on Financial Statements Schedules of
                  Independent Public Accountants                                 Page 8

                  Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

                  Separate financial statements of the Company are omitted because of the absence of the conditions under which they are required.

         (b)      Reports on Form 8-K

                  None

                                       20

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNAIR ELECTRONICS, INC.                            Date  NOVEMBER 19, 1996
                                                          -------------------


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

By /S/ SYNNOTT B. DURHAM
   --------------------------------
    Synnott B. Durham
    Treasurer and Principal
    Accounting  Officer

By /S/ SHIRLEY URICHO
   --------------------------------
    Shirley Uricho
    Acting Secretary

By /S/ EARL M. ANDERSON, JR..
   --------------------------------
    Earl M. Anderson, Jr.
    Director

By /S/ GEORGE F. ARATA, JR.
   --------------------------------
    George F. Arata, Jr.
    Director