Form 10-Q
period 1996-12-31
SUNAIR ELECTRONICS INC
filed 1997-02-13
CIK 95366

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR QUARTER ENDED DECEMBER 31, 1996       COMMISSION FILE NUMBER 1-4334
                          *****************                       *************

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

               CLASS                               OUTSTANDING AT
    *****************************             ****************************
    COMMON STOCK, $0.10 PAR VALUE             12/31/96 - 3,932,370 SHARES

                     SUNAIR ELECTRONICS, INC. AND SUBSIDIARY

                                      INDEX
                                      *****

                                                               PAGE NO.
                                                              **********
  PART I.   FINANCIAL INFORMATION:

       CONSOLIDATED CONDENSED BALANCE SHEETS - -
          DECEMBER 31, 1996 AND SEPTEMBER 30, 1996                 3

       CONSOLIDATED CONDENSED STATEMENTS OF INCOME - -
          THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995            4

       CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS -
          THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995            5

       NOTES TO CONSOLIDATED CONDENSED FINANCIAL
          STATEMENTS                                             6-7

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
          CONSOLIDATED CONDENSED STATEMENTS                      8-9

  PART II.   OTHER INFORMATION                                    10


                          PART I. FINANCIAL INFORMATION

                     SUNAIR ELECTRONICS, INC. AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                   (UNAUDITED)
  ASSETS                                                     12/31/96                  9/30/96
  ------                                                   -----------               -----------
  CURRENT ASSETS:

  ---------------
        CASH AND CASH EQUIVALENTS                           $ 1,197,345             $ 1,721,839
        ACCOUNTS AND NOTES RECEIVABLE                           422,055                 181,173
        INVENTORIES                                           7,638,670               7,402,036
        PREPAID EXPENSES AND OTHER CURRENT ASSETS               139,142                 150,080
                                                            -----------             -----------
             TOTAL CURRENT ASSETS                             9,397,212               9,455,128
                                                            -----------             -----------

  INVESTMENT IN MARKETABLE SECURITIES                         3,181,926               3,189,094
  -----------------------------------
  PROPERTY, PLANT AND EQUIPMENT-NET                             942,821                 966,784
  ---------------------------------
  OTHER ASSETS                                                   21,941                       0
  ------------                                              -----------             -----------

  TOTAL ASSETS                                              $13,543,900             $13,611,006
  ============                                              ===========             ===========


  LIABILITIES & SHAREHOLDERS' EQUITY

  ----------------------------------
  CURRENT LIABILITIES:

  --------------------
        ACCOUNTS PAYABLE AND ACCRUED EXPENSES               $   304,218             $   247,289
        CURRENT PORTION OF CAPITALIZED LEASE                     23,173                  22,720
                                                            -----------             -----------
             TOTAL CURRENT LIABILITIES                          327,391                 270,009
                                                            -----------             -----------

  LONG-TERM LIABILITIES:

  ----------------------
        LONG-TERM PORTION OF CAPITAL LEASE                       27,370                  33,527
        LONG-TERM PORTION OF INCOME TAXES PAYABLE               920,000                 932,000
                                                            -----------             -----------
             TOTAL LONG-TERM LIABILITIES                        947,370                 965,527
                                                            -----------             -----------

  SHAREHOLDERS' EQUITY                                       12,269,139              12,375,470
  --------------------                                      -----------             -----------

  TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                  $13,543,900             $13,611,006
  ========================================                  ===========             ===========



                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                           FOR THE THREE MONTHS ENDED
                                   (UNAUDITED)

                                                                12/31/96                 12/31/95
                                                               ----------              ----------
  SALES                                                       $   462,581             $   890,711
  COST OF SALES                                                   330,733                 559,493
                                                              -----------              ----------
  GROSS PROFIT                                                    131,848                 331,218
  SELLING, GENERAL & ADMINISTRATIVE EXPENSES                      366,875                 242,755
                                                              -----------              ----------
  OPERATING INCOME                                             (  235,027)                 88,463
  OTHER INCOME:
        INTEREST INCOME                                            61,667                  56,015
        INTEREST EXPENSE                                       (    1,095)              (  19,800)
        OTHER, NET                                                  1,529                     417
                                                               ----------              ----------
  INCOME BEFORE PROVISION
   (BENEFIT) FOR INCOME TAXES                                  (  172,926)                125,095

  PROVISION (BENEFIT) FOR
   INCOME TAXES                                                 (  66,600)                 42,000
                                                               ----------              ----------

  NET INCOME                                                    $(106,326)             $   83,095
                                                               ==========              ==========

  AVERAGE SHARES OUTSTANDING                                    3,932,370               3,932,370

  EARNINGS PER SHARE                                           $     0.03              $     0.02
                                                               ==========              ==========



                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED

                                   (UNAUDITED)

                                                                      12/31/96              12/31/95
                                                                   ------------           -----------

  CASH FLOWS FROM OPERATING ACTIVITIES:
   NET INCOME (LOSS)                                             $  (106,326)            $   83,095
   ADJUSTMENTS TO RECONCILE NET INCOME TO
    NET CASH PROVIDED BY OPERATING ACTIVITIES
         DEPRECIATION AND AMORTIZATION                                26,302                 25,021
         CHANGES IN OPERATING ACTIVITIES:
              (INCR) IN ACCOUNTS RECEIVABLE                      (   240,882)            (  176,051)
              (INCR) DECR IN INVENTORY                           (   236,634)               106,764
              (INCR) DECR IN OTHER ASSETS                        (     3,835)                97,819
              (DECR) INCR IN ACCOUNTS PAYABLE AND
              ACCRUED EXPENSES                                       106,524              (  123,341)
              (DECR) INCR IN  ACCRUED INCOME TAX                  (   61,600)                 15,000
              INCR IN DEFERRED INCOME TAX                                  0                  27,000
                                                                 -----------              ----------
   NET CASH USED BY OPERATING ACTIVITIES                          (  516,451)                 55,307
                                                                 -----------              ----------
   CASH FLOWS FROM INVESTING ACTIVITIES:

   PURCHASE OF PROPERTY, PLANT & EQUIPMENT                        (    2,339)              (   2,911)
   SALES (PURCHASES) OF INVESTMENTS - NET                                  0              (3,210,597)
                                                                 -----------              ----------
   NET CASH FROM INVESTING ACTIVITIES                             (    2,339)             (3,213,508)
                                                                 -----------              ----------
   CASH FLOWS FROM FINANCING ACTIVITIES:

   PRINCIPAL PAYMENT OF CAPITAL LEASE                                 (5,704)              (   5,286)
                                                                 -----------              ----------
   NET INCREASE (DECREASE) IN CASH                                  (524,494)             (3,163,487)
   CASH AT BEGINNING OF PERIOD                                     1,721,839               4,408,135
                                                                 -----------              ----------

   CASH AT END OF PERIOD                                         $ 1,197,345              $1,244,648
                                                                 ===========             ===========

   SUPPLEMENTAL DISCLOSURE OF CASH FLOW
         INFORMATION:
         CASH PAID DURING THE YEAR FOR INTEREST                  $         0             $         0
                                                                ============            ============
         CASH PAID DURING THE YEAR FOR INCOME
              TAXES                                              $         0             $         0
                                                                ============            ============



              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

       1.     BASIS OF PRESENTATION

              THE ACCOMPANYING UNAUDITED FINANCIAL STATEMENTS HAVE BEEN PREPARED IN ACCORDANCE WITH THE INSTRUCTIONS TO FORM 10-Q AND DO NOT INCLUDE ALL OF THE INFORMATION AND FOOTNOTES REQUIRED BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR COMPLETE FINANCIAL STATEMENTS. IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS (CONSISTING OF NORMAL RECURRING ACCRUALS) CONSIDERED NECESSARY FOR A FAIR PRESENTATION HAVE BEEN INCLUDED. OPERATING RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 1996, ARE NOT NECESSARILY INDICATIVE OF THE RESULTS THAT MAY BE EXPECTED FOR THE FISCAL YEAR ENDING SEPTEMBER 30, 1997.

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

       (C)    RESEARCH AND DEVELOPMENT COSTS-
              ALL RESEARCH AND DEVELOPMENT COSTS ARE CHARGED TO EXPENSE AS INCURRED.

       (D)    EARNINGS PER COMMON SHARE-
              EARNINGS PER COMMON SHARE ARE COMPUTED BASED ON WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING DURING EACH PERIOD.

       (E)    INVENTORIES-
              INVENTORIES CONSIST OF THE FOLLOWING:

                                                 12/31/96             9/30/96
                                              -----------         -----------
                  RAW MATERIALS               $ 1,575,289         $ 1,507,724
                  WORK IN PROCESS               3,436,553           3,341,022
                  FINISHED GOODS                2,626,828           2,553,290
                                              -----------         -----------
                                              $ 7,638,670         $ 7,402,036
                                              ===========         ===========

       3.     INCOME TAXES:

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

       5.     STOCK OPTIONS:

                  AS OF DECEMBER 31, 1996, THE COMPANY HAD GRANTED NON-QUALIFIED STOCK OPTIONS ON 100,000 SHARES OF COMMON STOCK.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULT OF OPERATIONS


       LIQUIDITY:
       ----------

                  DURING THE FIRST QUARTER OF THE CURRENT FISCAL YEAR ENDING DECEMBER 31, 1996, THE COMPANY MAINTAINED CASH AND SHORT TERM INVESTMENTS MORE THAN ADEQUATE TO COVER KNOWN REQUIREMENTS, UNFORESEEN EVENTS OR UNCERTAINTIES THAT MIGHT OCCUR. DURING THE THREE MONTH PERIOD, CASH AND SHORT TERM INVESTMENTS MAINTAINED AN AVERAGE BALANCE OF $ 1,402,000, COMPARED TO AN AVERAGE BALANCE OF $1,626,000 FOR THE TWELVE MONTHS ENDED SEPTEMBER 30, 1996, OR AN AVERAGE BALANCE OF $2,968,000 FOR THE TWELVE MONTHS ENDED SEPTEMBER 30, 1995. SHORT TERM INVESTMENTS ARE TAX EXEMPT MONEY MARKET FUNDS THAT ARE READILY AVAILABLE FOR IMMEDIATE USE SHOULD THE OCCASION ARISE. IT IS ANTICIPATED THAT THE COMPANY WILL REMAIN AS LIQUID DURING THE REST OF FISCAL 1997. INVENTORIES CONTAIN NO OBSOLESCENCE AS ADJUSTMENTS ARE MADE AS THEY OCCUR. ACCOUNTS AND NOTES RECEIVABLE CONTAIN NO BAD DEBTS. INTERIM RESERVES ARE MAINTAINED TO COVER CANCELLATION CHARGES UNPAID AND ANY FREIGHT CHARGE DISPUTES. ALL MONETARY TRANSACTIONS ARE IN U.S. DOLLARS AND NO LETTERS OF CREDIT INVOLVE FOREIGN EXCHANGE.

       CAPITAL RESOURCES:
       ------------------

                  DURING THE FIRST THREE MONTHS OF THE CURRENT FISCAL YEAR, THE COMPANY EXPENDED $2,339 FOR CAPITAL ASSETS. NO EXPENDITURES ARE CONTEMPLATED FOR PLANT EXPANSION OR EXTENSIVE MAINTENANCE. THE COMPANY HAS NO LONG TERM DEBT AND NONE IS CONTEMPLATED OTHER THAN THE LEASE OF THE COMPUTER. LIABILITIES CONSIST OF CURRENT ACCOUNTS PAYABLE AND EXPENSES RELATED TO THE CURRENT ACCOUNTING PERIOD AND THE CAPITAL LEASE.

       RESULTS OF OPERATIONS:
       ----------------------

                  DURING THE FIRST QUARTER OF THE CURRENT FISCAL YEAR ENDED DECEMBER 31, 1996, SHIPMENTS WERE $ 462,581, DOWN FROM SHIPMENTS OF $ 890,711 OR 48% FOR THE SAME QUARTER ONE YEAR AGO AND DOWN $ 110,743 OR 19% FOR THE FIRST QUARTER ENDED DECEMBER 31, 1994. EXPORT SHIPMENTS FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 WERE $ 196,720 OR 43% OF TOTAL SALES, DOWN $ 275,398 OR 58% FROM THE SAME PERIOD ONE YEAR AGO. DOMESTIC SHIPMENTS FOR THE FIRST THREE MONTHS OF THE CURRENT FISCAL YEAR WERE $ 265,861, COMPARABLE TO SHIPMENTS FOR THE SAME PERIOD ONE YEAR AGO OF $ 418,593, DOWN $ 152,732 OR 36%. MANAGEMENT CONTINUES TO MONITOR SELLING, GENERAL AND ADMINISTRATIVE EXPENSES WHICH INCREASED $ 27,505 FROM THE SAME PERIOD ONE YEAR AGO. THE DIRECT LABOR FORCE CONTINUES AT A REDUCED LEVEL DUE TO SUFFICIENT INVENTORY LEVELS IN FINISHED GOODS.

       ----------------------

                  SHIPMENTS WERE LOW FOR THE FIRST QUARTER DUE TO THE DELAY IN SHIPPING THE FOLLOW ON AMENDMENT RECEIVED FROM A FOREIGN NAVY UNTIL THE THIRD QUARTER OF FISCAL 1997, AS WELL AS CONTINUAL DELAYS IN THE RELEASE OF CONTRACTS FROM US GOVERNMENT AND OTHER INTERNATIONAL AGENCIES. TRAVEL TO THE FAR EAST IS PLANNED FOR THE SECOND QUARTER AND A NUMBER OF NEW PROGRAMS HAVE BEEN UNCOVERED. RECEPTION TO THE PATHFINDER SYSTEM CONTINUES TO BE ENTHUSIASTIC AND SEVERAL DEMONSTRATIONS ARE IN THE PLANNING STAGES. THE COMPANY CONTINUES TO BE OPTIMISTIC ABOUT FUTURE REQUIREMENTS EVEN THOUGH THE PROCUREMENT CYCLE CONTINUES TO BE EXTREMELY LONG.

                            PART II OTHER INFORMATION

       ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       ITEM 27. FINANCIAL DATA SCHEDULE

                                   SIGNATURES
                                   ----------


       PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                              SUNAIR ELECTRONICS, INC.

            FEBRUARY 11, 1997                 /S/ ROBERT URICHO, JR.
       DATE _________________                 _____________________________
                                              ROBERT URICHO, JR., PRINCIPAL
                                              EXECUTIVE OFFICER

            FEBRUARY 11, 1997                 /S/ SYNNOTT B. DURHAM
       DATE _________________                 ____________________________
                                              SYNNOTT B. DURHAM, PRINCIPAL
                                              ACCOUNTING OFFICER

                               INDEX TO EXHIBITS

EXHIBIT          DESCRIPTION
NUMBER

  27             FINANCIAL DATA SCHEDULE