Form 10-Q
period 1997-03-31
SUNAIR ELECTRONICS INC
filed 1997-05-15
CIK 95366

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR QUARTER ENDED MARCH 31, 1997         COMMISSION FILE NUMBER 1-4334
                      **************                         *************

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

                CLASS                               OUTSTANDING AT
    *****************************             ****************************
    COMMON STOCK, $0.10 PAR VALUE             03/31/97 - 3,932,370 SHARES

                    SUNAIR ELECTRONICS, INC. AND SUBSIDIARY

                                    INDEX
                                    *****
                                                               PAGE NO.
                                                               ********
    PART I.   FINANCIAL INFORMATION:

       CONSOLIDATED CONDENSED BALANCE SHEETS - -
          MARCH 31, 1997 AND SEPTEMBER 30, 1996                    3

       CONSOLIDATED CONDENSED STATEMENTS OF INCOME - -
          SIX MONTHS ENDED MARCH 31, 1997 AND 1996.                4

       CONSOLIDATED CONDENSED STATEMENTS OF INCOME - -
          THREE MONTHS ENDED MARCH 31, 1997 AND 1996               5

       CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS -
          SIX MONTHS ENDED MARCH 31, 1997 AND 1996                 6

       NOTES TO CONSOLIDATED CONDENSED FINANCIAL
          STATEMENTS                                             7-8

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
          CONSOLIDATED CONDENSED STATEMENTS                     9-10

    PART II.  OTHER INFORMATION                                   11

                       PART I. FINANCIAL INFORMATION

                  SUNAIR ELECTRONICS, INC. AND SUBSIDIARY
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (UNAUDITED)

    ASSETS                                         03/31/97      9/30/96
                                                 -----------   -----------

    CURRENT ASSETS:
       CASH AND CASH EQUIVALENTS                 $ 1,010,598   $ 1,721,839
       ACCOUNTS AND NOTES RECEIVABLE                 318,109       181,173
       INVENTORIES                                 7,784,282     7,402,036
       OTHER PREPAID EXPENSES                         49,288       150,080
                                                 -----------   -----------

          TOTAL CURRENT ASSETS                     9,162,277     9,455,128
                                                 -----------   -----------

    INVESTMENT IN MARKETABLE SECURITIES            3,174,759     3,189,094

    PROPERTY, PLANT AND EQUIPMENT-NET                916,518       966,784

    OTHER ASSETS                                       9,970             0
                                                 -----------   -----------

    TOTAL ASSETS                                 $13,263,524   $13,611,006
                                                 ===========   ===========


    LIABILITIES & SHAREHOLDERS' EQUITY

    CURRENT LIABILITIES:

       ACCOUNTS PAYABLE AND ACCRUED EXPENSES     $   142,149   $   247,289
       CURRENT PORTION OF CAPITALIZED LEASE           23,634        22,720
                                                 -----------   -----------

          TOTAL CURRENT LIABILITIES                  165,783       270,009
                                                 -----------   -----------

    LONG-TERM LIABILITIES:

       LONG-TERM PORTION OF CAPITAL LEASE             21,095        33,527
       LONG-TERM PORTION OF INCOME TAXES PAYABLE     920,000       932,000
                                                 -----------   -----------

          TOTAL LONG-TERM LIABILITIES                941,095       965,527
                                                 -----------   -----------


    SHAREHOLDERS' EQUITY                          12,156,646    12,375,470
                                                 -----------   -----------

    TOTAL LIABILITIES & SHAREHOLDERS' EQUITY     $13,263,524   $13,611,006
                                                 ===========   ===========

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                 (UNAUDITED)


                                                      SIX MONTHS ENDED
                                                  ------------------------
                                                    3/31/97       3/31/96
                                                  ----------    ----------

    SALES                                         $1,002,860    $2,000,372
    COST OF SALES                                    700,298     1,270,747
                                                  ----------    ----------

    GROSS PROFIT                                     302,562       729,625
    SELLING, GENERAL & ADMINISTRATIVE EXPENSES       769,218       580,429
                                                  ----------     ---------

    OPERATING INCOME                               ( 466,656)      149,196
    OTHER INCOME:
       INTEREST INCOME                               120,642       116,073
       INTEREST EXPENSE                            (   2,028)    (  39,498)
       OTHER, NET                                      2,123         1,380
                                                  ----------    ----------

    INCOME BEFORE PROVISION
     (BENEFIT) FOR INCOME TAXES                    ( 345,919)      227,151

    PROVISION (BENEFIT) FOR
     INCOME TAXES                                  ( 127,100)       75,500
                                                  ----------    ----------


    NET INCOME                                    $( 218,819)      151,651
                                                  ==========    ==========

    AVERAGE SHARES OUTSTANDING                     3,932,370     3,932,370
    EARNINGS PER SHARE                            $    (0.06)   $     0.04
                                                  ==========    ==========

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                 (UNAUDITED)


                                                      THREE MONTHS ENDED
                                                  ------------------------
                                                    3/31/97       3/31/96
                                                  ----------     ---------

    SALES                                         $  540,279    $1,109,661
    COST OF SALES                                    369,565       711,254
                                                  ----------     ---------

    GROSS PROFIT                                     170,714       398,407
    SELLING, GENERAL & ADMINISTRATIVE EXPENSES       402,343       337,674
                                                  ----------    ----------

    OPERATING INCOME                               ( 231,629)       60,733
    OTHER INCOME:
       INTEREST INCOME                                58,975        60,058
       INTEREST EXPENSE                            (     933)    (  19,698)
       OTHER, NET                                        594           963
                                                  ----------    ----------

    INCOME BEFORE PROVISION
     (BENEFIT) FOR INCOME TAXES                    ( 172,993)      102,056

    PROVISION (BENEFIT) FOR
     INCOME TAXES                                  (  60,500)       33,500
                                                  ----------    ----------


    NET INCOME                                    $( 112,493)   $   68,556
                                                  ==========    ==========

    AVERAGE SHARES OUTSTANDING                     3,932,370     3,932,370
    EARNINGS PER SHARE                            $    (0.03)   $     0.02
                                                  ==========    ==========

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                         SIX MONTHS ENDED
                                                     -------------------------
                                                       3/31/97       3/31/96
                                                     -----------   -----------
    CASH FLOWS FROM OPERATING ACTIVITIES:
    NET INCOME (LOSS)                                $(  218,819)  $   151,651
    ADJUSTMENTS TO RECONCILE NET INCOME TO
     NET CASH PROVIDED BY OPERATING ACTIVITIES
        DEPRECIATION AND AMORTIZATION                     52,605        50,043
        CHANGES IN OPERATING ACTIVITIES:
                  (INCR) DECR IN ACCOUNTS RECEIVABLE  (  136,936)   (  364,080)
          (INCR) DECR IN INVENTORY                    (  382,246)      379,072
          (INCR) DECR IN OTHER ASSETS                 (    4,233)       55,299
          (DECR) INCR IN ACCOUNTS PAYABLE AND
                 ACCRUED EXPENSES                        119,345       141,424
          (DECR) INCR IN  ACCRUED INCOME TAX          (  127,100)       21,000
          INCR IN DEFERRED INCOME TAX                          0        54,500
                                                     -----------   -----------

    NET CASH PROVIDED (USED) BY
    OPERATING ACTIVITIES                              (  697,384)      488,909
                                                     -----------   -----------

    CASH FLOWS FROM INVESTING ACTIVITIES:
    PURCHASE OF PROPERTY, PLANT & EQUIPMENT           (    2,339)   (   27,831)
    SALES (PURCHASES) OF INVESTMENTS - NET                     0    (3,203,429)
                                                     -----------   -----------

    NET CASH FROM (USED BY)
    INVESTING ACTIVITIES                              (    2,339)   (3,231,260)
                                                     -----------   -----------

    CASH FLOWS FROM FINANCING ACTIVITIES:
    PRINCIPAL PAYMENT OF CAPITAL LEASE                (   11,518)   (   10,674)
                                                     -----------   -----------

    NET (DECREASE) IN CASH                            (  711,241)   (2,753,025)
    CASH AT BEGINNING OF PERIOD                        1,721,839     4,408,135
                                                     -----------   -----------


    CASH AT END OF PERIOD                            $ 1,010,598   $ 1,655,110
                                                     ===========   ===========

    SUPPLEMENTAL CASH FLOW INFORMATION:
       CASH PAID DURING THE PERIOD                   $         0   $         0
       FOR INTEREST                                  ===========   ===========
       CASH PAID DURING THE PERIOD FOR INCOME
          TAXES                                      $         0   $         0
                                                     ===========   ===========

            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

    1.  BASIS OF PRESENTATION
        THE ACCOMPANYING UNAUDITED FINANCIAL STATEMENTS HAVE BEEN PREPARED IN ACCORDANCE WITH THE INSTRUCTIONS TO FORM 10-Q AND DO NOT INCLUDE ALL OF THE INFORMATION AND FOOTNOTES REQUIRED BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR COMPLETE FINANCIAL STATEMENTS. IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS (CONSISTING OF NORMAL RECURRING ACCRUALS) CONSIDERED NECESSARY FOR A FAIR PRESENTATION HAVE BEEN INCLUDED. OPERATING RESULTS FOR THE SIX MONTHS ENDED MARCH 31, 1997 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS THAT MAY BE EXPECTED FOR THE FISCAL YEAR ENDING SEPTEMBER 30,1997. FOR FURTHER INFORMATION REFER TO THE CONSOLIDATED FINANCIAL STATEMENTS AND FOOTNOTES THERETO INCLUDED IN THE COMPANY'S ANNUAL REPORT IN FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996.

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

    (C) RESEARCH AND DEVELOPMENT COSTS-
        ALL RESEARCH AND DEVELOPMENT COSTS ARE CHARGED TO EXPENSE AS
        INCURRED.

    (D) EARNINGS PER COMMON SHARE-
        EARNINGS PER COMMON SHARE ARE COMPUTED BASED ON WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING DURING EACH PERIOD.

    (E) INVENTORIES-
        INVENTORIES CONSIST OF THE FOLLOWING:
                                                    3/31/97      9/30/96
                                                  ----------    ----------
                  RAW MATERIALS                   $1,411,490    $1,507,724
                  WORK IN PROCESS                  4,117,985     3,341,022
                  FINISHED GOODS                   2,254,807     2,553,290
                                                  ----------    ----------
                                                  $7,784,282    $7,402,036
                                                  ==========    ==========
    (F) INVESTMENTS -
        INVESTMENTS ARE CARRIED AT COST LESS AMORTIZATION OF PREMIUM
        (DISCOUNT), IF ANY, AND INCLUDE PRIVATE EXPORT FUNDING CORPORATION
            (PEFCO) NOTES. THESE NOTES ARE GUARANTEED BY THE EXPORT-IMPORT BANK OF THE UNITED STATES, AN AGENCY OF THE UNITED STATES.
                                   -7-

    3.  INCOME TAXES:

        DURING 1995, IT WAS DETERMINED THAT CONTINUED OPERATIONS OF ITS
        INTEREST CHARGE-DOMESTIC INTERNATIONAL SALES CORPORATION (IC-DISC) SUBSIDIARY'S ELECTION WAS NO LONGER ADVANTAGEOUS TO THE COMPANY. ACCORDINGLY, THE TAX ELECTION OF THE SUBSIDIARY WAS DISCONTINUED AND ITS RETAINED EARNINGS OF APPROXIMATELY $3,200,000 WERE DISTRIBUTED TO THE COMPANY. REGULATIONS PROVIDE FOR THE TAXATION OF SUCH DISTRIBUTION OVER A TEN YEAR PERIOD IN EQUAL ANNUAL
        INCREMENTS. UPON THE ASSUMPTION THE COMPANY'S BUSINESS IS PROFITABLE THROUGHOUT THE TEN YEAR PERIOD, EXCLUDING SUCH INCREMENTAL INCOME,
        THE AGGREGATE INCOME TAX PAYABLE AS A CONSEQUENCE OF SUCH
        DISTRIBUTION WILL APPROXIMATE A MAXIMUM OF $985,000 OR $98,000 PER
        YEAR. INTEREST WILL NO LONGER ACCRUE ON THE UNPAID PORTION OF THE
        TAX AMOUNT.

    4.  PREFERRED STOCKS:

        THE COMPANY HAS 500,000 AUTHORIZED SHARES OF PREFERRED STOCK, NO PAR VALUE, THAT MAY BE ISSUED AT SUCH TERMS AND PROVISIONS AS DETERMINED BY THE BOARD OF DIRECTORS.

    5.  STOCK OPTIONS:

            NONE

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

LIQUIDITY:
----------


DURING THE FIRST SIX MONTHS OF THE CURRENT FISCAL YEAR ENDING MARCH 31, 1997, THE COMPANY MAINTAINED CASH AND SHORT TERM INVESTMENTS MORE THAN ADEQUATE TO COVER KNOWN REQUIREMENTS, UNFORESEEN EVENTS OR UNCERTAINTIES THAT MIGHT OCCUR. DURING THE SIX MONTH PERIOD, CASH AND SHORT TERM INVESTMENTS MAINTAINED AN AVERAGE BALANCE OF $1,248,000, COMPARED TO AN AVERAGE BALANCE OF $1,626,000 FOR THE TWELVE MONTHS ENDED SEPTEMBER 30,1996 OR AN AVERAGE BALANCE OF $2,968,000 FOR THE TWELVE MONTHS ENDED SEPTEMBER 30, 1995. SHORT TERM INVESTMENTS ARE TAX EXEMPT MONEY MARKET FUNDS THAT ARE READILY AVAILABLE FOR IMMEDIATE USE SHOULD THE OCCASION ARISE. IT IS ANTICIPATED THAT THE COMPANY WILL REMAIN AS LIQUID DURING THE REST OF FISCAL 1997. INVENTORIES CONTAIN NO OBSOLESCENCE AS ADJUSTMENTS ARE MADE AS THEY OCCUR. ACCOUNTS AND NOTES RECEIVABLE CONTAIN NO BAD DEBTS. INTERIM RESERVES ARE MAINTAINED TO COVER CANCELLATION CHARGES UNPAID AND ANY FREIGHT CHARGE DISPUTES. ALL MONETARY TRANSACTIONS ARE IN U.S. DOLLARS AND NO LETTERS OF CREDIT INVOLVE FOREIGN EXCHANGE.

CAPITAL RESOURCES:
------------------

DURING THE FIRST SIX MONTHS OF THE CURRENT FISCAL YEAR, THE COMPANY EXPENDED $ 2,339 FOR CAPITAL ASSETS. NO EXPENDITURES ARE CONTEMPLATED FOR PLANT EXPANSION OR EXTENSIVE MAINTENANCE. THE COMPANY HAS NO LONG TERM DEBT AND NONE IS CONTEMPLATED OTHER THAN THE LEASE OF THE COMPUTER. LIABILITIES CONSIST OF CURRENT ACCOUNTS PAYABLE AND EXPENSES RELATED TO THE CURRENT ACCOUNTING PERIOD AND THE CAPITAL LEASE.

RESULTS OF OPERATIONS:
----------------------

DURING THE SECOND QUARTER OF THE CURRENT FISCAL YEAR ENDED MARCH 31, 1997, SHIPMENTS WERE $540,279 UP FROM $462,581 FOR THE QUARTER ENDED DECEMBER 31, 1996. SHIPMENTS FOR THE SIX MONTHS ENDED MARCH 31, 1997 WERE $1,002,860, DOWN FROM $2,000,372, OR 49.9% FOR THE SAME PERIOD ONE YEAR AGO AND DOWN $193,193 OR 16.2% FROM THE SIX MONTHS ENDED MARCH 31, 1995. EXPORT SHIPMENTS FOR THE SIX MONTHS ENDED MARCH 31, 1997 WERE $414,046 OR 41.2% OF TOTAL SALES, DOWN $976,562 OR 70.2% FROM THE SAME PERIOD ONE YEAR AGO. DOMESTIC SHIPMENTS FOR THE FIRST SIX MONTHS OF THE CURRENT FISCAL YEAR WERE $588,814 OR 3.4% BEHIND SHIPMENTS FOR THE SAME PERIOD ONE YEAR AGO OF $609,764. SELLING,
                            - 9 -

----------------------


GENERAL AND ADMINISTRATIVE EXPENSES INCREASED $188,789 FROM THE SAME PERIOD ONE YEAR AGO DUE TO INCREASED MARKETING EFFORTS AND INCREASED PERSONNEL. THE DIRECT LABOR FORCE CONTINUES AT A REDUCED LEVEL DUE TO SUFFICIENT INVENTORY LEVELS IN FINISHED GOODS.

SHIPMENTS WERE LOW FOR THE FIRST SIX MONTHS DUE TO A CUSTOMERS IN-PLANT INSPECTION DATE OCCURRING IN APRIL. THE BACKLOG AT MARCH 31, 1997 WAS $ 1,386,025, OF WHICH THE SHIPMENT OF THE MAJORITY IS PLANNED FOR THE THIRD QUARTER. NEGOTIATIONS CONTINUE FOR PROGRAMS WITH THE U.S. GOVERNMENT AS WELL AS INTERNATIONAL SHIPBOARD PROGRAMS.

MARKETING ACTIVITY CONTINUES TO FOCUS IN THE PACIFIC RIM AREA WHERE HF REQUIREMENTS APPEAR AND FOR WHICH BUDGETS ARE KNOWN TO EXIST. ONE TRIP TO THE PACIFIC RIM OCCURRED IN THE SECOND QUARTER RESULTING IN SEVERAL MAJOR PROGRAMS BEING ADDRESSED. THE COMPANY CONTINUES TO BE OPTIMISTIC ABOUT FUTURE REQUIREMENTS EVEN THOUGH THE PROCUREMENT CYCLE CONTINUES TO BE EXTREMELY LONG.

                      PART II   OTHER INFORMATION

5.  OTHER INFORMATION

    EFFECTIVE FEBRUARY 15, 1997, MR. MANUEL GARRIDO TERMINATED HIS ASSOCIATION WITH THE COMPANY AS VICE PRESIDENT- OPERATIONS.


6.  EXHIBITS AND REPORTS ON FORM 8-K

    NONE

                                  SIGNATURES
                                  ----------


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                       SUNAIR ELECTRONICS, INC.


          MAY 12, 1997                   /S/ ROBERT URICHO, JR.
    DATE_______________                 ________________________
                                        ROBERT URICHO, JR., PRINCIPAL
                                        EXECUTIVE OFFICER


          MAY 12, 1997                   /S/ SYNNOTT B. DURHAM
    DATE_______________                 ____________________________
                                        SYNNOTT B. DURHAM, PRINCIPAL
                                        ACCOUNTING OFFICER

                                 EXHIBIT INDEX

EXHIBIT   DESCRIPTION
-------   -----------
  27      Financial Data Schedule