Form 10-Q
period 1997-06-30
SUNAIR ELECTRONICS INC
filed 1997-08-13
CIK 95366

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED JUNE 30, 1997                   COMMISSION FILE NUMBER 1-4334
                 --------------                                          ------

                            SUNAIR ELECTRONICS, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             FLORIDA                                        59-0780772
---------------------------------                    ------------------------
  (STATE OR OTHER JURISDICTION                           (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)


3101 SW THIRD AVE., FT. LAUDERDALE, FLA.                       33315
----------------------------------------                   --------------
(ADDRESS OR PRINCIPAL EXECUTIVE OFFICE)                      (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE         (954) 525-1505
                                                           --------------

                                      NONE
  ---------------------------------------------------------------------------
      (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE
                                  LAST REPORT)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES ( X ) NO ( )


INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK AS OF THE CLOSE OF THE PERIOD COVERED BY THE REPORT.


            CLASS                                      OUTSTANDING AT
-----------------------------                     ---------------------------
COMMON STOCK, $0.10 PAR VALUE                     06/30/97 - 3,932,370 SHARES

                     SUNAIR ELECTRONICS, INC. AND SUBSIDIARY

                                      INDEX
                                      -----
                                                                  PAGE NO.
                                                                  --------
PART I.   FINANCIAL INFORMATION:

         CONSOLIDATED CONDENSED BALANCE SHEETS --
               JUNE 30, 1997 AND SEPTEMBER 30, 1996                   3

         CONSOLIDATED CONDENSED STATEMENTS OF INCOME --
               NINE MONTHS ENDED JUNE 30, 1997 AND 1996               4

         CONSOLIDATED CONDENSED STATEMENTS OF INCOME --
               THREE MONTHS ENDED JUNE 30, 1997 AND 1996              5

         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS --
               NINE MONTHS ENDED JUNE 30, 1997 AND 1996               6

         NOTES TO CONSOLIDATED CONDENSED FINANCIAL
               STATEMENTS                                           7-8

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
               CONSOLIDATED CONDENSED STATEMENTS                   9-10

PART II.  OTHER INFORMATION                                          11

                          PART I. FINANCIAL INFORMATION

                     SUNAIR ELECTRONICS, INC. AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)


ASSETS                                                        06/30/97                9/30/96
------                                                        --------                -------
CURRENT ASSETS:
     CASH AND CASH EQUIVALENTS                               $   961,233            $ 1,721,839
     ACCOUNTS AND NOTES RECEIVABLE                             1,300,951                181,173
     INVENTORIES                                               7,164,745              7,402,036
     OTHER PREPAID EXPENSES                                       90,824                150,080
                                                             -----------            -----------

         TOTAL CURRENT ASSETS                                  9,517,753              9,455,128
                                                             -----------            -----------

INVESTMENT IN MARKETABLE SECURITIES                            3,167,591              3,189,094

PROPERTY, PLANT AND EQUIPMENT-NET                                900,003                966,784

OTHER ASSETS                                                       8,602                      0
                                                             -----------            -----------


TOTAL ASSETS                                                 $13,593,949            $13,611,006
                                                             ===========            ===========


LIABILITIES & SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

     ACCOUNTS PAYABLE AND ACCRUED EXPENSES                   $   222,878            $   247,289
     CURRENT PORTION OF CAPITALIZED LEASE                         24,104                 22,720
                                                             -----------            -----------

         TOTAL CURRENT LIABILITIES                               246,982                270,009
                                                             -----------            -----------

LONG-TERM LIABILITIES:

     LONG-TERM PORTION OF CAPITAL LEASE                           14,699                 33,527
     LONG-TERM PORTION OF INCOME TAXES PAYABLE                   920,000                932,000
                                                             -----------            -----------

         TOTAL LONG-TERM LIABILITIES                             934,699                965,527
                                                             -----------            -----------


SHAREHOLDERS' EQUITY                                          12,412,268             12,375,470

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                     $13,593,949            $13,611,006
                                                             ===========            ===========

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                         NINE MONTHS ENDED
                                                                         -----------------
                                                                   06/30/97              06/30/96
                                                                   --------              --------
SALES                                                             $2,891,983            $2,463,367
COST OF SALES                                                      1,950,418             1,616,292
                                                                  ----------            ----------

GROSS                                                                941,565               847,075
SELLING, GENERAL & ADMINISTRATIVE EXPENSES                         1,079,309               908,621
                                                                  ----------            ----------

OPERATING INCOME                                                    (137,744)              (61,546)
OTHER INCOME:
     INTEREST INCOME                                                 177,642               178,355
     INTEREST EXPENSE                                                 (2,848)               (4,075)
     OTHER, NET                                                        2,953                 2,386
                                                                  ----------            ----------
INCOME BEFORE PROVISION
 (BENEFIT) FOR INCOME TAXES                                           40,003               115,120

PROVISION (BENEFIT) FOR
 INCOME TAXES                                                          3,200                87,800
                                                                  ----------            ----------


NET INCOME                                                        $   36,803            $   27,320
                                                                  ==========            ==========

AVERAGE SHARES OUTSTANDING                                         3,932,370             3,932,370
EARNINGS PER SHARE                                                $    (0.01)           $     0.01
                                                                  ==========            ==========

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED
                                                          ------------------
                                                  06/30/97                 06/30/96
                                                  --------                 --------

SALES                                            $1,889,123              $  462,995
COST OF SALES                                     1,250,120                 345,545
                                                 ----------              ----------

GROSS PROFIT                                        639,003                 117,450
SELLING, GENERAL & ADMINISTRATIVE EXPENSES          310,091                 328,192
                                                 ----------              ----------

OPERATING INCOME                                    328,912                (210,742)
OTHER INCOME:
     INTEREST INCOME                                 57,000                  62,282
     INTEREST EXPENSE                                  (820)                 35,423
     OTHER, NET                                         830                   1,006
                                                 ----------              ----------

INCOME BEFORE PROVISION
 (BENEFIT) FOR INCOME TAXES                         385,922                (112,031)

PROVISION FOR
 INCOME TAXES                                       130,300                  12,300
                                                 ----------              ----------


NET INCOME                                       $  255,622              $ (124,331)
                                                 ==========              ==========

AVERAGE SHARES OUTSTANDING                        3,932,370               3,932,370
EARNINGS PER SHARE                               $     0.07              $    (0.03)
                                                 ==========              ==========

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                        NINE MONTHS ENDED
                                                        -----------------
                                                   06/30/97         06/30/96
                                                   --------         --------

CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME (LOSS)                                $    36,803      $    27,320
ADJUSTMENTS TO RECONCILE NET INCOME TO
 NET CASH PROVIDED BY OPERATING ACTIVITIES
       DEPRECIATION AND AMORTIZATION                  75,579           78,311
       CHANGES IN OPERATING ACTIVITIES:
          (INCR)DECR IN ACCOUNTS RECEIVABLE       (1,119,778)         324,226
          (INCR)DECR IN INVENTORY                    237,291          308,173
          (INCR)DECR IN OTHER ASSETS                  72,157           74,522
          (DECR)INCR IN ACCOUNTS PAYABLE AND
                     ACCRUED EXPENSES                (39,616)        (173,798)
          (DECR)INCR IN  ACCRUED INCOME TAX            3,200           43,381
          INCR IN DEFERRED INCOME TAX                      0         (108,800)
                                                 -----------      -----------

NET CASH PROVIDED (USED) BY
  OPERATING ACTIVITIES                              (734,364)         573,335
                                                 -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
PURCHASE OF PROPERTY, PLANT & EQUIPMENT               (8,798)         (47,759)
SALES (PURCHASES) OF INVESTMENTS - NET                     0       (3,196,261)
                                                 -----------      -----------

NET CASH FROM (USED BY)
INVESTING ACTIVITIES                                  (8,798)      (3,244,020)
                                                 -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
PRINCIPAL PAYMENT OF CAPITAL LEASE                   (17,444)         (16,164)
                                                 -----------      -----------

NET (DECREASE) IN CASH                              (760,606)      (2,686,849)
CASH AT BEGINNING OF PERIOD                        1,721,839        4,408,135
                                                 -----------      -----------


CASH AT END OF PERIOD                            $   961,233      $ 1,721,286
                                                 ===========      ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
      CASH PAID DURING THE PERIOD                $         0      $         0
        FOR INTEREST                             ===========      ===========
      CASH PAID DURING THE PERIOD FOR INCOME
        TAXES                                    $         0      $   160,119
                                                 ===========      ===========

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.      BASIS OF PRESENTATION
        THE ACCOMPANYING UNAUDITED FINANCIAL STATEMENTS HAVE BEEN PREPARED IN ACCORDANCE WITH THE INSTRUCTIONS TO FORM 10-Q AND DO NOT INCLUDE ALL OF THE INFORMATION AND FOOTNOTES REQUIRED BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR COMPLETE FINANCIAL STATEMENTS. IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS (CONSISTING OF NORMAL RECURRING ACCRUALS) CONSIDERED NECESSARY FOR A FAIR PRESENTATION HAVE BEEN INCLUDED. OPERATING RESULTS FOR THE NINE MONTHS ENDED JUNE 30, 1997 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS THAT MAY BE EXPECTED FOR THE FISCAL YEAR ENDING SEPTEMBER 30, 1997. FOR FURTHER INFORMATION REFER TO THE CONSOLIDATED FINANCIAL STATEMENTS AND FOOTNOTES THERETO INCLUDED IN THE COMPANY'S ANNUAL REPORT IN FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996.

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

(C)     RESEARCH AND DEVELOPMENT COSTS-
        ALL RESEARCH AND DEVELOPMENT COSTS ARE CHARGED TO EXPENSE AS INCURRED.

(D)     EARNINGS PER COMMON SHARE-
        EARNINGS PER COMMON SHARE ARE COMPUTED BASED ON WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING DURING EACH PERIOD.

(E)     INVENTORIES-
        INVENTORIES CONSIST OF THE FOLLOWING:
                                                06/30/97             9/30/96
                                               ----------          ----------
                   RAW MATERIALS               $1,543,393          $1,507,724
                   WORK IN PROCESS              3,548,481           3,341,022
                   FINISHED GOODS               2,072,871           2,553,290
                                               ----------          ----------
                                               $7,164,745          $7,402,036
                                               ==========          ==========
(F)     INVESTMENTS-
        INVESTMENTS ARE CARRIED AT COST LESS AMORTIZATION OF PREMIUM (DISCOUNT), IF ANY, AND INCLUDE PRIVATE EXPORT FUNDING CORPORATION (PEFCO) NOTES. THESE NOTES ARE GUARANTEED BY THE EXPORT-IMPORT BANK OF THE UNITED STATES, AN AGENCY OF THE UNITED STATES.

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

5.      STOCK OPTIONS:

        NONE

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

LIQUIDITY:

DURING THE FIRST THREE QUARTERS OF THE CURRENT FISCAL YEAR ENDING JUNE 30, 1997, THE COMPANY MAINTAINED CASH AND SHORT TERM INVESTMENTS MORE THAN ADEQUATE TO COVER KNOWN REQUIREMENTS, UNFORESEEN EVENTS OR UNCERTAINTIES THAT MIGHT OCCUR. DURING THE NINE MONTH PERIOD, CASH AND SHORT TERM INVESTMENTS MAINTAINED AN AVERAGE BALANCE OF $1,153,042 COMPARED TO AN AVERAGE BALANCE OF $1,626,000 FOR THE TWELVE MONTHS ENDED SEPTEMBER 30,1996 OR AN AVERAGE BALANCE OF $2,968,000 FOR THE TWELVE MONTHS ENDED SEPTEMBER 30, 1995. SHORT TERM INVESTMENTS ARE TAX EXEMPT MONEY MARKET FUNDS THAT ARE READILY AVAILABLE FOR IMMEDIATE USE SHOULD THE OCCASION ARISE. IT IS ANTICIPATED THAT THE COMPANY WILL REMAIN AS LIQUID DURING THE REST OF FISCAL 1997. INVENTORIES CONTAIN NO OBSOLESCENCE AS ADJUSTMENTS ARE MADE AS THEY OCCUR. ACCOUNTS AND NOTES RECEIVABLE CONTAIN NO BAD DEBTS. INTERIM RESERVES ARE MAINTAINED TO COVER CANCELLATION CHARGES UNPAID AND ANY FREIGHT CHARGE DISPUTES. ALL MONETARY TRANSACTIONS ARE IN U.S. DOLLARS AND NO LETTERS OF CREDIT INVOLVE FOREIGN EXCHANGE.

CAPITAL RESOURCES:

DURING THE FIRST NINE MONTHS OF THE CURRENT FISCAL YEAR, THE COMPANY EXPENDED $8,798 FOR CAPITAL ASSETS. NO EXPENDITURES ARE CONTEMPLATED FOR PLANT EXPANSION OR EXTENSIVE MAINTENANCE. THE COMPANY HAS NO LONG TERM DEBT AND NONE IS CONTEMPLATED OTHER THAN THE LEASE OF THE COMPUTER. LIABILITIES CONSIST OF CURRENT ACCOUNTS PAYABLE AND EXPENSES RELATED TO THE CURRENT ACCOUNTING PERIOD AND THE CAPITAL LEASE.

RESULTS OF OPERATIONS:

DURING THE THIRD QUARTER OF THE CURRENT FISCAL YEAR ENDED JUNE 30, 1997, SHIPMENTS WERE $1,889,123 UP FROM $540,279 FOR THE QUARTER ENDED MARCH 31, 1997. SHIPMENTS FOR THE NINE MONTHS ENDED JUNE 30, 1997 WERE $2,891,983, UP FROM $2,463,367, OR 17.4% FOR THE SAME PERIOD ONE YEAR AGO AND UP $990,856 OR 52.1% FROM THE NINE MONTHS ENDED JUNE 30, 1996. EXPORT SHIPMENTS FOR THE NINE MONTHS ENDED JUNE 30, 1997 WERE $1,861,736 OR 64.4% OF TOTAL SALES, UP $247,952 OR 15.4% FROM THE SAME PERIOD ONE YEAR AGO. DOMESTIC SHIPMENTS FOR THE NINE MONTHS OF THE CURRENT FISCAL YEAR WERE $1,030,247 OR 21.3% AHEAD OF SHIPMENTS FOR THE SAME PERIOD ONE YEAR AGO OF $849,583. SELLING, GENERAL AND ADMINISTRATIVE EXPENSES INCREASED $170,688 FROM THE SAME PERIOD ONE YEAR AGO

DUE TO INCREASED MARKETING EFFORTS AND INCREASED PERSONNEL. THE DIRECT LABOR FORCE CONTINUES AT A REDUCED LEVEL DUE TO SUFFICIENT INVENTORY LEVELS IN FINISHED GOODS.

SHIPMENTS WERE HIGHER FOR THE QUARTER DUE MAINLY TO A LARGE SHIPMENT TO A NORTH AFRICAN CUSTOMER OCCURRING IN APRIL. THE BACK LOG OF JUNE 30, 1997 WAS $270,388. NEGOTIATIONS CONTINUE FOR PROGRAMS WITH THE U.S. GOVERNMENT AS WELL AS INTERNATIONAL CUSTOMERS.

FOCUS CONTINUES ON INTERNATIONAL OPPORTUNITIES. SUNAIR HAS BEEN SHORT LISTED ON A NUMBER OF LARGE PROGRAMS. THE COMPANY IS OPTIMISTIC AS NEGOTIATIONS CONTINUE ON THESE PROGRAMS AS WELL AS FOR NEW OPPORTUNITIES WHICH CONTINUE TO SURFACE. EMPHASIS IS PLACED ON FULLY INTEGRATED SYSTEMS CAPABILITIES WITH COMPUTER BASED RELIABLE, ERROR FREE, AUTOMATIC HIGH SPEED DATA AND FACSIMILE CAPABILITIES. THIS AREA SHOWS GOOD GROWTH POTENTIAL.

                            PART II OTHER INFORMATION



5.     OTHER INFORMATION

       ON JULY 30, 1997 THE FOLLOWING PRESS RELEASE WAS ISSUED FOR IMMEDIATE
       RELEASE: ROBERT URICHO, JR., CHAIRMAN OF SUNAIR ELECTRONICS, INC. (SNR) TODAY ANNOUNCED HE HAD RECEIVED AN UNSOLICITED OFFER TO PURCHASE HIS APPROXIMATELY 50.7% OF THE COMPANY'S OUTSTANDING STOCK AT $4.25 A SHARE. THIS OFFER HAS BEEN TENTATIVELY ACCEPTED CONTINGENT UPON APPROVAL OF THE BOARDS OF DIRECTORS AND COUNSELS OF BOTH PARTIES.

6.     EXHIBITS AND REPORTS ON FORM 8-K

       NONE

                                   SIGNATURES
                                   ----------


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                             SUNAIR ELECTRONICS, INC.



      DATE  August 11, 1997                   /s/ ROBERT URICHO, JR.
           ----------------                   ---------------------------------
                                                  ROBERT URICHO, JR., PRINCIPAL
                                                         EXECUTIVE OFFICER



      DATE  August 11, 1997                   /s/ SYNNOTT B. DURHAM
            ---------------                   ---------------------------------
                                                  SYNNOTT B. DURHAM, PRINCIPAL
                                                       ACCOUNTING OFFICER