Form 10-K
period 1997-09-30
SUNAIR ELECTRONICS INC
filed 1997-12-23
CIK 95366

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 1997

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

                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
during the preceding 12 months (or for such shorter period the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant approximated $4,358,471 as of November 26, 1997 based on the closing price of stock on the American Stock Exchange on said date.

Registrant's common stock - par value 10 cents, outstanding as of November 26, 1997 - 3,932,370 shares.

Documents Incorporated by Reference:
Portions of the annual shareholders' report for the years ended September 30, 1997 and September 30, 1996 and related proxy statements are incorporated by reference into Parts I and II.

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

b. The backlog of unfilled orders of the Company as of September 30 is as follows:
                       1997                           1996
                    ----------                      -------
                    $1,796,474                      $45,840

All orders at September 30, 1997 are expected to be shipped within the current fiscal year. Sunair attempts to fill most orders from its finished goods stock and thus does not look to backlog as a major indication of activity.

c. Raw materials, purchased parts and related items are available from various suppliers located throughout the country. Management believes that the items required in the manufacture of its electronic equipment are available in sufficient quantities to meet manufacturing requirements with some extended deliveries.

d. The Company maintains an engineering department which included four engineers and two other technical personnel in 1997. During the fiscal years ended September 30, 1995, 1996 and 1997, Sunair expended $268,000, $115,000 and
$278,000 respectively, on product development and engineering.

e. The Company had 48 active full time employees at the end of the fiscal year.

f. In the opinion of the Company, its business is subject to limited seasonal variation.

g. Essentially all export sales are covered by irrevocable letters of credit or sight drafts. It is believed that over 80% of the non-US Government sales ultimately enter the export market either directly or via resale by domestic customers. For amounts of export sales by geographic area, sales to governmental agencies of the U.S. and to foreign governments for the years ended September 30, 1997, 1996 and 1995, see Note 7 to the consolidated financial statements included in Item 8 herein.

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


                                              1997
                   1st Qtr.         2nd Qtr.            3rd Qtr.        4th Qtr.
                 ------------     ------------       ------------      ------------
High               2 5/8            2  2/16             2                  3 5/8
Low                1 3/4            1  5/16             1 11/16            1 3/16

                                              1996
                   1st Qtr.         2nd Qtr.            3rd Qtr.         4th Qtr.
                 ------------     ------------       ------------      ------------
High               2 13/16           2 11/16            4  3/8            3 1/2
Low                2 3/16            2                  2  1/8            2 1/2



(b) As of December 1, 1997, it is estimated that there were approximately 700 shareholders of record.

ITEM 6.  SELECTED FINANCIAL DATA


                                              1997             1996             1995             1994             1993
                                          ------------     ------------     ------------     ------------     ------------
Sales                                     $  3,406,017     $  2,930,620     $  3,333,268     $  2,494,777     $  5,903,533
Cost of sales                                2,133,927        1,967,720        2,113,354        1,388,600        3,797,138
                                          ------------     ------------     ------------     ------------     ------------

Gross profit                                 1,272,090          962,900        1,219,914        1,106,177        2,106,395

Selling, general and
  administrative expenses                    1,409,932        1,292,323        1,168,238        1,340,877        1,455,527
                                          ------------     ------------     ------------     ------------     ------------
Income (loss) from operations                 (137,842)        (329,423)          51,676         (234,700)         650,868
                                          ------------     ------------     ------------     ------------     ------------
Other income (deductions)
    Interest income                            241,472          238,127          232,523          321,609          333,614
    Interest expense                            (3,555)         (20,719)         (79,718)         (43,913)         (32,693)
    Other income (expenses)                      4,874            5,013           10,788          (39,760)          42,028
                                          ------------     ------------     ------------     ------------     ------------
                                               242,791          222,421          163,593          237,936          342,949
                                          ------------     ------------     ------------     ------------     ------------
Income (loss) before provision
  (benefit) for income taxes                   104,949         (107,002)         215,269            3,236          993,817
                                          ------------     ------------     ------------     ------------     ------------
Provision (benefit) for income
  taxes                                         44,000          922,217           47,800           (4,000)         186,000
                                          ------------     ------------     ------------     ------------     ------------
Net income (loss)                         $     60,949     $ (1,029,219)    $    167,469     $      7,236     $    807,817
                                          ============     ============     ============     ============     ============

Net income (loss) per common
share                                            $0.02           $(0.26)           $0.04            $0.00            $0.21
                                          ============     ============     ============     ============     ============

Average shares outstanding                   3,932,370        3,932,370        3,932,370        3,932,370        3,932,257

Cash dividend per share                          $0.00            $0.00            $0.00            $0.00            $0.00

Working capital year end                  $  9,228,897     $  9,185,119      $12,559,292     $  8,396,050      $10,307,839

Total Assets                               $13,663,776      $13,611,006      $13,981,338      $13,783,537      $13,728,032

Stockholders' equity per share                   $3.16            $3.15            $3.41            $3.37            $3.36


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

LIQUIDITY

During the fiscal year ended September 30, 1997, the Company had short term investments and cash or cash equivalents more than adequate to cover known requirements, unforeseen events or uncertainties that might occur. During this twelve month period, Cash and Short Term Investments had an average balance of $1,277,000 as opposed to an average balance of $1,626,000 for the twelve months ending September 30, 1996, or an average balance of $2,968,000 for the twelve months ended September 30, 1995. Short Term Investments are tax exempt money market funds that are readily available for immediate use should the occasion arise. It is anticipated that the Company will remain as liquid during fiscal 1998. The current ratio of the Company as of September 30, 1997 was 26.7 compared to 35.0 as of September 30, 1996, or 31.6 as of September 30, 1995. Inventories contain no obsolescence as adjustments are made as they occur. Accounts and Notes receivable contain no bad debts. Interim reserves are maintained to cover cancellation charges unpaid and any freight charge disputes. All monetary transactions are in U.S. dollars and no letters of credit involve foreign exchange.

CAPITAL RESOURCES:

During the twelve months of fiscal 1997, $49,232 was spent for Capital Assets. These funds were primarily used for new computer hardware and software development for Sunair equipment. No expenditures are contemplated for Plant Expansion or Extensive Maintenance. The Company has no long term debt and none is contemplated other than the long-term lease purchase of the AS400 computer. Liabilities consist of current accounts payable, accrued expenses related to the current accounting period and the capital lease.

RESULTS OF OPERATIONS:

During 1997 shipments of $3,406,000 were up 16% or $475,000 from fiscal 1996 and up 2% or $73,000 from fiscal 1995. Domestic shipments of $1,494,000 for fiscal 1997 were up 49% or $493,000 from fiscal 1996 and down 19% or 340,000 from fiscal 1995. Export shipments for fiscal 1997 were $1,912,000 down 1% or $18,000 from fiscal 1996 and up 28% or $413,000 from fiscal 1995. The above comparative sales reflect a continuing sluggish market for domestic and export activity. Selling, general and administrative expenses increased $118,000 or 9% from fiscal 1996 and were 21% higher than fiscal 1995 expenses. Interest income remained lower due to lower interest rates. The backlog of September 30, 1997 was $1,796,474 compared to the September 30, 1996 backlog of $45,840.

The requirement for "stand alone" radio boxes no longer exists, but rather a total systems concept with requirements for voice, error free data, facsimile, security, automatic linking, multiple routing alternatives (HF, VHF, satellite telephone lines, microwaves, etc.)

The scope of this new market requires extensive planning and coordination on the buyer's part to define his requirements and more direct marketing involvement by the seller. In pursuit of this market change, we have focused marketing and R&D efforts to satisfy these new requirements and have currently identified 62 such opportunities in 23 countries.

GMDSS (Global Marine Distress and Safety System) capability has been added to our product line to address future requirements mandated for the year 1999 and beyond. A new generation series HF digital radio communication system is in developement. This system is designed to be fully compatible with the Pathfinder digital message switch data terminal and the Sunair Windows based remote control systems. The 2000 Series will allow customers to send both facsimile and E-mail messages 100% error free over communication paths.

The company continues to supply equipment to a variety of world-wide users, 80% of whom are governments as well as repeat customers such as the U.S. Coast Guard and FEMA (Federal Emergency Management Agency). The U.S. Coast Guard's new construction programs for buoy tenders and coastal patrol boats up to 200' continue to yield orders as forecasted. A larger FEMA contract was received in the final quarter of '97 for over 1.5 million dollars for delivery in fiscal 1998.

A computer automated test system for product test and final quality audit was implemented in fiscal 1997 reducing test time from one hour to approximately three minutes with printed results.

Sunair International Sales Corporation (SISC) a wholly owned subsidiary, was treated as an Interest Charge-Domestic International Sales Corporation (IC-DISC) in prior years. This allowed taxes on the income retained in the IC-DISC to be deferred with interest paid on the accumulated balance of deferred taxes. Prior to 1994 deferred income taxes were not provided on SISC's prior year's undistributed retained earnings since it was intended to be indefinitely invested. These deferred income taxes had accumulated to over $1,000,000 on undistributed retained earnings of approximately $3,200,000. The Company has determined it is no longer advantageous to treat SISC as an IC-DISC, and accordingly, the IC-DISC status was discontinued. This did, however, require that income taxes be provided for in fiscal 96 on the IC-DISC retained earnings in the amount of $985,000. This not only eliminated the interest paid each year on the deferred taxes but the Internal Revenue Service also allows this income to be reported over ten (10) years. With the termination of the IC-DISC status, the Company has plans to establish a Foreign Sales Corporation to realize a true tax savings on exported goods, rather than just a deferral. The termination of the IC-DISC status is necessary to implement a Foreign Sales Corporation.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

                                         ASSETS
                                                                                September 30,
                                                                     -----------------------------------
                                                                          1997                 1996
                                                                     --------------       --------------
CURRENT ASSETS
     Cash and cash equivalents                                         $ 1,511,013          $ 1,721,839
     Accounts receivable                                                   430,294              181,173
     Inventories                                                         7,590,906            7,402,036
     Prepaid expenses and other current assets                              55,863              150,080
                                                                       -----------          -----------
                                                                         9,588,076            9,455,128

INVESTMENTS                                                              3,160,423            3,189,094

PROPERTY, PLANT, AND EQUIPMENT
     Land                                                                  224,299              224,299
     Buildings and improvements                                          1,692,383            1,690,998
     Machinery and equipment                                             2,132,927            2,085,080
                                                                       -----------          -----------
                                                                         4,049,609            4,000,377
     Less:  Accumulated depreciation                                     3,134,332            3,033,593
                                                                       -----------          -----------
                                                                           915,277              966,784
                                                                       -----------          -----------
                                                                       $13,663,776          $13,611,006
                                                                       ===========          ===========

            LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                                 September 30,
                                                                       --------------------------------
CURRENT LIABILITIES                                                       1997                  1996
                                                                       -----------          -----------
     Accounts payable and accrued expenses                             $   304,980          $   247,289
     Current portion of capitalized lease                                   24,585               22,720
     Current portion of income taxes payable                                29,614                    0
                                                                       -----------          -----------
                                                                           359,179              270,009
LONG-TERM LIABILITIES
     Long-term portion of capitalized lease                                  8,178               33,527
     Long-term portion of income taxes payable                             860,000              932,000
                                                                       -----------          -----------
                                                                           868,178              965,527
                                                                       -----------          -----------
                                                                         1,227,357            1,235,536

STOCKHOLDERS' EQUITY
     Preferred stock, no par value,
       500,000 shares authorized, no shares issued                               0                    0
     Common stock, $.10 par value,  6,000,000 shares
       authorized, 3,932,370 shares issued and outstanding                 393,237              393,237
     Additional paid-in-capital                                          2,606,899            2,606,899
     Retained earnings                                                   9,436,283            9,375,334
                                                                       -----------          -----------
                                                                        12,436,419           12,375,470

                                                                       $13,663,776          $13,611,006
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

                          INDEPENDENT AUDITOR'S REPORT

To The Board of Directors and Stockholders of Sunair Electronics, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Sunair Electronics, Inc. and Subsidiary as of September 30, 1997 and 1996 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1997. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sunair Electronics, Inc. and Subsidiary as of September 30, 1997 and 1996 and the results of its operations and cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles.

November 18, 1997
                                                   Puritz and Weintraub, LLP
                                                   Certified Public Accountants

CONSOLIDATED INCOME STATEMENTS                                        Year Ended September 30,
                                                        -----------------------------------------------------
                                                            1997                 1996                 1995
                                                        ------------         -----------          -----------
Sales                                                    $ 3,406,017         $ 2,930,620          $ 3,333,268
Cost of sales                                              2,133,927           1,967,720            2,113,354
                                                       -------------         -----------         ------------
Gross profit                                               1,272,090             962,900            1,219,914
Selling, general and administrative expenses               1,409,932           1,292,323            1,168,238
                                                       -------------         -----------         ------------
Income (loss) from operations                               (137,842)           (329,423)              51,676
                                                       -------------         -----------         ------------

Other income (deductions):
   Interest income                                           241,472             238,127              232,523
   Interest expense                                           (3,555)            (20,719)             (79,718)
   Other income (expenses)                                     4,874               5,013               10,788
                                                       -------------         -----------         ------------
                                                             242,791             222,421              163,593
                                                       -------------         -----------         ------------
Income (loss) before provision
  for income taxes                                           104,949            (107,002)             215,269

Provision for income taxes                                    44,000             922,217               47,800
                                                       -------------         -----------         ------------
Net income (loss)                                      $      60,949         $(1,029,219)        $    167,469
                                                       =============         ===========         ============

Net income (loss) per common share                             $0.02              $(0.26)               $0.04
                                                       =============        ============        =============

Average shares outstanding                                 3,932,370           3,932,370            3,932,370
                                                       =============        ============        =============


Notes to Consolidated Financial Statements are an integral part of this statement.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Year Ended September 30,
                                                                    -----------------------------------------------
                                                                         1997                1996          1995
                                                                    --------------       -----------   ------------
OPERATING ACTIVITIES
    Net income (loss)                                                 $    60,949        $(1,029,219)   $   167,469
    Adjustments to reconcile net income (loss) to
     net cash provided by (used in) operating activities:
     Depreciation and amortization                                        129,410            109,091        105,159
     (Increase) decrease in accounts receivable                          (249,121)           548,605       (543,044)
     (Increase) decrease in inventory                                    (188,870)           274,316       (183,967)
     Decrease in prepaid and other assets                                  94,217              5,784          5,209
     Increase (decrease) in accounts payable and
       accrued expenses                                                    57,691           (142,552)         3,700
     Increase in income taxes payable                                     (42,386)           932,000              0
     Increase (decrease) in deferred income taxes                               0           (108,800)        46,800
                                                                      -----------        -----------    -----------
   Net cash provided by (used in) operating activities                   (138,110)           589,225       (398,674)
                                                                      -----------        -----------    -----------
INVESTING ACTIVITIES
   Purchase of property, plant, and equipment                             (49,232)           (64,666)      (142,054)
   Sale (purchase) of investments, net                                          0         (3,189,094)     4,006,864
                                                                      -----------        -----------    -----------
   Net cash provided by (used in) investing activities                    (49,232)        (3,253,760)     3,864,810
                                                                      -----------        -----------    -----------

FINANCING ACTIVITIES
   Principal payments of capital lease                                    (23,484)           (21,761)       (19,404)
                                                                      -----------        -----------    -----------
   Net cash (used in) financing activities                                (23,484)           (21,761)       (19,404)
                                                                      -----------        -----------    -----------

   Net increase (decrease) in cash and cash equivalents                  (210,826)        (2,686,296)     3,446,732
   Cash and cash equivalents at beginning of the year                   1,721,839          4,408,135        961,403
                                                                      -----------        -----------    -----------
   Cash and cash equivalents at end of the year                       $ 1,511,013        $ 1,721,839    $ 4,408,135
                                                                      ===========        ===========    ===========

   Supplemental Disclosure of Cash Flow Information:
     Cash paid during the year for interest                           $     3,555        $     5,225    $    44,904
                                                                      ===========        ===========    ===========
     Cash paid during the year for income taxes                       $         0        $    169,119   $         0
                                                                      ===========        ============   ===========

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                               Common Stock            Additional                             Treasury Stock
                        ---------------------------     Paid-in         Retained      ------------------------------
                          Shares         Amount         Capital         Earnings          Shares          Amount
                        ------------  -------------  -------------- ---------------   -------------   --------------
Balances at 9/30/94       4,800,740     $  480,074      $2,606,899    $ 15,106,858        868,370     $ (4,956,611)
9/30/95 net income                0              0               0         167,469              0                0
                          ---------     ----------      ----------    ------------       --------     ------------
Balances at 9/30/95       4,800,740        480,074       2,606,899      15,274,327        868,370       (4,956,611)
9/30/96 net (loss)                0              0               0      (1,029,219)             0                0
Retirement of
   treasury stock          (868,370)       (86,837)              0      (4,869,774)      (868,370)       4,956,611
                          ---------     ----------      ----------    ------------       --------     ------------
Balances at 9/30/96       3,932,370        393,237       2,606,899       9,375,334              0                0
9/30/97 net income                0              0               0          60,949              0                0
                          ---------     ----------      ----------    ------------       --------     ------------
Balances at 9/30/97       3,932,370     $  393,237      $2,606,899    $  9,436,283              0     $          0
                          =========     ==========      ==========    ============       ========     ============

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

Investments
     Investments include Private Export Funding Corporation (PEFCO) notes at September 30, 1997 and 1996. These notes are guaranteed by the Export-Import Bank of the United States, an agency of the United States. The Company has classified these securities as "held-to-maturity" securities, in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Held-to-maturity securities are recorded at amortized cost. Amortization of related discounts or premiums is included in the determination of net income.


     The following schedule reflects values at September 30, 1997 and 1996:

     Name of issuer
     and title of issue                               Principal           Cost             Market           Carrying
     ------------------                              -----------       -----------       ----------       -----------
     1997
     PEFCO 7.95% secured note series UU
     due November 1, 2006                             $2,900,000        $3,215,375       $3,149,226        $3,160,423
                                                      ==========        ==========       ==========        ==========
     1996
     PEFCO 7.95% secured note series UU
     due November 1, 2006                             $2,900,000        $3,215,375       $3,058,601        $3,189,094
                                                      ==========        ==========       ==========        ==========

                                       11

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

Research and development
      Expenditures for research and development are charged to income as incurred and amounted to approximately $278,000 in 1997, $115,000 in 1996, and $268,000 in 1995.

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

Reclassification
      Certain amounts in prior periods have been reclassified to conform to the 1997 presentations.

2. Income Taxes
      The components of the Company's income tax (benefit) provision are as follows:

        Current:                                         1997               1996             1995
                                                    -------------       ------------     -------------
            Federal                                 $      37,000       $    841,917     $       1,000
            State                                           7,000             80,300                 0
                                                    -------------       ------------     -------------
                                                           44,000            922,217             1,000
                                                    -------------       ------------     -------------
        Deferred:
            Federal                                             0                  0            43,000
            State                                               0                  0             3,800
                                                    -------------       ------------     -------------

                                                                0                  0            46,800
                                                    =============       ============     =============
                                                    $      44,000       $    922,217     $      47,800
                                                    =============       ============     =============
        Income (loss) before income taxes
            and use of net operating losses         $     104,949       $   (107,002)    $     215,269
        Income tax                                         44,000            922,217             1,000
        Deferred income taxes                                   0                  0           (46,800)
                                                    -------------       ------------      ------------
        Net income (loss)                           $      60,949       $ (1,029,219)     $    167,469
                                                    =============       ============      ============

                                       12

      During 1995, it was determined that continued operations of its Interest Charge-Domestic International Sales Corporation (IC-DISC) subsidiary's election was no longer advantageous to the Company. Accordingly, the tax election of the subsidiary was discontinued and its retained earnings of approximately $3,200,000 were distributed to the Company. Regulations provide for the taxation of such distribution over a ten year period in equal annual increments. Upon the assumption the Company's business is profitable throughout the next seven years, excluding such incremental income, the aggregate income tax payable as a consequence of such distribution will approximate a maximum of $860,000 or $120,000 per year. Interest will no longer accrue on the unpaid portion of the tax amount.

      At September 30, 1997, the Company estimates an underpayment of its current year's tax of approximately $30,000 compared to an overpayment of approximately $109,000 at September 30, 1996, which was reflected in prepaid expenses and other current assets.

      The total provision for 1997 and 1996 is more than amounts computed by applying the statutory rates to income before income taxes, and the total provisions for 1995 are less than amounts computed by applying the statutory rates to income before income taxes for the following reasons:

                                                                  1997             1996            1995
                                                               ----------       ----------      ----------
         Income taxes at the statutory rates                   $   35,683      $  (36,381)      $   73,191
         State income taxes, net of federal tax benefit             2,000          54,000                0
         Tax attributable to distributed
           earnings of SISC                                             0         984,717                0
         Book/tax difference attributable
           to depreciation                                         15,000         (40,000)               0
         Tax free income                                          (13,600)        (10,200)         (28,000)
         Capital losses                                                 0         (22,400)           3,400
         Other                                                      4,917          (7,519)            (791)
                                                               ----------       ----------      ----------
                                                               $   44,000       $ 922,217       $   47,800
                                                               ==========       ==========      ==========

3. Inventories

        Inventories consist of the following:
                                                                               September 30,
                                                               -------------------------------------------
                                                                  1997             1996            1995
                                                               ----------       ----------      ----------
           Materials                                           $1,695,962       $1,507,724      $1,609,298
           Work in Process                                      4,109,569        3,341,022       3,047,844
           Finished goods                                       1,785,375        2,553,290       3,019,209
                                                               ----------       ----------      ----------
                                                               $7,590,906       $7,402,036      $7,676,351
                                                               ==========       ==========      ==========

                                       13

4. Capital Lease
      During fiscal year 1994, the Company entered into a capital lease for an upgrade of computer software and hardware.

      Obligations under capital leases require minimum payments as follows:

              Year ending                                         Amount
              -----------                                        -------
                 1998                                            $26,976
                 1999                                              7,568
                                                                 -------
              Total minimum lease payments                       $34,544
              Less amount representing interest                    1,781
                                                                 -------
              Obligations under capital leases                    32,763
              Less current portion                                24,585
                                                                 -------
                                                                 $ 8,178
                                                                 =======

5. Preferred and Common Stock
      The Company has 500,000 authorized shares of preferred stock, no par value, that may be issued at terms and provisions determined by the Board of Directors. No shares were issued and outstanding at September 30, 1997 and 1996.

      The Company has 6,000,000 authorized shares of common stock, $.10 par value, that may be issued. At September 30, 1996, the Company retired 868,370 shares of its treasury stock leaving 3,932,370 shares issued and outstanding.

      During fiscal year ended September 30, 1996, the Board of Directors approved the issuance of non-qualified stock options entitling an officer of the Company to purchase up to 100,000 shares of common stock at $3.00 per share. During fiscal year ended September 30, 1997, these options were cancelled.

      The following is a summary of outstanding stock options:

                                                                September 30,
                                -----------------------------------------------------------------------------
                                         1997                        1996                        1995
                                ----------------------      ---------------------       ---------------------
                                Number of       Option      Number of      Option       Number of      Option
                                 Shares         Price        Shares        Price         Shares        Price
                                ---------       ------      ---------      ------       ---------      ------
         Beginning of year       100,000        $3.00         20,100       $1.375        23,100        $1.375

         Cancelled              (100,000)        3.00        (20,100)       1.375        (3,000)        1.375

         Granted                       0            0        100,000        3.000             0             0
                                --------        -----        -------       ------        ------        ------
         End of Year                   0            0        100,000       $3.000        20,100        $1.375
                                ========        =====        =======       ======        ======        ======

6. Employee Benefits

      During fiscal year ended September 30, 1996, the Company amended the employee profit sharing plan to incorporate a 401(k) Plan. Under the 401(k) Plan, eligible employees may contribute up to 15% of their compensation. The Company may contribute to the Plan at the discretion of the Board of Directors. During 1997, the Company did not contribute to the plan.

7. Segment Information

      The Company operates in a single industry, its principal product being communications equipment.

      Sales by geographic area, to U.S. governmental agencies and foreign governments were as follows:

                                                  Year Ended September 30,
                                         ------------------------------------------
      Geographic area:                      1997            1996            1995
                                         ----------      ----------      ----------
   Europe                                $  142,432      $   99,528      $  117,194
   Asia                                     318,855         951,589         911,023
   South America                             65,865          33,803         129,506
   Africa                                   990,762         618,167          40,541
   North America                          1,521,873       1,009,967       1,850,578
   Australia                                366,230         217,566         284,426
                                         ----------      ----------      ----------
                                         $3,406,017      $2,930,620      $3,333,268
                                         ==========      ==========      ==========

Sales to U.S. governmental agencies      $  800,740      $  553,040      $1,461,840
                                         ==========      ==========      ==========

Direct sales to foreign governments      $1,011,431      $  609,167      $  427,457
                                         ==========      ==========      ==========

8.  Quarterly Information (unaudited)

      Summarized quarterly results of operations and common stock market values for each quarter of fiscal year ended September 30, 1997 and 1996 are as follows:


                                                                        1997
                                            -------------------------------------------------------------
                                                1                2                 3                4
                                            ---------       ----------        ----------      -----------
        Sales                               $ 462,581       $  540,279        $1,889,123      $   514,034
        Gross Profit                          131,848          170,714           639,003          330,525
        Net income                           (106,326)        (112,493)          255,622           24,146
        Net income per common share         $   (0.03)      $    (0.03)       $     0.07      $      0.01
                                            =========       ==========        ==========      ===========
        Dividends per share                      None             None              None             None
                                            =========       ==========        ==========      ===========
        Market price per share
           High                                 2 5/8           2 2/16           2                 3  5/8
           Low                                  1 3/4           1 5/16           1 11/16           1 3/16

                                                                        1996
                                            -------------------------------------------------------------
                                                1                2                 3                4
                                            ---------       ----------        ----------      -----------
        Sales                               $ 890,711       $1,109,661        $  462,995      $   467,253
        Gross Profit                          331,218          398,407           117,450          115,825
        Net income                             83,095           68,556          (124,331)      (1,056,539)
        Net income per common share             $0.02            $0.01            $(0.03)          $(0.26)
                                            =========       ==========        ==========      ===========
        Dividends per share                      None             None              None             None
                                            =========       ==========        ==========      ===========
        Market price per share
           High                               2 13/16          2 11/16             4 3/8            3 1/2
           Low                                2  3/16          2                   2 1/8            2 1/2


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                Family
Name                         Age    Position Held            Relationship
----                         ---    -------------            ------------
Robert Uricho, Jr.           82     Chairman of the          Husband of
                                    Board, President,        Shirley Uricho
                                    Chief Executive
                                    Officer and
                                    Director Since
                                    1956

Shirley Uricho               64     Assistant                Wife of
                                    Secretary                Robert Uricho, Jr.
                                    Since 1959
                                    Acting
                                    Secretary
                                    Since 1992

James E. Laurent             61     Vice President/          None
                                    Marketing
                                    Since 1988

Synnott B. Durham            56     Cost Manager             None
                                    Since 1979
                                    Treasurer, Chief
                                    Financial Officer
                                    Since 1994

Earl M. Anderson, Jr.        72     Director                 None
                                    Since 1969

George F. Arata, Jr.         68     Director                 None
                                    Since 1995


Note -- All directors' terms are for one year and until their successors are duly elected and qualified.

ITEM 11. EXECUTIVE COMPENSATION

The following information is given on an accrual basis for the year ending September 30, 1997 with respect to each director of the corporation whose aggregate salary and fees paid by the Corporation and its subsidiaries were more than $100,000 and each of the five highest paid officers of the Corporation whose aggregate direct remuneration exceeded that amount and all officers and directors of the Corporation as a group.

                                                               Cash and Cash Equivalent
                                                                Forms of Remuneration
                                                   ---------------------------------------------------
                                                   Salaries, Fees,            Securities or Property
                   Capacity                        Director's Fees,           Insurance Benefits or
                   In Which                        Commissions and            Reimbursements, Personal
Name               Served                          Bonuses                    Benefits
----               --------                        ----------------           ------------------------
Robert             Chairman of the                   $175,000                          --
Uricho, Jr.        Board, President
                   and Chief Executive
                   Officer


                   All Officers
                   and Directors
                   (7 Persons
                   including the 1
                   named above)                      $416,478                           --

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

Based solely upon a review of information furnished to the registrant during the most recent fiscal year, including written representations, no director, officer or beneficial owner of more than 10% of the company's common stock failed to file on a timely basis reports required by Section 16(A) of the Exchange Act during fiscal year 1997.

(A) Security Ownership of Certain Beneficial Owners

       Title               Name and Address                    Amount and Nature             Percent
      of Class            of Beneficial Owner               of Beneficial Ownership          of Class
      --------            -------------------               -----------------------          --------
       Common             Robert Uricho, Jr.                      *2,272,900                  57.80%
                          Board Chairman & CEO
                          3101 S.W. 3rd Avenue
                          Fort Lauderdale, FL
(B) Security Ownership of Management

        Title              Name and Address                    Amount and Nature           (1) Percent
      of Class            of Beneficial Owner               of Beneficial Ownership          of Class
      --------            -------------------               -----------------------        -----------
        Common            Robert Uricho, Jr.                       2,272,900                  57.80%
                          Board Chairman & CEO
                          3101 S.W. 3rd Avenue
                          Fort Lauderdale, FL

        Common            All Other                                  6,076                      **
                          Officers and Directors

        Common            All Officers and Directors               2,278,976                  57.95%
                          As a group (6)

----------
* Includes 278,900 shares held by the University of Florida Foundation, Inc. as Trustee of a Charitable Remainder Unitrust of which Mr. Uricho is the income beneficiary.

**   Less than 1%

(1)  Based upon 3,932,370 shares outstanding at November 26, 1997.

While the Corporation has 500,000 authorized shares of preferred stock, no par value, none have been issued. The only stock outstanding is 10 cents par value Common Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Not Applicable

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

          (a) 1. Financial Statements filed as a part of the Form 10-K
                 Consolidated Balance Sheets as of September 30,1997
                 and 1996                                                             Page 8

                 Statements of Consolidated Income for each of the
                 three years in the period ended September 30, 1997                   Page 9

                 Statements of stockholders' equity for each of the
                 three years in the period ended September 30, 1997                   Page 10

                 Consolidated Statements of Cash Flows for each of the three
                 years in the period ended September 30, 1997                         Page 10

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


          (b)    Reports on Form 8-K

                 None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



SUNAIR ELECTRONICS, INC.                                 Date November 18, 1997
                                                              -----------------


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