Form 10-Q
period 1997-12-31
SUNAIR ELECTRONICS INC
filed 1998-02-13
CIK 95366

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR QUARTER ENDED DECEMBER 31, 1997      COMMISSION FILE NUMBER 1-4334
                         *****************                      *************

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

                CLASS                               OUTSTANDING AT
    *****************************             ****************************
    COMMON STOCK, $0.10 PAR VALUE             12/31/97 - 3,892,370 SHARES
                                                (Net of Treasury SHARES)

                    SUNAIR ELECTRONICS, INC. AND SUBSIDIARY

                                    INDEX
                                    *****
                                                               PAGE NO.
                                                              **********
       PART I.   FINANCIAL INFORMATION:

       CONSOLIDATED CONDENSED BALANCE SHEETS - -
          DECEMBER 31, 1997 AND SEPTEMBER 30, 1997                 3

       CONSOLIDATED CONDENSED STATEMENTS OF INCOME - -
          THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996            4

       CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS -
          THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996            5

       NOTES TO CONSOLIDATED CONDENSED FINANCIAL
          STATEMENTS                                             6-7

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
          CONSOLIDATED CONDENSED STATEMENTS                      8-9

       PART II.   OTHER INFORMATION                               10


                          PART I. FINANCIAL INFORMATION

                     SUNAIR ELECTRONICS, INC. AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                                12/31/97                  9/30/97
                                                                                               -----------              -----------
 ASSETS
 ------
       CURRENT ASSETS:
       ---------------
             CASH AND CASH EQUIVALENTS                                                         $ 1,544,584             $ 1,511,013
             ACCOUNTS AND NOTES RECEIVABLE                                                         475,774                 430,294
             INVENTORIES                                                                         7,264,394               7,590,906
             PREPAID EXPENSES AND OTHER CURRENT ASSETS                                              68,476                  55,863
                                                                                               -----------             -----------
                  TOTAL CURRENT ASSETS                                                           9,353,228               9,588,076
                                                                                               -----------             -----------

       INVESTMENT IN MARKETABLE SECURITIES                                                       3,153,256               3,160,423
       -----------------------------------
       PROPERTY, PLANT AND EQUIPMENT-NET                                                           954,371                 915,277
       ---------------------------------                                                       -----------             -----------


       TOTAL ASSETS                                                                            $13,460,855             $13,663,776
       ============                                                                            ===========             ===========


       LIABILITIES & SHAREHOLDERS' EQUITY
       ----------------------------------
       CURRENT LIABILITIES:
       --------------------
             ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                             $   156,099             $   304,980
             CURRENT PORTION OF CAPITALIZED LEASE                                                   22,191                  24,585
             CURRENT PORTION OF INCOME TAXES PAYABLE                                                62,114                  29,614
                                                                                               -----------             -----------
                  TOTAL CURRENT LIABILITIES                                                        240,404                 359,179
                                                                                               -----------             -----------

       LONG-TERM LIABILITIES:
       ----------------------
             LONG-TERM PORTION OF CAPITAL LEASE                                                      6,455                   8,178
             LONG-TERM PORTION OF INCOME TAXES PAYABLE                                             828,900                 860,000
                                                                                               -----------             -----------
                  TOTAL LONG-TERM LIABILITIES                                                      835,355                 868,178
                                                                                               -----------             -----------

       SHAREHOLDERS' EQUITY                                                                     12,385,096              12,436,419
       --------------------                                                                    -----------             -----------

        TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                                               $13,460,855             $13,663,776
        ========================================                                               ===========             ===========




                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                           FOR THE THREE MONTHS ENDED
                                   (UNAUDITED)



                                                                12/31/97                 12/31/96
                                                               ----------               ----------
       SALES                                                  $ 1,148,170             $   462,581
       COST OF SALES                                              827,296                 330,733
                                                              -----------              ----------
       GROSS PROFIT                                               320,874                 131,848
       SELLING, GENERAL & ADMINISTRATIVE EXPENSES                 287,480                 366,875
                                                              -----------              ----------
       OPERATING INCOME                                            33,394              (  235,027)
       OTHER INCOME:
             INTEREST INCOME                                       63,418                  61,667
             INTEREST EXPENSE                                        (380)             (    1,095)
             OTHER, NET                                             1,405                   1,529
                                                               ----------              ----------
       INCOME BEFORE PROVISION
        (BENEFIT) FOR INCOME TAXES                                 97,837              (  172,926)

       PROVISION (BENEFIT) FOR
        INCOME TAXES                                               31,400              (   66,600)
                                                               ----------              ----------

       NET INCOME                                              $   66,437              $ (106,326)
                                                               ==========              ==========

       AVERAGE SHARES OUTSTANDING                               3,929,000               3,932,370

       EARNINGS PER SHARE                                      $     0.02              $    (0.03)
                                                               ==========              ==========





                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED
                                   (UNAUDITED)

                                                                         12/31/97                 12/31/96
                                                                       ------------              -----------
       CASH FLOWS FROM OPERATING ACTIVITIES:
       NET INCOME (LOSS)                                               $    66,437             $  (106,326)
       ADJUSTMENTS TO RECONCILE NET INCOME TO
        NET CASH PROVIDED BY OPERATING ACTIVITIES
             DEPRECIATION AND AMORTIZATION                                  23,219                  26,302
             CHANGES IN OPERATING ACTIVITIES:
                  (INCR) DECR IN ACCOUNTS RECEIVABLE                       (45,480)            (   240,882)
                  (INCR) IN INVENTORY                                      326,512             (   236,634)
                  (INCR) IN OTHER ASSETS                                   (12,613)            (     3,835)
                  (DECR) INCR IN ACCOUNTS PAYABLE AND
                 ACCRUED EXPENSES                                         (179,815)                106,524
                  (DECR) INCR IN  ACCRUED INCOME TAX                         1,400             (    61,600)
                                                                       -----------              ----------
       NET CASH USED BY OPERATING ACTIVITIES                               179,660             (   516,451)
                                                                       -----------              ----------
       CASH FLOWS FROM INVESTING ACTIVITIES:

       PURCHASE OF PROPERTY, PLANT & EQUIPMENT                             (62,313)            (     2,339)
       SALES (PURCHASES) OF INVESTMENTS - NET                               38,100                       0
       PURCHASE OF TREASURY SHARES                                        (117,759)                      0
                                                                       -----------              ----------
       NET CASH FROM INVESTING ACTIVITIES                                 (141,972)            (     2,339)
                                                                       -----------              ----------
       CASH FLOWS FROM FINANCING ACTIVITIES:

       PRINCIPAL PAYMENT OF CAPITAL LEASE                                   (4,117)                 (5,704)
                                                                       -----------              ----------

       NET INCREASE (DECREASE) IN CASH                                      33,571                (524,494)
       CASH AT BEGINNING OF PERIOD                                       1,511,013               1,721,839
                                                                       -----------              ----------

       CASH AT END OF PERIOD                                           $ 1,544,584             $ 1,197,345
                                                                       ===========             ===========

       SUPPLEMENTAL DISCLOSURE OF CASH FLOW
             INFORMATION:
             CASH PAID DURING THE YEAR FOR INTEREST                    $         0             $         0
                                                                      ============            ============
             CASH PAID DURING THE YEAR FOR INCOME
                  TAXES                                                $    30,000             $         0
                                                                      ============            ============


              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

       1.     BASIS OF PRESENTATION

              THE ACCOMPANYING UNAUDITED FINANCIAL STATEMENTS HAVE BEEN PREPARED IN ACCORDANCE WITH THE INSTRUCTIONS TO FORM 10-Q AND DO NOT INCLUDE ALL OF THE INFORMATION AND FOOTNOTES REQUIRED BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR COMPLETE FINANCIAL STATEMENTS. IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS (CONSISTING OF NORMAL RECURRING ACCRUALS) CONSIDERED NECESSARY FOR A FAIR PRESENTATION HAVE BEEN INCLUDED. OPERATING RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 1997, ARE NOT NECESSARILY INDICATIVE OF THE RESULTS THAT MAY BE EXPECTED FOR THE FISCAL YEAR ENDING SEPTEMBER 30, 1998.

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

       (C)    RESEARCH AND DEVELOPMENT COSTS-
              ALL RESEARCH AND DEVELOPMENT COSTS ARE CHARGED TO EXPENSE AS INCURRED.

       (D)    EARNINGS PER COMMON SHARE-
              EARNINGS PER COMMON SHARE ARE COMPUTED BASED ON WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING DURING EACH PERIOD.

       (E)    INVENTORIES-
              INVENTORIES CONSIST OF THE FOLLOWING:


                                                   12/31/97         9/30/97
                                                -----------       -----------
                   RAW MATERIALS                $ 1,698,952       $ 1,695,962
                   WORK IN PROCESS                4,553,405         4,109,569
                   FINISHED GOODS                 1,012,037         1,785,375
                                                -----------       -----------
                                                $ 7,264,394       $ 7,590,906
                                                ===========       ===========

       3.     INCOME TAXES:

              DURING 1995, IT WAS DETERMINED THAT CONTINUED OPERATIONS OF ITS INTEREST CHARGE-DOMESTIC INTERNATIONAL SALES CORPORATION (IC-DISC) SUBSIDIARY'S ELECTION WAS NO LONGER ADVANTAGEOUS TO THE COMPANY. ACCORDINGLY, THE TAX ELECTION OF THE SUBSIDIARY WAS DISCONTINUED AND ITS RETAINED EARNINGS OF APPROXIMATELY $3,200,000 WERE DISTRIBUTED TO THE COMPANY. REGULATIONS PROVIDE FOR THE TAXATION OF SUCH DISTRIBUTION OVER A TEN YEAR PERIOD IN EQUAL ANNUAL INCREMENTS. UPON THE ASSUMPTION THE COMPANY'S BUSINESS IS PROFITABLE THROUGHOUT THE SEVEN YEARS, EXCLUDING SUCH INCREMENTAL INCOME, THE AGGREGATE INCOME TAX PAYABLE AS A CONSEQUENCE OF SUCH DISTRIBUTION WILL APPROXIMATE A MAXIMUM OF $860,000 OR $120,000 PER YEAR. INTEREST WILL NO LONGER ACCRUE ON THE UNPAID PORTION OF THE TAX AMOUNT.

       4.     PREFERRED STOCKS:

              THE COMPANY HAS 500,000 AUTHORIZED SHARES OF PREFERRED STOCK, NO PAR VALUE, THAT MAY BE ISSUED AT SUCH TERMS AND PROVISIONS AS DETERMINED BY THE BOARD OF DIRECTORS.

       5.     STOCK OPTIONS:

              AS OF DECEMBER 31, 1997, THE COMPANY HAD AUTHORIZED 100,000 SHARES FOR NON-QUALIFIED STOCK OPTIONS. NONE HAVE BEEN ISSUED.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULT OF OPERATIONS

       LIQUIDITY:
       ----------

              DURING THE FIRST QUARTER OF THE CURRENT FISCAL YEAR ENDING DECEMBER 31, 1997, THE COMPANY MAINTAINED CASH AND SHORT TERM INVESTMENTS MORE THAN ADEQUATE TO COVER KNOWN REQUIREMENTS, UNFORESEEN EVENTS OR UNCERTAINTIES THAT MIGHT OCCUR. DURING THE THREE MONTH PERIOD, CASH AND SHORT TERM INVESTMENTS MAINTAINED AN AVERAGE BALANCE OF $1,530,868, COMPARED TO AN AVERAGE BALANCE OF $1,277,000 FOR THE TWELVE MONTHS ENDED SEPTEMBER 30, 1997, OR AN AVERAGE BALANCE OF $1,626,000 FOR THE TWELVE MONTHS ENDED SEPTEMBER 30, 1996. SHORT TERM INVESTMENTS ARE TAX EXEMPT MONEY MARKET FUNDS THAT ARE READILY AVAILABLE FOR IMMEDIATE USE SHOULD THE OCCASION ARISE. IT IS ANTICIPATED THAT THE COMPANY WILL REMAIN AS LIQUID DURING THE REST OF FISCAL 1998. INVENTORIES CONTAIN NO OBSOLESCENCE AS ADJUSTMENTS ARE MADE AS THEY OCCUR. ACCOUNTS AND NOTES RECEIVABLE CONTAIN NO BAD DEBTS. INTERIM RESERVES ARE MAINTAINED TO COVER CANCELLATION CHARGES UNPAID AND ANY FREIGHT CHARGE DISPUTES. ALL MONETARY TRANSACTIONS ARE IN U.S. DOLLARS AND NO LETTERS OF CREDIT INVOLVE FOREIGN EXCHANGE.

       CAPITAL RESOURCES:
       ------------------

              DURING THE FIRST THREE MONTHS OF THE CURRENT FISCAL YEAR, THE COMPANY EXPENDED $62,313 FOR CAPITAL ASSETS. NO EXPENDITURES ARE CONTEMPLATED FOR PLANT EXPANSION OR EXTENSIVE MAINTENANCE. THE COMPANY HAS NO LONG TERM DEBT AND NONE IS CONTEMPLATED OTHER THAN THE LEASE OF THE COMPUTER. LIABILITIES CONSIST OF CURRENT ACCOUNTS PAYABLE AND EXPENSES RELATED TO THE CURRENT ACCOUNTING PERIOD AND THE CAPITAL LEASE.

       RESULTS OF OPERATIONS:
       ----------------------

              DURING THE FIRST QUARTER OF THE CURRENT FISCAL YEAR ENDED DECEMBER 31, 1997, SHIPMENTS WERE $1,148,170, UP FROM SHIPMENTS OF $ 462,581 OR 14% FOR THE SAME QUARTER ONE YEAR AGO AND UP $ 257,459 OR 29% FOR THE FIRST QUARTER ENDED DECEMBER 31, 1995. EXPORT SHIPMENTS FOR THE THREE MONTHS ENDED DECEMBER 31, 1997 WERE $ 334,382 OR 29% OF TOTAL SALES, UP $ 137,662 OR 70% FROM THE SAME PERIOD ONE YEAR AGO. DOMESTIC SHIPMENTS FOR THE FIRST THREE MONTHS OF THE CURRENT FISCAL YEAR WERE $ 813,788, COMPARABLE TO SHIPMENTS FOR THE SAME PERIOD ONE YEAR AGO OF $ 265,861, UP $ 547,927 OR 26%. MANAGEMENT CONTINUES TO MONITOR SELLING, GENERAL AND ADMINISTRATIVE EXPENSES WHICH DECREASED $ 79,395 FROM THE SAME PERIOD ONE YEAR AGO. THE DIRECT LABOR FORCE CONTINUES AT A REDUCED LEVEL DUE TO SUFFICIENT INVENTORY LEVELS IN FINISHED GOODS.

       ----------------------

              SHIPMENTS FOR THE FIRST QUARTER WERE HIGHER THAN LAST YEAR AT THIS TIME DUE TO ORDERS RECEIVED IN THE FOURTH QUARTER OF FISCAL 1997 WHICH RESULTED IN A BACKLOG AT SEPTEMBER 30, 1997 OF $1,796,000. THE BACKLOG FOR THE FIRST QUARTER OF FISCAL 1998 ENDED DECEMBER 31, 1997 WAS $1,082,000. NEGOTIATIONS CONTINUE FOR CONTRACTS WITH BOTH DOMESTIC AND INTERNATIONAL CUSTOMERS. THE COMPANY CONTINUES TO BE OPTIMISTIC ABOUT FUTURE REQUIREMENTS EVEN THOUGH THE PROCUREMENT CYCLE CONTINUES TO BE EXTREMELY LONG. NEW MARKET OPPORTUNITIES ARE BEING PURSUED IN CENTRAL AMERICA AND OTHER GEOGRAPHIC AREAS NOT COVERED PREVIOUSLY.

                            PART II OTHER INFORMATION

              ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                                      None.

                                   SIGNATURES
                                   ----------


       PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                                 SUNAIR ELECTRONICS, INC.


                        FEBRUARY 11, 1998        /S/ ROBERT URICHO, JR.
              DATE      _________________        _____________________________
                                                 ROBERT URICHO, JR., PRINCIPAL
                                                 EXECUTIVE OFFICER


                        FEBRUARY 11, 1998        /S/ SYNNOTT B. DURHAM
              DATE      _________________        ____________________________
                                                 SYNNOTT B. DURHAM, PRINCIPAL
                                                 ACCOUNTING OFFICER