Form 10-Q
period 1998-03-31
SUNAIR ELECTRONICS INC
filed 1998-05-15
CIK 95366

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED MARCH 31, 1998        COMMISSION FILE NUMBER 1-4334
                  **************                        *************

                            SUNAIR ELECTRONICS, INC.
  ***************************************************************************
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

        FLORIDA                                           59-0780772
***************************************            ************************
        (STATE OR OTHER JURISDICTION                   (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)


        3101 SW THIRD AVE., FT. LAUDERDALE, FLA.             33315
************************************************        **************
(ADDRESS OR PRINCIPAL EXECUTIVE OFFICE) (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE      (954) 525-1505
                                                        **************

                                      NONE
********************************************************************************
   (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                    REPORT)

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

    CLASS                                             OUTSTANDING AT
*****************************                 ****************************
COMMON STOCK, $0.10 PAR VALUE                  03/31/98 - 3,857,370 SHARES

                    SUNAIR ELECTRONICS, INC. AND SUBSIDIARY

                                     INDEX
                                     *****
                                                                 PAGE NO.
                                                                 ********
PART I.   FINANCIAL INFORMATION:

        CONSOLIDATED CONDENSED BALANCE SHEETS - -
                MARCH 31, 1998 AND SEPTEMBER 30, 1997              3

        CONSOLIDATED CONDENSED STATEMENTS OF INCOME - -
                SIX MONTHS ENDED MARCH 31, 1998 AND 1997.          4

        CONSOLIDATED CONDENSED STATEMENTS OF INCOME - -
                THREE MONTHS ENDED MARCH 31, 1998 AND 1997         5

        CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS -
                SIX MONTHS ENDED MARCH 31, 1998 AND 1997           6

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL
                STATEMENTS                                        7-9

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                CONSOLIDATED CONDENSED STATEMENTS               10 -11

PART II.  OTHER INFORMATION                                       12

                         PART I. FINANCIAL INFORMATION

                    SUNAIR ELECTRONICS, INC. AND SUBSIDIARY
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

    ASSETS                                         03/31/98      9/30/97
    ------                                        ----------   ----------
    CURRENT ASSETS:
       CASH AND CASH EQUIVALENTS                 $ 1,498,549   $ 1,511,013
       ACCOUNTS AND NOTES RECEIVABLE                 971,890       430,294
       INVENTORIES                                 6,851,717     7,590,906
       PREPAID EXPENSES AND OTHER
        CURRENT ASSETS                                58,266        55,863
                                                 -----------   -----------
          TOTAL CURRENT ASSETS                     9,380,422     9,588,076
                                                 -----------   -----------

    INVESTMENT IN MARKETABLE SECURITIES            3,146,088     3,160,423
    -----------------------------------
    PROPERTY, PLANT AND EQUIPMENT-NET                997,413       915,277
    ---------------------------------

    TOTAL ASSETS                                 $13,523,923   $13,663,776
    ============                                 ===========   ===========

    LIABILITIES & SHAREHOLDERS' EQUITY
    ----------------------------------

    CURRENT LIABILITIES:
    -------------------

       ACCOUNTS PAYABLE AND ACCRUED EXPENSES     $   348,847   $   304,980
       CURRENT PORTION OF CAPITALIZED LEASE           18,253        24,585
       CURRENT PORTION OF INCOME TAXES PAYABLE        16,214        29,614
                                                 -----------   -----------
          TOTAL CURRENT LIABILITIES                  383,314       359,179
                                                 -----------   -----------

    LONG-TERM LIABILITIES:
    ---------------------

       LONG-TERM PORTION OF CAPITAL LEASE                  0         8,178
       LONG-TERM PORTION OF INCOME TAXES PAYABLE     828,900       860,000
                                                 -----------   -----------

          TOTAL LONG-TERM LIABILITIES                828,900       868,178
                                                 -----------   -----------


    STOCKHOLDERS' EQUITY
    --------------------
       PREFERRED STOCK, NO PAR VALUE,
          500,000 SHARES AUTHORIZED,
          NO SHARES ISSUED                                 0             0
       COMMON STOCK, $.10 PAR VALUE,
          6,000,000 SHARES AUTHORIZED,
          3,857,370 SHARES ISSUED AND
          OUTSTANDING                                385,737       393,237
       ADDITIONAL PAID-IN-CAPITAL                  2,606,899     2,606,899
       RETAINED EARNINGS                           9,319,073     9,436,283
                                                 -----------   -----------
                                                  12,311,709    12,436,419

    TOTAL LIABILITIES & SHAREHOLDERS' EQUITY     $13,523,923   $13,663,776
    ========================================     ===========   ===========

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                       SIX MONTHS ENDED
                                                       ----------------
                                                    3/31/98       3/31/97
                                                  ----------   -----------
    SALES                                         $2,369,173    $1,002,860
    COST OF SALES                                  1,739,652       700,298
                                                 -----------   -----------

    GROSS PROFIT                                     629,521       302,562
    SELLING, GENERAL & ADMINISTRATIVE EXPENSES       601,414       769,218
                                                 -----------   -----------
    OPERATING INCOME                                  28,107     ( 466,656)
    OTHER INCOME:
       INTEREST INCOME                               126,599       120,642
       INTEREST EXPENSE                            (   1,831)    (   2,028)
       OTHER, NET                                      3,432         2,123
                                                 -----------   -----------

    INCOME BEFORE PROVISION
     (BENEFIT) FOR INCOME TAXES                      156,307     ( 345,919)

    PROVISION (BENEFIT) FOR
     INCOME TAXES                                     48,500     ( 127,100)
                                                 -----------   -----------

    NET INCOME                                    $  107,807    $( 218,819)
                                                  ==========    ==========

    WEIGHTED AVERAGE NUMBER OF COMMON              3,895,310     3,932,370
    SHARES OUTSTANDING
    NET INCOME PER SHARE (BASIC AND DILUTED)      $     0.03    $    (0.06)
                                                  ==========    ==========

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                      THREE MONTHS ENDED
                                                      ------------------
                                                    3/31/98       3/31/97
                                                    -------       -------

    SALES                                         $1,221,003    $  540,279
    COST OF SALES                                    912,356       369,565
                                                  ----------    ----------
    GROSS PROFIT                                     308,647       170,714
    SELLING, GENERAL & ADMINISTRATIVE EXPENSES       313,934       402,343
                                                  ----------    ----------

    OPERATING INCOME                               (   5,287)    ( 231,629)
    OTHER INCOME:
       INTEREST INCOME                                63,181        58,975
       INTEREST EXPENSE                            (   1,451)    (     933)
       OTHER, NET                                      2,027           594
                                                  ----------    ----------

    INCOME BEFORE PROVISION
     (BENEFIT) FOR INCOME TAXES                       58,470     ( 172,993)

    PROVISION (BENEFIT) FOR
     INCOME TAXES                                     17,100     (  60,500)
                                                  ----------    ----------


    NET INCOME                                    $   41,370    $( 112,493)
                                                  ==========    ==========

    WEIGHTED AVERAGE NUMBER OF COMMON SHARES
     OUTSTANDING                                   3,861,314     3,932,370
    NET INCOME PER SHARE (BASIC AND DILUTED)      $     0.01    $    (0.03)
                                                  ==========    ==========

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                      SIX MONTHS ENDED
                                                      ----------------
                                                   3/31/98           3/31/97
                                                   -------           --------
    CASH FLOWS FROM OPERATING ACTIVITIES:
    NET INCOME (LOSS)                                $   107,807   $(  218,819)
    ADJUSTMENTS TO RECONCILE NET INCOME TO
     NET CASH PROVIDED BY OPERATING ACTIVITIES
        DEPRECIATION AND AMORTIZATION                     46,439        52,605
        CHANGES IN OPERATING ACTIVITIES:
                (INCR) DECR IN ACCOUNTS RECEIVABLE    (  541,597)   (  136,936)
          (INCR) DECR IN INVENTORY                       739,189    (  382,246)
          (INCR) DECR IN OTHER ASSETS                 (    2,403)   (    4,233)
          (DECR) INCR IN ACCOUNTS PAYABLE AND
                 ACCRUED EXPENSES                         43,867       119,345
          (DECR) INCR IN  ACCRUED INCOME TAX          (   44,500)   (  127,100)
                                                     -----------   -----------
    NET CASH PROVIDED (USED) BY
    OPERATING ACTIVITIES                                 348,802    (  697,384)
                                                     -----------   -----------

    CASH FLOWS FROM INVESTING ACTIVITIES:
    PURCHASE OF PROPERTY, PLANT & EQUIPMENT           (  128,575)   (    2,339)
    SALES OF INVESTMENTS - NET                            14,335             0
                                                     -----------   -----------

    NET CASH FROM (USED BY)
    INVESTING ACTIVITIES                              (  114,240)   (    2,339)
                                                     -----------   -----------
    CASH FLOWS FROM FINANCING ACTIVITIES:
    PURCHASE OF OUTSTANDING SHARES                    (  232,516)            0
    PRINCIPAL PAYMENT OF CAPITAL LEASE                (   14,510)   (   11,518)
                                                     -----------   -----------
                                                      (  247,026)   (   11,518)

    NET (DECREASE) IN CASH                            (   12,464)   (  711,241)
    CASH AT BEGINNING OF PERIOD                        1,511,013     1,721,839
                                                     -----------   -----------


    CASH AT END OF PERIOD                            $ 1,498,549   $ 1,010,598
                                                    ============  ============

    SUPPLEMENTAL CASH FLOW INFORMATION:
       CASH PAID DURING THE PERIOD                   $     1,231   $         0
          FOR INTEREST                              ============  ============
       CASH PAID DURING THE PERIOD FOR INCOME
          TAXES                                      $    30,000   $         0
                                                    ============  ============

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

    1.  BASIS OF PRESENTATION
        THE ACCOMPANYING UNAUDITED FINANCIAL STATEMENTS HAVE BEEN PREPARED IN ACCORDANCE WITH THE INSTRUCTIONS TO FORM 10-Q AND DO NOT INCLUDE ALL OF THE INFORMATION AND FOOTNOTES REQUIRED BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR COMPLETE FINANCIAL STATEMENTS. IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS (CONSISTING OF NORMAL RECURRING ACCRUALS) CONSIDERED NECESSARY FOR A FAIR PRESENTATION HAVE BEEN INCLUDED. OPERATING RESULTS FOR THE SIX MONTHS ENDED MARCH 31, 1998 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS THAT MAY BE EXPECTED FOR THE FISCAL YEAR ENDING SEPTEMBER 30,1998. FOR FURTHER INFORMATION REFER TO THE CONSOLIDATED FINANCIAL STATEMENTS AND FOOTNOTES THERETO INCLUDED IN THE COMPANY'S ANNUAL REPORT IN FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997.

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

    (C) RESEARCH AND DEVELOPMENT COSTS-
        ALL RESEARCH AND DEVELOPMENT COSTS ARE CHARGED TO EXPENSE AS
        INCURRED.

    (D) EARNINGS PER COMMON SHARE-
        EARNINGS PER COMMON SHARE ARE COMPUTED BASED ON WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING DURING EACH PERIOD.

    (E) INVENTORIES-
        INVENTORIES CONSIST OF THE FOLLOWING:
                                                    3/31/98      9/30/97
                                                  ----------    ----------
                  RAW MATERIALS                   $1,675,890    $1,695,962
                  WORK IN PROCESS                  4,057,078     4,109,569
                  FINISHED GOODS                   1,118,749     1,785,375
                                                  ----------    ----------
                                                  $6,851,717    $7,590,906
                                                  ==========    ==========
    (F) INVESTMENTS -

        INVESTMENTS INCLUDE PRIVATE EXPORT FUNDING CORPORATION (PEFCO) NOTES. THESE NOTES ARE GUARANTEED BY THE EXPORT-IMPORT BANK OF THE UNITED STATES, AN AGENCY OF THE UNITED STATES. THE COMPANY HAS CLASSIFIED THESE SECURITIES AS "HELD-TO-MATURITY" SECURITIES, IN ACCORDANCE WITH STATEMENT OF FINANCIAL ACCOUNTING STANDARDS

        (SFAS) NO. 115, "ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES". HELD-TO-MATURITY SECURITIES ARE RECORDED AT AMORTIZED COST. AMORTIZATION OF RELATED DISCOUNTS OR PREMIUMS IS INCLUDED IN THE DETERMINATION OF NET INCOME.

    3.  INCOME TAXES:

        DURING 1995, IT WAS DETERMINED THAT CONTINUED OPERATIONS OF ITS INTEREST CHARGE-DOMESTIC INTERNATIONAL SALES CORPORATION (IC-DISC) SUBSIDIARY'S ELECTION WAS NO LONGER ADVANTAGEOUS TO THE COMPANY. ACCORDINGLY, THE TAX ELECTION OF THE SUBSIDIARY WAS DISCONTINUED AND ITS RETAINED EARNINGS OF APPROXIMATELY $3,200,000 WERE DISTRIBUTED TO THE COMPANY. REGULATIONS PROVIDE FOR THE TAXATION OF SUCH DISTRIBUTION OVER A TEN YEAR PERIOD IN EQUAL ANNUAL INCREMENTS OF APPROXIMATELY $320,000 PER YEAR. UPON THE ASSUMPTION THE COMPANY'S BUSINESS IS PROFITABLE THROUGHOUT THE REMAINING SEVEN YEARS OF THE TEN YEAR PERIOD, EXCLUDING SUCH INCREMENTAL INCOME, THE AGGREGATE INCOME TAX PAYABLE AS A CONSEQUENCE OF SUCH DISTRIBUTION WILL APPROXIMATE A MAXIMUM OF $860,000. INTEREST WILL NO LONGER ACCRUE ON THE UNPAID PORTION OF THE TAX AMOUNT.

    4.  PREFERRED STOCK:

        THE COMPANY HAS 500,000 AUTHORIZED SHARES OF PREFERRED STOCK, NO PAR VALUE, THAT MAY BE ISSUED AT SUCH TERMS AND PROVISIONS AS DETERMINED BY THE BOARD OF DIRECTORS. NONE ARE OUTSTANDING.

    5.  STOCK OPTIONS:

        AS OF DECEMBER 31, 1997 THE COMPANY HAD AUTHORIZED 100,000 SHARES FOR NON-QUALIFIED STOCK OPTIONS. NONE HAVE BEEN ISSUED.

    6.  CHANGES IN ACCOUNTING POLICIES:

        IN FEBRUARY 1997, THE FINANCIAL ACCOUNTING STANDARDS BOARD (THE "FASB") ISSUED STATEMENT OF FINANCIAL ACCOUNTING STANDARDS ("SFAS") NO. 128, "EARNINGS PER SHARE" ("SFAS 128"). SFAS 128 SIMPLIFIES THE STANDARDS FOR COMPUTING EARNINGS PER SHARE AND IS EFFECTIVE FOR FINANCIAL STATEMENTS FOR BOTH INTERIM AND ANNUAL PERIODS ENDING AFTER DECEMBER 15, 1997. EARLIER APPLICATION IS NOT PERMITTED. THE ADOPTION OF SFAS 128 IS NOT EXPECTED TO HAVE A MATERIAL IMPACT ON THE COMPANY'S PREVIOUSLY REPORTED EARNINGS PER SHARE.

        IN JUNE 1997, THE FASB ISSUED SFAS NO. 130, "REPORTING COMPREHENSIVE INCOME" (SFAS NO. 130"). SFAS NO. 130 ESTABLISHES STANDARDS FOR REPORTING AND DISPLAY OF COMPREHENSIVE INCOME AND ITS COMPONENTS IN THE FINANCIAL STATEMENTS. SFAS NO. 130 IS EFFECTIVE FOR FISCAL YEARS BEGINNING AFTER DECEMBER 15, 1997. RECLASSIFICATION OF FINANCIAL STATEMENTS FOR EARLIER PERIODS PROVIDED FOR COMPARATIVE PURPOSES IS REQUIRED. SUNAIR IS IN THE PROCESS OF DETERMINING ITS PREFERRED FORMAT. THE ADOPTION OF SFAS

        NO. 130 WILL HAVE NO IMPACT ON SUNAIR'S CONSOLIDATED RESULTS OF OPERATIONS, FINANCIAL POSITION OR CASH FLOWS.

        IN JUNE 1997, THE FASB ISSUED SFAS NO. 131, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION" ("SFAS NO. 131"). SFAS NO. 131 ESTABLISHED STANDARDS FOR THE WAY THAT PUBLIC BUSINESS ENTERPRISES REPORT INFORMATION ABOUT OPERATING SEGMENTS IN ANNUAL FINANCIAL STATEMENTS AND REQUIRES THAT THOSE ENTERPRISES REPORT SELECTED INFORMATION ABOUT OPERATING SEGMENTS IN INTERIM FINANCIAL REPORTS ISSUED TO SHAREHOLDERS. IT ALSO ESTABLISHES STANDARDS FOR RELATED DISCLOSURES ABOUT PRODUCTS AND SERVICES, GEOGRAPHIC AREAS, AND MAJOR CUSTOMERS. SFAS NO. 131 IS EFFECTIVE FOR FINANCIAL STATEMENTS FOR FISCAL YEARS BEGINNING AFTER DECEMBER 15, 1997. FINANCIAL STATEMENT DISCLOSURES FOR PRIOR PERIODS ARE REQUIRED TO BE RESTATED. SUNAIR IS IN THE PROCESS OF EVALUATING THE DISCLOSURE REQUIREMENTS. THE ADOPTION OF SFAS NO. 131 WILL HAVE NO IMPACT ON SUNAIR'S CONSOLIDATED RESULTS OF OPERATIONS, FINANCIAL POSITION OR CASH FLOWS.

    7.  FINANCIAL INSTRUMENTS:

        THE CARRYING AMOUNTS OF CASH AND CASH EQUIVALENTS, ACCOUNTS RECEIVABLE, LOANS PAYABLE, ACCOUNTS PAYABLE AND ACCRUED INCOME TAXES PAYABLE APPROXIMATE FAIR VALUE DUE TO THE SHORT MATURITY OF THE INSTRUMENTS AND RESERVES FOR POTENTIAL LOSSES, AS APPLICABLE.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

        LIQUIDITY:
        ----------

        DURING THE FIRST SIX MONTHS OF THE CURRENT FISCAL YEAR ENDING MARCH 31, 1998, THE COMPANY MAINTAINED CASH AND SHORT TERM INVESTMENTS MORE THAN ADEQUATE TO COVER KNOWN REQUIREMENTS, UNFORESEEN EVENTS OR UNCERTAINTIES THAT MIGHT OCCUR. DURING THE SIX MONTH PERIOD, CASH AND SHORT TERM INVESTMENTS MAINTAINED AN AVERAGE BALANCE OF $1,248,000, COMPARED TO AN AVERAGE BALANCE OF $1,277,000 FOR THE TWELVE MONTHS ENDED SEPTEMBER 30,1997 OR AN AVERAGE BALANCE OF $1,626,000 FOR THE TWELVE MONTHS ENDED SEPTEMBER 30, 1996. SHORT TERM INVESTMENTS ARE TAX EXEMPT MONEY MARKET FUNDS THAT ARE READILY AVAILABLE FOR IMMEDIATE USE SHOULD THE OCCASION ARISE. IT IS ANTICIPATED THAT THE COMPANY WILL REMAIN AS LIQUID DURING THE REST OF FISCAL 1998. INVENTORIES CONTAIN NO OBSOLESCENCE AS ADJUSTMENTS ARE MADE AS THEY OCCUR. ACCOUNTS AND NOTES RECEIVABLE CONTAIN NO BAD DEBTS. INTERIM RESERVES ARE MAINTAINED TO COVER CANCELLATION CHARGES UNPAID AND ANY FREIGHT CHARGE DISPUTES. ALL MONETARY TRANSACTIONS ARE IN U.S. DOLLARS AND NO LETTERS OF CREDIT INVOLVE FOREIGN EXCHANGE.

        CAPITAL RESOURCES:
        ------------------

        DURING THE FIRST SIX MONTHS OF THE CURRENT FISCAL YEAR, THE COMPANY EXPENDED $128,575 FOR CAPITAL ASSETS. NO EXPENDITURES ARE CONTEMPLATED FOR PLANT EXPANSION OR EXTENSIVE MAINTENANCE. THE COMPANY HAS NO LONG TERM DEBT AND NONE IS CONTEMPLATED OTHER THAN THE LEASE OF THE COMPUTER. LIABILITIES CONSIST OF CURRENT ACCOUNTS PAYABLE AND EXPENSES RELATED TO THE CURRENT ACCOUNTING PERIOD AND THE CAPITAL LEASE.

        RESULTS OF OPERATIONS:
        ----------------------

        DURING THE SECOND QUARTER OF THE CURRENT FISCAL YEAR ENDED MARCH 31, 1998, SHIPMENTS WERE $1,221,003 UP FROM $1,148,170 FOR THE QUARTER ENDED DECEMBER 31, 1997. SHIPMENTS FOR THE SIX MONTHS ENDED MARCH 31, 1998 WERE $2,369,173, UP FROM $1,002,860, OR 136.2% FOR THE SAME PERIOD ONE YEAR AGO AND UP $368,801 OR 18.4% FROM THE SIX MONTHS ENDED MARCH 31, 1996. EXPORT SHIPMENTS FOR THE SIX MONTHS ENDED MARCH 31, 1998 WERE $552,217 OR 23.3% OF TOTAL SALES, UP $138,171 OR 33.4% FROM THE SAME PERIOD ONE YEAR AGO. DOMESTIC SHIPMENTS FOR THE FIRST SIX MONTHS OF THE CURRENT FISCAL YEAR WERE $1,816,956 OR 208.6% AHEAD OF SHIPMENTS FOR THE SAME PERIOD ONE YEAR AGO OF $588,814.

        ----------------------

        SHIPMENTS FOR THE FIRST 6 MONTHS WERE HIGHER THAN LAST YEAR AT THIS TIME DUE TO ORDERS RECEIVED IN THE FOURTH QUARTER OF FISCAL 1997 WHICH RESULTED IN A BACKLOG AT SEPTEMBER 30, 1997 OF $1,796,000. THE BACKLOG FOR THE QUARTER OF FISCAL 1998 ENDED MARCH 31, 1998 WAS $426,000. NEGOTIATIONS CONTINUE FOR CONTRACTS WITH BOTH DOMESTIC AND INTERNATIONAL CUSTOMERS. THE COMPANY CONTINUES TO BE OPTIMISTIC ABOUT FUTURE REQUIREMENTS EVEN THOUGH THE PROCUREMENT CYCLE CONTINUES TO BE EXTREMELY LONG. NEW MARKET OPPORTUNITIES ARE BEING PURSUED IN CENTRAL AMERICA AND OTHER GEOGRAPHIC AREAS NOT COVERED PREVIOUSLY AND THE COMPANY IS OPTIMISTIC FOR INCREASED BUSINESS FOR THESE AREAS.

        AS DISCUSSED IN OUR REPORT ON FORM 10K FOR FISCAL YEAR ENDED SEPTEMBER 30, 1997, GMDSS (GLOBAL MARINE DISTRESS AND SAFETY SYSTEM) CAPABILITY HAS BEEN ADDED TO OUR PRODUCT LINE TO ADDRESS FUTURE REQUIREMENTS MANDATED FOR THE YEAR 1999 AND BEYOND. THIS PRODUCT WAS DEVELOPED BY THE COMPANY AT A COST OF APPROXIMATELY $60,000.

        GENERAL AND ADMINISTRATIVE EXPENSES DECREASED $167,804 FROM THE SAME PERIOD ONE YEAR AGO DUE TO DECREASED PERSONNEL AND DECREASED R&D EXPENSES. THE DIRECT LABOR FORCE CONTINUES AT A REDUCED LEVEL DUE TO SUFFICIENT INVENTORY LEVELS IN FINISHED GOODS.

        THE COMPANY HAS INVESTIGATED THE PENDING YEAR 2000 PROBLEM AND DETERMINED THE ISSUE WILL NOT HAVE A MATERIAL IMPACT ON ITS BUSINESS OPERATIONS OR ITS FINANCIAL CONDITION. THE COMPANY DOES, HOWEVER, PLAN TO REPLACE OLDER SOFTWARE WITH STATE-OF-THE-ART SOFTWARE IN THE YEAR 1999 FOR MORE EFFICIENT OPERATIONS AND INVENTORY CONTROL. THE COST FOR THIS PROJECT IS ESTIMATED AT APPROXIMATELY $75,000.

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


                                                SUNAIR ELECTRONICS, INC.


                                                /S/ ROBERT URICHO, JR.
DATE  MAY 12, 1998                              -----------------------------
                                                ROBERT URICHO, JR., PRINCIPAL
                                                EXECUTIVE OFFICER


                                                /S/ SYNNOTT B. DURHAM
DATE  MAY 12, 1998                              -----------------------------
                                                SYNNOTT B. DURHAM, PRINCIPAL
                                                ACCOUNTING OFFICER