Form 10-Q
period 1998-06-30
SUNAIR ELECTRONICS INC
filed 1998-08-14
CIK 95366

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED JUNE 30, 1998                COMMISSION FILE NUMBER 1-4334
                  **************                               *************

                            SUNAIR ELECTRONICS, INC.
********************************************************************************
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

           CLASS                                     OUTSTANDING AT
*****************************                 ****************************
COMMON STOCK, $0.10 PAR VALUE                  06/30/98 - 3,776,270 SHARES

                     SUNAIR ELECTRONICS, INC. AND SUBSIDIARY

                                      INDEX
                                      *****
                                                                       PAGE NO.
                                                                       ********
       PART I.   FINANCIAL INFORMATION:

             CONSOLIDATED CONDENSED BALANCE SHEETS - -
                      JUNE 30, 1998 AND SEPTEMBER 30, 1997               3

             CONSOLIDATED CONDENSED STATEMENTS OF INCOME - -
                      NINE MONTHS ENDED JUNE 30, 1998 AND 1997.          4

             CONSOLIDATED CONDENSED STATEMENTS OF INCOME - -
                      THREE MONTHS ENDED JUNE 30, 1998 AND 1997          5

             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS -
                      NINE MONTHS ENDED JUNE 30, 1998 AND 1997           6

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL
                      STATEMENTS                                        7-9

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                      CONSOLIDATED CONDENSED STATEMENTS               10 -11

       PART II.  OTHER INFORMATION                                      12

                          PART I. FINANCIAL INFORMATION

                     SUNAIR ELECTRONICS, INC. AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

    ASSETS                                         06/30/98      9/30/97
    ------                                         --------      -------

    CURRENT ASSETS:
    ---------------
       CASH AND CASH EQUIVALENTS                 $ 1,274,323   $ 1,511,013
       ACCOUNTS AND NOTES RECEIVABLE                 523,620       430,294
       INVENTORIES                                 6,995,263     7,590,906
       PREPAID EXPENSES AND OTHER
        CURRENT ASSETS                                79,204        55,863
                                                 -----------   -----------

          TOTAL CURRENT ASSETS                     8,872,410     9,588,076
                                                 -----------   -----------

    INVESTMENT IN MARKETABLE SECURITIES            3,138,921     3,160,423
    -----------------------------------

    PROPERTY, PLANT AND EQUIPMENT-NET                987,671       915,277
    ---------------------------------


    TOTAL ASSETS                                 $12,999,002   $13,663,776
    ============                                 ===========   ===========


    LIABILITIES & SHAREHOLDERS' EQUITY
    ----------------------------------

    CURRENT LIABILITIES:
    --------------------

       ACCOUNTS PAYABLE AND ACCRUED EXPENSES     $   228,424   $   304,980
       CURRENT PORTION OF CAPITALIZED LEASE           14,015        24,585
       CURRENT PORTION OF INCOME TAXES PAYABLE         1,214        29,614
                                                 -----------   -----------

          TOTAL CURRENT LIABILITIES                  243,653       359,179
                                                 -----------   -----------

    LONG-TERM LIABILITIES:
    ----------------------

       LONG-TERM PORTION OF CAPITAL LEASE                  0         8,178
       LONG-TERM PORTION OF INCOME TAXES PAYABLE     766,700       860,000
                                                 -----------   -----------

          TOTAL LONG-TERM LIABILITIES                766,700       868,178
                                                 -----------   -----------


    STOCKHOLDERS' EQUITY
    --------------------
       PREFERRED STOCK, NO PAR VALUE,
          500,000 SHARES AUTHORIZED,
          NO SHARES ISSUED                                 0             0
       COMMON STOCK, $.10 PAR VALUE,
          6,000,000 SHARES AUTHORIZED,
          3,776,270 and 3,932,370 SHARES ISSUED
          and Outstanding at 6/30/98 and
          9/30/97 respectively                       377,627       393,237
       ADDITIONAL PAID-IN-CAPITAL                  2,606,899     2,606,899
       RETAINED EARNINGS                           9,004,123     9,436,283
                                                ------------   -----------
                                                  11,988,649    12,436,419

    TOTAL LIABILITIES & SHAREHOLDERS' EQUITY     $12,999,002   $13,663,776
    ========================================     ===========   ===========

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                     NINE MONTHS ENDED
                                                     -----------------
                                                   06/30/98       6/30/97
                                                   --------       -------

    SALES                                         $2,929,164    $2,891,983
    COST OF SALES                                  2,130,156     1,950,418
                                                  ----------    ----------

    GROSS PROFIT                                     799,008       941,565
    SELLING, GENERAL & ADMINISTRATIVE EXPENSES       958,544     1,079,309
                                                  ----------    ----------

    OPERATING Loss                                 ( 159,536)    ( 137,744)
    OTHER INCOME:
       INTEREST INCOME                               188,434       177,642
       INTEREST EXPENSE                            (   1,491)    (   2,848)
       OTHER, NET                                      5,486         2,953
                                                  ----------    ----------

    INCOME BEFORE PROVISION
    FOR INCOME TAXES                                  32,893        40,003

    PROVISION FOR
     INCOME TAXES                                      1,300         3,200
                                                  ----------    ----------


    NET INCOME                                    $   31,593    $   36,803
                                                  ==========    ==========

    WEIGHTED AVERAGE NUMBER OF COMMON              3,869,414     3,932,370
    SHARES OUTSTANDING
    NET INCOME PER SHARE (BASIC AND DILUTED)      $     0.01    $     0.01
                                                  ==========    ==========

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                     THREE MONTHS ENDED
                                                     ------------------
                                                   06/30/98      06/30/97
                                                   --------      --------

    SALES                                         $  559,991    $1,889,123
    COST OF SALES                                    390,504     1,250,120
                                                  ----------    ----------

    GROSS PROFIT                                     169,487       639,003
    SELLING, GENERAL & ADMINISTRATIVE EXPENSES       357,130       310,091
                                                  ----------    ----------

    OPERATING INCOME (LOSS)                        ( 187,643)      328,912
    OTHER INCOME:
       INTEREST INCOME                                61,835        57,000
       INTEREST EXPENSE                                  340     (     820)
       OTHER, NET                                      2,054           830
                                                  -----------    ---------

    INCOME BEFORE PROVISION
     (BENEFIT) FOR INCOME TAXES                    ( 123,414)      385,922

    PROVISION (BENEFIT) FOR
     INCOME TAXES                                  (  47,200)      130,300
                                                  ----------    ----------


    NET INCOME (LOSS)                             $(  76,214)   $  255,622
                                                  ==========    ==========

    WEIGHTED AVERAGE NUMBER OF COMMON SHARES
     OUTSTANDING                                   3,817,622     3,932,370
    NET INCOME PER SHARE (BASIC AND DILUTED)      $    (0.02)   $     0.07
                                                  ==========    ==========

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                     NINE MONTHS ENDED
                                                     -----------------
                                                   06/30/98      06/30/97
                                                   --------      --------

    CASH FLOWS FROM OPERATING ACTIVITIES:
    NET INCOME (LOSS)                           $    31,593   $    36,803
    ADJUSTMENTS TO RECONCILE NET INCOME TO
     NET CASH PROVIDED BY OPERATING ACTIVITIES
        DEPRECIATION AND AMORTIZATION                68,398        75,579
        CHANGES IN OPERATING ACTIVITIES:
          (INCR) ACCOUNTS RECEIVABLE             (   93,326)   (1,119,778)
          DECR IN INVENTORY                         595,643       237,291
          (INCR) DECR IN OTHER ASSETS            (   23,339)       72,157
          (DECR) INCR IN ACCOUNTS PAYABLE AND
                 ACCRUED EXPENSES                (   76,559)   (   39,616)
          (DECR) INCR IN  ACCRUED INCOME TAX     (  121,700)   (    3,200)
                                                -----------    ----------

    NET CASH PROVIDED (USED) BY
    OPERATING ACTIVITIES                            380,710    (  734,364)
                                                -----------    ----------

    CASH FLOWS FROM INVESTING ACTIVITIES:
    PURCHASE OF PROPERTY, PLANT & EQUIPMENT      (  140,792)   (    8,798)
    SALES OF INVESTMENTS - NET                       21,502            0
                                                -----------    ----------

    NET CASH  USED BY
    INVESTING ACTIVITIES                         (  119,290)   (    8,798)
                                                -----------    ----------

    CASH FLOWS FROM FINANCING ACTIVITIES:
    PURCHASE OF OUTSTANDING SHARES               (  479,362)            0
    PRINCIPAL PAYMENT OF CAPITAL LEASE           (   18,748)   (   17,444)
                                                -----------    ----------
    NET CASH USED BY FINANCING ACTIVITIES:       (  498,110)   (   17,444)

    NET (DECREASE) IN CASH                        (236,690)    (  760,606)
    CASH AT BEGINNING OF PERIOD                   1,511,013     1,721,839
                                                -----------    ----------


    CASH AT END OF PERIOD                       $ 1,274,323   $   961,233
                                                ===========    ==========

    SUPPLEMENTAL CASH FLOW INFORMATION:
       CASH PAID DURING THE PERIOD              $     1,491   $         0
          FOR INTEREST                          ============  ===========
       CASH PAID DURING THE PERIOD FOR INCOME
          TAXES                                 $   118,000   $         0
                                                ============  ===========

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

    1.  BASIS OF PRESENTATION
        THE ACCOMPANYING UNAUDITED FINANCIAL STATEMENTS HAVE BEEN PREPARED IN ACCORDANCE WITH THE INSTRUCTIONS TO FORM 10-Q AND DO NOT INCLUDE ALL OF THE INFORMATION AND FOOTNOTES REQUIRED BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR COMPLETE FINANCIAL STATEMENTS. IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS (CONSISTING OF NORMAL RECURRING ACCRUALS) CONSIDERED NECESSARY FOR A FAIR PRESENTATION HAVE BEEN INCLUDED. OPERATING RESULTS FOR THE NINE MONTHS ENDED JUNE 30, 1998 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS THAT MAY BE EXPECTED FOR THE FISCAL YEAR ENDING SEPTEMBER 30,1998. FOR FURTHER INFORMATION REFER TO THE CONSOLIDATED FINANCIAL STATEMENTS AND FOOTNOTES THERETO INCLUDED IN THE COMPANY'S ANNUAL REPORT IN FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997.

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

    (C) RESEARCH AND DEVELOPMENT COSTS-
        ALL RESEARCH AND DEVELOPMENT COSTS ARE CHARGED TO EXPENSE AS
        INCURRED.

    (D) EARNINGS PER COMMON SHARE-
        EARNINGS PER COMMON SHARE ARE COMPUTED BASED ON WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING DURING EACH PERIOD.

    (E) INVENTORIES-
        INVENTORIES CONSIST OF THE FOLLOWING:
                                                    06/30/98      9/30/97
                                                  ----------    ---------
                  RAW MATERIALS                   $1,650,488    $1,695,962
                  WORK IN PROCESS                  4,244,790     4,109,569
                  FINISHED GOODS                   1,099,985     1,785,375
                                                  ----------    ----------
                                                  $6,995,263    $7,590,906
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

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

        LIQUIDITY:
        ----------

        DURING THE FIRST NINE MONTHS OF THE CURRENT FISCAL YEAR ENDING JUNE 30, 1998, THE COMPANY MAINTAINED CASH AND SHORT TERM INVESTMENTS MORE THAN ADEQUATE TO COVER KNOWN REQUIREMENTS, UNFORESEEN EVENTS OR UNCERTAINTIES THAT MIGHT OCCUR. DURING THE NINE MONTH PERIOD, CASH AND SHORT TERM INVESTMENTS MAINTAINED AN AVERAGE BALANCE OF $1,361,000, COMPARED TO AN AVERAGE BALANCE OF $1,277,000 FOR THE TWELVE MONTHS ENDED SEPTEMBER 30,1997 OR AN AVERAGE BALANCE OF $1,626,000 FOR THE TWELVE MONTHS ENDED SEPTEMBER 30, 1996. SHORT TERM INVESTMENTS ARE TAX EXEMPT MONEY MARKET FUNDS THAT ARE READILY AVAILABLE FOR IMMEDIATE USE SHOULD THE OCCASION ARISE. IT IS ANTICIPATED THAT THE COMPANY WILL REMAIN AS LIQUID DURING THE REST OF FISCAL 1998. INVENTORIES CONTAIN NO OBSOLESCENCE AS ADJUSTMENTS ARE MADE AS THEY OCCUR. ACCOUNTS AND NOTES RECEIVABLE CONTAIN NO BAD DEBTS. INTERIM RESERVES ARE MAINTAINED TO COVER CANCELLATION CHARGES UNPAID AND ANY FREIGHT CHARGE DISPUTES. ALL MONETARY TRANSACTIONS ARE IN U.S. DOLLARS AND NO LETTERS OF CREDIT INVOLVE FOREIGN EXCHANGE.

        CAPITAL RESOURCES:
        ------------------

        DURING THE FIRST NINE MONTHS OF THE CURRENT FISCAL YEAR, THE COMPANY EXPENDED $140,792 FOR CAPITAL ASSETS. NO EXPENDITURES ARE CONTEMPLATED FOR PLANT EXPANSION OR EXTENSIVE MAINTENANCE. THE COMPANY HAS NO LONG TERM DEBT AND NONE IS CONTEMPLATED. LIABILITIES CONSIST OF CURRENT ACCOUNTS PAYABLE AND EXPENSES RELATED TO THE CURRENT ACCOUNTING PERIOD AND THE CAPITAL LEASE.

        RESULTS OF OPERATIONS:
        ----------------------

        DURING THE THIRD QUARTER OF THE CURRENT FISCAL YEAR ENDED JUNE 30, 1998, SHIPMENTS WERE $559,991 DOWN FROM $1,221,003 FOR THE QUARTER ENDED MARCH 31, 1998. SHIPMENTS FOR THE NINE MONTHS ENDED JUNE 30, 1998 WERE $2,929,164, UP FROM $2,891,983, OR 1.3% FOR THE SAME PERIOD ONE YEAR AGO AND UP $465,797 OR 18.9% FROM THE NINE MONTHS ENDED JUNE 30, 1996. EXPORT SHIPMENTS FOR THE NINE MONTHS ENDED JUNE 30, 1998 WERE $807,626 OR 27.6% OF TOTAL SALES, DOWN $1,054,110 OR 56.6% FROM THE SAME PERIOD ONE YEAR AGO. DOMESTIC SHIPMENTS FOR THE FIRST NINE MONTHS OF THE CURRENT FISCAL YEAR WERE $2,121,538 OR 105.9% AHEAD OF SHIPMENTS FOR THE SAME PERIOD ONE YEAR AGO OF $1,030,247.

        ----------------------

        SHIPMENTS FOR THE FIRST NINE MONTHS WERE SLIGHTLY HIGHER THAN LAST YEAR AT THIS TIME DUE TO ORDERS RECEIVED IN THE FOURTH QUARTER OF FISCAL 1997 WHICH RESULTED IN A BACKLOG AT SEPTEMBER 30, 1997 OF $1,796,000. THE BACKLOG FOR THE QUARTER OF FISCAL 1998 ENDED JUNE 30, 1998 WAS $668,000. NEGOTIATIONS CONTINUE FOR CONTRACTS WITH BOTH DOMESTIC AND INTERNATIONAL CUSTOMERS. THE COMPANY CONTINUES TO BE OPTIMISTIC ABOUT FUTURE REQUIREMENTS EVEN THOUGH THE PROCUREMENT CYCLE CONTINUES TO BE EXTREMELY LONG DUE TO THE COMPLEXITY OF THE DESIGN OF THE SYSTEM REQUIREMENTS EXPERIENCED IN THE MARKET TODAY. NEW MARKET OPPORTUNITIES ARE BEING PURSUED IN CENTRAL AND SOUTH AMERICA AND OTHER GEOGRAPHIC AREAS NOT COVERED PREVIOUSLY AND THE COMPANY HAS REALIZED SOME BUSINESS FROM THESE AREAS AND CONTINUES TO BE OPTIMISTIC FOR INCREASED BUSINESS IN THE FUTURE.

        AS DISCUSSED IN OUR REPORT ON FORM 10K FOR FISCAL YEAR ENDED SEPTEMBER 30, 1997, GMDSS (GLOBAL MARINE DISTRESS AND SAFETY SYSTEM) CAPABILITY HAS BEEN ADDED TO OUR PRODUCT LINE TO ADDRESS FUTURE REQUIREMENTS MANDATED FOR THE YEAR 1999 AND BEYOND. THIS PRODUCT WAS DEVELOPED BY THE COMPANY AT A COST OF APPROXIMATELY $60,000.

        GENERAL AND ADMINISTRATIVE EXPENSES DECREASED $116,765 FROM THE SAME PERIOD ONE YEAR AGO DUE TO DECREASED PERSONNEL AND DECREASED R&D EXPENSES. THE DIRECT LABOR FORCE CONTINUES AT A REDUCED LEVEL DUE TO SUFFICIENT INVENTORY LEVELS IN FINISHED GOODS TO MEET CURRENT DELIVERIES.

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

        THIS QUARTER THE COMPANY BEGAN THE NECESSARY STEPS TO BECOME ISO- 9000 REGISTERED AND CURRENTLY IS PROCEEDING WITH THE NECESSARY DOCUMENTATION AND AUDIT PROCEDURES TO ACCOMPLISH REGISTRATION BY LATE 1998 OR EARLY 1999.

                            PART II OTHER INFORMATION

5.  OTHER INFORMATION

    NONE

6.  EXHIBITS AND REPORTS ON FORM 8-K

    NONE

                                   SIGNATURES
                                   ----------



PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE ACT OF
1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                                SUNAIR ELECTRONICS, INC.


                  AUG 11, 1998                  /S/ ROBERT URICHO, JR.
DATE____________________________________        -------------------------------
                                                ROBERT URICHO, JR., PRINCIPAL
                                                EXECUTIVE OFFICER


                  AUG 11, 1998                  /S/ SYNNOTT B. DURHAM
DATE____________________________________        -------------------------------
                                                SYNNOTT B. DURHAM, PRINCIPAL
                                                ACCOUNTING OFFICER