Form 10-K
period 1998-09-30
SUNAIR ELECTRONICS INC
filed 1998-12-29
CIK 95366

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 1998

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

                                                       None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant approximated $2,848,842 as of December 1, 1998 based on the closing price of stock on the American Stock Exchange on said date.

Registrant's common stock - par value 10 cents, outstanding as of December 1, 1998 - 3,743,270 shares.

Documents Incorporated by Reference:
Portions of the annual shareholders' report for the years ended September 30, 1998 and September 30, 1997 and related proxy statements are incorporated by reference into Parts I and II.

This Annual Report on Form 10-K has 21 pages. The exhibit index (Item 14a) is on page 20.

                                     PART I
                                     ------


ITEM 1.  BUSINESS
-----------------

General
-------

Sunair Electronics, Inc. is a Florida corporation organized in 1956. It is engaged in the design, manufacture and sale of high frequency single sideband communications equipment utilized for long range voice and data communications in fixed station, airborne, mobile and marine "para-military" applications.

Markets
-------

Sunair products are marketed both domestically and internationally and are primarily intended for strategic military and other governmental applications. Sales are executed direct through systems engineering companies, worldwide commercial and business airframe manufacturers or direct to the U.S. Government for foreign military assistance.

Products
--------

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

Distribution
------------

Sunair sells through a network of dealers and representatives located throughout the United States and over 100 other nations. In addition, sales are made on a direct basis to segments of the U.S. government. A substantial amount of the Company's sales are made to customers outside the United States and are handled through its wholly owned subsidiary, Sunair International Sales Corp. The Company maintains a sales and service organization geared to train and assist not only its dealers, but larger governmental users throughout the world. Training programs are conducted at the Company's facilities and in the field.

The following is included to supplement the business information.

a. Sunair competes with other US and foreign companies several of which have substantially greater sales and assets than Sunair.

b. The backlog of unfilled orders of the Company as of September 30 is as follows:
                                   1998                        1997
                                   ----                        ----
                                 $ 245,844                  $1,796,474

All orders at September 30, 1998 are expected to be shipped within the current fiscal year. Sunair attempts to fill most orders from its finished goods stock and thus does not look to backlog as a major indication of activity.

c. Raw materials, purchased parts and related items are available from various suppliers located throughout the country. Management believes that the items required in the manufacture of its electronic equipment are available in sufficient quantities to meet manufacturing requirements with some extended deliveries.

d. The Company maintains an engineering department which included four engineers and two other technical personnel in 1998. During the fiscal years ended September 30, 1996, 1997 and 1998, Sunair expended $115,000, $278,000, and
$142,000 respectively, on product development and engineering.

e. The Company had 44 active full time employees at the end of the fiscal year.

f. In the opinion of the Company, its business is subject to limited seasonal variation.

g. Essentially all export sales are covered by irrevocable letters of credit or sight drafts. It is believed that over 80% of the non-US Government sales ultimately enter the export market either directly or via resale by domestic customers. For amounts of export sales by geographic area, sales to governmental agencies of the U.S. and to foreign governments for the years ended September 30, 1998, 1997 and 1996, see Note 7 to the consolidated financial statements included in Item 8 herein.

ITEM 2. PROPERTIES
------------------

Manufacturing, Sales and Administrative operations are conducted in Fort Lauderdale, Florida within two concrete block buildings containing approximately 67,700 sq. ft. of floor space on approximately 10 acres of land, all of which is owned in fee simple by the Company.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

No matters were submitted during the fourth quarter of the fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.


                                     PART II
                                     -------

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
-------------------------------------------------------------------------
MATTERS
-------

(a) The following table sets forth the high and low sale price of the Company's common stock as traded on the American Stock Exchange under the symbol SNR.


                                              1998
                                              ----
                  1st Qtr.         2nd Qtr.            3rd Qtr.      4th Qtr.
                 ------------     ------------       ------------    -----------

High               3 1/8              3 3/8             3 1/8               3
Low                2 9/16           2 15/16           2 13/16           1 7/8

                                              1997
                                              ----
                  1st Qtr.         2nd Qtr.            3rd Qtr.      4th Qtr.
                 ------------     ------------       ------------    -----------

High               2 5/8             2  1/8                 2          3  5/8
Low                1 3/4             1  5/16           1 11/16         1 3/16



(b) As of December 1, 1998, it is estimated that there were approximately 700 shareholders of record.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

                                          1998               1997             1996             1995              1994
                                     ----------------   ---------------  ---------------- ---------------   ---------------
Sales                                   $  3,746,991      $  3,406,017      $  2,930,620    $  3,333,268      $  2,494,777

Cost of sales                              2,750,976         2,133,927         1,967,720       2,113,354         1,388,600
                                    ----------------   ---------------  ----------------  --------------   ---------------

Gross profit                                 996,015         1,272,090           962,900       1,219,914         1,106,177

Selling, general and
administrative expenses                    1,195,963         1,409,932         1,292,323       1,168,238         1,340,877
                                    ----------------   ---------------  ----------------  --------------   ---------------

Income (loss) from operations               (199,948)         (137,842)         (329,423)         51,676          (234,700)
                                    ----------------   ---------------  ----------------  --------------   ---------------

Other income (deductions)
    Interest income                          246,261           241,472           238,127         232,523           321,609
    Interest expense                          (1,717)           (3,555)          (20,719)        (79,718)          (43,913)
    Other income (expenses)                    7,439             4,874             5,013          10,788           (39,760)
                                    ----------------   ---------------  ----------------  --------------   ---------------
                                             251,983           242,791           222,421         163,593           237,936
                                    ----------------   ---------------  ----------------  --------------   ---------------

Income (loss) before (provision)
  benefit for income taxes                    52,035           104,949          (107,002)        215,269             3,236

(Provision) benefit for income
  taxes                                      (14,000)          (44,000)         (922,217)        (47,800)            4,000
                                    ----------------   ---------------  ----------------  --------------   ---------------

Net income (loss)                     $       38,035    $       60,949      $ (1,029,219)  $     167,469       $     7,236
                                    ================   ===============  ================  ==============   ===============

Net income (loss) per common
share (basic and diluted)                      $0.01             $0.02            $(0.26)          $0.04             $0.00
                                    ================   ===============  ================  ==============   ===============

Average shares outstanding                 3,841,936         3,932,370         3,932,370       3,932,370         3,932,370

Cash dividend per share                        $0.00             $0.00             $0.00           $0.00             $0.00

Working capital year end             $     8,513,303    $    9,228,897      $  9,185,119   $  12,559,292      $  8,396,050

Total Assets                         $    12,943,195       $13,663,776      $ 13,611,006   $  13,981,338      $ 13,783,537

Stockholders' equity per share                 $3.18             $3.16             $3.15           $3.41             $3.37

                                       5

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT
------------------------------------------------------------------------------
OF OPERATIONS
-------------

LIQUIDITY
---------

During the fiscal year ended September 30, 1998, the Company had short term investments and cash or cash equivalents more than adequate to cover known requirements, unforeseen events or uncertainties that might occur. During this twelve month period, Cash and Short Term Investments had an average balance of $1,438,000 as opposed to an average balance of $1,277,000 for the twelve months ending September 30, 1997, or an average balance of $1,626,000 for the twelve months ended September 30, 1996. Short Term Investments are tax exempt money market funds that are readily available for immediate use should the occasion arise. It is anticipated that the Company will remain as liquid during fiscal 1999. The current ratio of the Company as of September 30, 1998 was 32.2 compared to 26.7 as of September 30, 1997, or 35.0 as of September 30, 1996. Inventories contain no obsolescence as adjustments are made as they occur. Accounts and Notes receivable contain no bad debts. Interim reserves are maintained to cover cancellation charges unpaid and any freight charge disputes. All monetary transactions are in U.S. dollars and no letters of credit involve foreign exchange.

CAPITAL RESOURCES:
-----------------

During the twelve months of fiscal 1998, $207,701 was spent for Capital Assets. These funds were primarily used for new computer hardware and software development for Sunair equipment. No expenditures are contemplated for Plant Expansion or Extensive Maintenance. The Company has no long term debt and none is contemplated. Liabilities consist of current accounts payable, accrued expenses related to the current accounting period, the current portion of the capital lease, and the current and long term portion of income taxes payable.

RESULTS OF OPERATIONS:
----------------------

During 1998 shipments of $3,747,000 were up 10% or $341,000 from fiscal 1997 and up 28% or $816,000 from fiscal 1996. Domestic shipments of $2,270,000 for fiscal 1998 were up 52% or $776,000 from fiscal 1997 and up 127% or 1,269,000 from fiscal 1996. Export shipments for fiscal 1998 were $1,438,000 down 25% or $474,000 from fiscal 1997 and down 25% or $492,000 from fiscal 1996. The above comparative sales reflect a continuing sluggish market for export activity. Selling, general and administrative expenses decreased $206,000 or 15% from fiscal 1997 and were 7% lower than fiscal 1996 expenses. Interest income remained lower due to lower interest rates. The backlog of September 30, 1998 was $245,844 compared to the September 30, 1997 backlog of $1,796,474.

Due to declining requirements for "stand alone" radio boxes, a development program requiring a sizeable investment over the past several years was undertaken for the development of software and systems capabilities. As a result, we are now experiencing more product inquiries of greater potential than at any time in the past five years. This development program was instrumental in receiving two contracts valued at over $3.8 million for delivery during the next eighteen months. We are also currently negotiating a large contract for another similar communication system.

The scope of this new market requires extensive planning and coordination on the buyer's part to define his requirements with more direct marketing and engineering involvement by the seller.

Even though we have identified a number of opportunities in 23 countries, export shipments as well as order input continues to be sluggish. This is partly due to currency and other economic problems experienced by certain countries. Programs for these countries are for the most part, still active opportunities.

In addition to the software and systems capabilities developed through R&D efforts, additional progress has been achieved in the development of new products. GMDSS (Global Marine Distress and Safety System) capability was developed to meet future requirements mandated for the year 1999 and beyond. Progress continues on the development of a new generation series of HF digital radio communication systems. This system is designed to be fully compatible with the Pathfinder digital message switch data terminal and the Sunair Windows based remote control systems. The 2000 series will allow customers to send both facsimile and E-mail messages 100% error free over communication paths.

Sunair International Sales Corporation(SISC) a wholly owned subsidiary, was treated as an Interest Charge-Domestic International Sales Corporation(IC-DISC) in prior years. During 1995, it was determined that continued operations of its Interest Charge-Domestic International Sales Corporation (IC-DISC) subsidiary's election was no longer advantageous to the Company. Accordingly, the tax election of the subsidiary was discontinued and its retained earnings of approximately $3,200,000 were distributed to the Company. Regulations provide for the taxation of such distribution over a ten year period in equal annual increments. Upon the assumption the Company's business is profitable throughout the next six years, excluding such incremental income, the aggregate income tax payable as a consequence of such distribution will approximate a maximum of $737,000 or $120,000 per year. No interest is payable on this unpaid portion.

The company has investigated the pending year 2000 problem and determined the issue will not have a material impact on its business operations or its financial condition. The company does, however, plan to replace older software with state-of-the-art software in the year 1999 for more efficient operations and inventory control. The cost for this project is estimated at approximately $75,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

CONSOLIDATED BALANCE SHEETS
                                       ASSETS
                                                                                                 September 30,
                                                                                     ---------------------------------------
                                                                                           1998                  1997
                                                                                     -----------------      ---------------
CURRENT ASSETS
     Cash and cash equivalents                                                           $  1,463,726         $  1,511,013
     Accounts receivable                                                                      474,065              430,294
     Inventories                                                                            6,807,635            7,590,906
     Prepaid expenses and other current assets                                                 40,920               55,863
                                                                                     ----------------       --------------
                                                                                            8,786,346            9,588,076

INVESTMENTS                                                                                 3,131,753            3,160,423

PROPERTY, PLANT, AND EQUIPMENT
     Land                                                                                     224,299              224,299
     Buildings and improvements                                                             1,699,098            1,692,383
     Machinery and equipment                                                                2,333,913            2,132,927
                                                                                     ----------------       --------------
                                                                                            4,257,310            4,049,609
     Less:  Accumulated depreciation                                                        3,232,214            3,134,332
                                                                                     ----------------       --------------
                                                                                            1,025,096              915,277
                                                                                     ----------------       --------------

                                                                                          $12,943,195          $13,663,776
                                                                                     ================       ==============

                        LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                                                 September 30,
                                                                                     ---------------------------------------
CURRENT LIABILITIES                                                                        1998                  1997
                                                                                     -----------------      ---------------
     Accounts payable and accrued expenses                                                $   231,934        $     304,980
     Current portion of capitalized lease                                                       7,495               24,585
     Current portion of income taxes payable                                                   33,614               29,614
                                                                                     ----------------      ---------------
                                                                                              273,043              359,179
LONG-TERM LIABILITIES
     Long-term portion of capitalized lease                                                         0                8,178
     Long-term portion of income taxes payable                                                737,000              860,000
                                                                                     ----------------      ---------------
                                                                                              737,000              868,178
                                                                                     ----------------      ---------------
                                                                                            1,010,043            1,227,357
STOCKHOLDERS' EQUITY
     Preferred stock, no par value,
       500,000 shares authorized, no shares issued                                                  0                    0
     Common stock, $.10 par value,  6,000,000 shares
       authorized, 3,756,270 and 3,932,370 shares issued and outstanding
        at September 30, 1998 and September 30, 1997 respectively                             375,627              393,237
     Additional paid-in-capital                                                             2,606,899            2,606,899
     Retained earnings                                                                      8,950,626            9,436,283
                                                                                     ----------------      ---------------
                                                                                           11,933,152           12,436,419
                                                                                     ----------------      ---------------

                                                                                          $12,943,195          $13,663,776
                                                                                     ================      ===============

Notes to Consolidated Financial Statements are an integral part of this statement.
                                       8

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

                          INDEPENDENT AUDITOR'S REPORT

To The Board of Directors and Stockholders of Sunair Electronics, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Sunair Electronics, Inc. and Subsidiary as of September 30, 1998 and 1997 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1998. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sunair Electronics, Inc. and Subsidiary as of September 30, 1998 and 1997 and the results of its operations and cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles.

November 5, 1998
                                                Puritz and Weintraub, LLP
                                                Certified Public Accountants

CONSOLIDATED INCOME STATEMENTS                                                     Year Ended September 30,
                                                                  ----------------------------------------------------------
                                                                       1998                1997                 1996
                                                                  ---------------     ----------------     ----------------
Sales                                                               $  3,746,991         $  3,406,017        $  2,930,620
Cost of sales                                                          2,750,976            2,133,927           1,967,720
                                                                  --------------      ---------------      --------------
Gross profit                                                             996,015            1,272,090             962,900
Selling, general and administrative expenses                           1,195,963            1,409,932           1,292,323
                                                                  --------------      ---------------      --------------
Income (loss) from operations                                           (199,948)            (137,842)           (329,423)
                                                                  --------------      ---------------      --------------
Other income (expenses):
   Interest income                                                       246,261              241,472             238,127
   Interest expense                                                       (1,717)              (3,555)            (20,719)
   Other income (expenses)                                                 7,439                4,874               5,013
                                                                  --------------      ---------------      --------------
                                                                         251,983              242,791             222,421
                                                                  --------------      ---------------      --------------
Income (loss) before provision
   for income taxes                                                       52,035              104,949            (107,002)
(Provision) for income taxes                                             (14,000)             (44,000)           (922,217)
                                                                  --------------      ---------------      --------------
Net income (loss)                                                 $       38,035       $       60,949        $ (1,029,219)
                                                                  ==============      ===============      ==============
Net income (loss) per common share
   (basic and diluted)                                            $         0.01       $         0.02        $      (0.26)
                                                                  ==============      ===============      ==============

Average shares outstanding                                             3,841,936            3,932,370           3,932,370
                                                                  ==============      ===============      ==============

Notes to Consolidated Financial Statements are an integral part of this statement.
                                       9

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Year Ended September 30,
                                                                   --------------------------------------------------
                                                                        1998               1997            1996
                                                                   ---------------    --------------- ---------------
OPERATING ACTIVITIES
    Net income (loss)                                                $     38,035      $      60,949     $(1,029,219)
    Adjustments to reconcile net income (loss) to
     net cash provided by (used in) operating activities:
     Depreciation and amortization                                        126,552            129,410         109,091
     (Increase) decrease in accounts receivable                           (43,771)          (249,121)        548,605
     (Increase) decrease in inventory                                     783,271           (188,870)        274,316
     Decrease in prepaid and other assets                                  14,943             94,217           5,784
     Increase (decrease) in accounts payable and
     accrued expenses                                                     (73,046)            57,691        (142,552)
     Increase (decrease) in income taxes payable                         (119,000)           (42,386)        932,000
     (Decrease) in deferred income taxes                                        0                  0        (108,800)
                                                                  ---------------    --------------- ---------------
   Net cash provided by (used in) operating activities                    726,984           (138,110)        589,225
                                                                  ---------------    --------------- ---------------
INVESTING ACTIVITIES
   Purchase of property, plant, and equipment                            (207,701)           (49,232)        (64,666)
   Purchase of investments, net                                                 0                  0      (3,189,094)
                                                                  ---------------    --------------- ---------------
   Net cash (used in) investing activities                               (207,701)           (49,232)     (3,253,760)
                                                                  ---------------    --------------- ---------------
FINANCING ACTIVITIES
   Principal payments on capital lease                                    (25,268)           (23,484)        (21,761)
   Purchase and retirement of common stock                               (541,302)                 0               0
                                                                  ---------------    --------------- ---------------
   Net cash (used in) financing activities                               (566,570)           (23,484)        (21,761)
                                                                  ---------------    --------------- ---------------

   Net (decrease) in cash and cash equivalents                            (47,287)          (210,826)     (2,686,296)
   Cash and cash equivalents at beginning of the year                   1,511,013          1,721,839       4,408,135
                                                                  ---------------    --------------- ---------------
   Cash and cash equivalents at end of the year                      $  1,463,726        $ 1,511,013     $ 1,721,839
                                                                  ===============    =============== ===============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
   Cash paid during the year for interest                            $      1,717        $     3,555     $     5,225
                                                                   ==============     ==============  ==============
   Cash paid during the year for income taxes                        $    103,000        $         0     $   169,119
                                                                   ==============     ==============  ==============

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                      Additional
                               Common Stock            Paid-in        Retained                Treasury Stock
                        ---------------------------                                   -------------------------------
                          Shares         Amount        Capital        Earnings           Shares          Amount
                        ------------  ------------- -------------------------------   -------------  ----------------
Balances at 9/30/95       4,800,740     $  480,074      $2,606,899    $ 15,274,327         868,370      $ (4,956,611)
Retirement of
   treasury stock          (868,370)       (86,837)              0      (4,869,774)       (868,370)        4,956,611
9/30/96 net (loss)                0              0               0      (1,029,219)              0                 0
                        -----------   ------------  --------------  --------------    ------------   ---------------
Balances at 9/30/96       3,932,370        393,237       2,606,899       9,375,334               0                 0
9/30/97 net income                0              0               0          60,949               0                 0
                        -----------   ------------  --------------  --------------    ------------   ---------------
Balances at 9/30/97       3,932,370     $  393,237      $2,606,899    $  9,436,283               0                 $
                                                                                                                   0
Purchase and
   retirement of
   common stock            (176,100)       (17,610)              0        (523,692)              0                 0
9/30/98 net income                0              0               0          38,035               0                 0
                        -----------   ------------  --------------  --------------    ------------   ---------------
Balances at 9/30/98       3,756,270     $  375,627      $2,606,899   $   8,950,626               0      $          0
                        ===========   ============  ==============  ==============    ============   ===============

Notes to Consolidated Financial Statements are an integral part of this statement.
                                       10

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

    Principles of consolidation
         The accompanying consolidated financial statements include the accounts of Sunair Electronics, Inc. (the "Company") and its wholly-owned subsidiary, Sunair International Sales Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

    Investments
         Investments include Private Export Funding Corporation (PEFCO) notes at September 30, 1998 and 1997. These notes are guaranteed by the Export-Import Bank of the United States, an agency of the United States. The Company has classified these securities as "held-to-maturity" securities, in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Held-to-maturity securities are recorded at amortized cost. Amortization of related discounts or premiums is included in the determination of net income.


         The following schedule reflects values at September 30, 1998 and 1997:

         Name of issuer
         and title of issue                             Principal            Cost            Market           Carrying
         ------------------                           ---------------   ---------------  ---------------   ---------------
         1998
         ----
         PEFCO 7.95% secured note series UU
         due November 1, 2006                             $2,900,000        $3,215,375       $3,368,524        $3,131,753
                                                      ==============    ==============   ==============    ==============

         1997
         ----
         PEFCO 7.95% secured note series UU
         due November 1, 2006                             $2,900,000        $3,215,375       $3,149,226        $3,160,423
                                                      ==============    ==============   ==============    ==============

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

Research and development
      Expenditures for research and development are charged to income as incurred and amounted to approximately $142,000 in 1998, $278,000 in 1997, and $115,000 in 1996.

Income (loss) per share
      Basic and diluted income (loss) per share is based upon the weighted average number of shares outstanding during each year. Shares subject to options were not included in the computation since the present effects thereof are not materially dilutive.

Changes in accounting policies
      In February 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 simplifies the standards for computing earnings per share and is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. The adoption of SFAS 128 did not have a material impact on the company's previously reported earnings per share.

      In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 established standards for reporting and display of comprehensive income and its components in the financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. Sunair is in the process of determining its preferred format. The adoption of SFAS No. 130 will have no impact on Sunair's consolidated results of operations, financial position or cash flows.

      In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also established standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. Financial statement disclosures for prior periods are required to be restated. Sunair is in the process of evaluating the disclosure requirements. The adoption of SFAS No. 131 will have no impact on Sunair's consolidated results of operations, financial position or cash flows.

Use of estimates
      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassification
      Certain amounts in prior periods have been reclassified to conform to the 1998 presentations.

2.  Income taxes
      The components of the Company's income tax provision are as follows:


      Current:                   1998              1997               1996
                             --------------    --------------     --------------
          Federal            $      12,500     $      37,000       $    841,917
          State                      1,500             7,000             80,300
                             -------------     -------------      -------------
                             $      14,000     $      44,000       $    922,217
                             =============     =============      =============


      During 1995, it was determined that continued operations of its Interest Charge-Domestic International Sales Corporation (IC-DISC) subsidiary's election was no longer advantageous to the Company. Accordingly, the tax election of the subsidiary was discontinued and its retained earnings of approximately $3,200,000 were distributed to the Company. Regulations provide for the taxation of such distribution over a ten year period in equal annual increments. Upon the assumption the Company's business is profitable throughout the next six years, excluding such incremental income, the aggregate income tax payable as a consequence of such distribution will approximate a maximum of $737,000 or $120,000 per year. No interest is payable on this unpaid portion.

      At September 30, 1998 and 1997, the Company estimated an underpayment of current year taxes of approximately $33,000 and $30,000 respectively.

      The total provision for 1997 is more than amounts computed by applying the statutory rates to income before income taxes, and the total provisions for 1998 and 1996 are less than amounts computed by applying the statutory rates to income before income taxes for the following reasons:

                                                                         1998            1997             1996
                                                                     --------------  --------------  ---------------
         Income taxes (benefit) at the statutory rates                 $    17,692     $    35,683      $   (36,381)
         State income taxes, net of federal tax benefit                      1,000           2,000           54,000
         Tax attributable to distributed
           earnings of SISC                                                      0               0          984,717
         Book/tax difference attributable
           to depreciation                                                  15,000          15,000          (40,000)
         Tax free income                                                   (15,000)        (13,600)         (10,200)
         Capital losses                                                          0               0          (22,400)
         Other                                                              (4,692)          4,917           (7,519)
                                                                     -------------    ------------     ------------
                                                                       $    14,000    $     44,000      $   922,217
                                                                     =============    ============     ============
3.  Inventories

        Inventories consist of the following:
                                                                                   September 30,
                                                                 ---------------------------------------------------
                                                                        1998                1997            1996
                                                                 -----------------   --------------- ---------------
           Materials                                                   $1,534,908        $1,695,962      $1,507,724
           Work in Process                                              3,879,230         4,109,569       3,341,022
           Finished goods                                               1,393,497         1,785,375       2,553,290
                                                                 ----------------    --------------  --------------
                                                                       $6,807,635        $7,590,906      $7,402,036
                                                                 ================    ==============  ==============

4.  Capital Lease
      During fiscal year 1994, the Company entered into a capital lease for an upgrade of computer software and hardware.

      Obligations under capital leases require minimum payments as follows:

                                    Year ending                                         Amount
                                    -----------                                       -----------
                                          1999                                            $8,065
                                                                                      ----------
                                    Total minimum lease payments                          $8,065
                                    Less amount representing interest                        570
                                                                                      ----------
                                    Obligations under capital leases                       7,495
                                    Less current portion                                   7,495
                                                                                      ----------
                                                                                        $      0
                                                                                      ==========

5.  Preferred and common stock
      The Company has 500,000 authorized shares of preferred stock, no par value, that may be issued at terms and provisions determined by the Board of Directors. No such shares have been issued.

      The Company has 6,000,000 authorized shares of common stock, $.10 par value, that may be issued. During the year ended September 30, 1998, the Company purchased 176,100 shares of its common stock leaving 3,756,270 shares issued and outstanding.

      The average price paid for the above shares was $3.07 per share.

      During fiscal year ended September 30, 1996, the Board of Directors approved the issuance of non-qualified stock options entitling an officer of the Company to purchase up to 100,000 shares of common stock at $3.00 per share. The options are exercisable at the rate of 20,000 per year following the second year after issuance. During fiscal year ended September 30, 1997, these options were cancelled.

      During fiscal year ended Spetember 30, 1998, the shareholders approved the issuance of 100,000 non-qualified stock options. None have been issued.

      The following is a summary of outstanding stock options:

                                                                         September 30,
                                       -----------------------------------------------------------------------------------
                                                 1998                         1997                         1996
                                       -------------------------    -------------------------    -------------------------
                                        Number of       Option       Number of       Option       Number of       Option
                                          Shares         Price         Shares         Price         Shares        Price
                                       -------------    --------    -------------    --------    -------------   ---------
         Beginning of year                       0      $               100,000      $  3.00         20,100        $1.375
                                                               0

         Cancelled                              (0)            0       (100,000)        3.00        (20,100)        1.375

         Granted                                 0             0              0            0        100,000         3.000
                                       -----------    ----------    -----------   ----------    -----------     ---------

         End of Year                             0      $      0              0            0        100,000        $3.000
                                       ===========    ==========    ===========   ==========    ===========     =========

6.     Employee benefits

      During fiscal year ended September 30, 1996, the Company amended the employee profit sharing plan to incorporate a 401(k) Plan. Under the 401(k) Plan, eligible employees may contribute up to 15% of their compensation. The Company may contribute to the Plan at the discretion of the Board of Directors. During 1998, the Company did not contribute to the plan.

7.  Segment information

      The Company operates in a single industry, its principal product being communications equipment.

      Sales by geographic area, to U.S. governmental agencies and foreign governments were as follows:


                                                                                 Year Ended September 30,
                                                                   -----------------------------------------------------
        Geographic area:                                               1998                1997               1996
                                                                   --------------     ---------------     --------------
           Europe                                                    $   404,897         $   142,432       $     99,528
           Asia                                                          544,671             318,855            951,589
           South America                                                  68,783              65,865             33,803
           Africa                                                        388,155             990,762            618,167
           North America                                               2,331,247           1,521,873          1,009,967
           Australia                                                       9,238             366,230            217,566
                                                                   -------------      --------------      -------------
                                                                      $3,746,991          $3,406,017         $2,930,620
                                                                   =============      ==============      =============

        Sales to U.S. governmental agencies                           $1,775,132         $   800,740        $   553,040
                                                                   =============      ==============      =============

        Direct sales to foreign governments                          $   281,410          $1,011,431        $   609,167
                                                                   =============      ==============      =============

8.  Quarterly information (unaudited)

      Summarized quarterly results of operations and common stock market values for each quarter of fiscal year ended September 30, 1998 and 1997 are as follows:

                                                                                 1998
                                                 -------------------------------------------------------------------
                                                       1                 2                3                 4
                                                 ---------------    -------------   ---------------   --------------
        Sales                                        $1,148,170       $1,221,003         $ 559,991        $ 817,827
        Gross Profit                                    320,874          308,647           169,487          197,007
        Net income                                       66,437           41,370          ( 76,214)           6,442
        Net income per common share                  $     0.02       $     0.01         $(   0.02)       $    0.00
                                                 --------------     ------------    --------------    -------------
        Dividends per share                                None             None              None             None
                                                 ==============     ============    ==============    =============
        Market price per share
           High                                        3    1/8         3    3/8          3    1/8                3
           Low                                         2   9/16         2  15/16          2  13/16           1  7/8


                                                                                 1997
                                                 -------------------------------------------------------------------
                                                       1                 2                3                 4
                                                 ---------------    -------------   ---------------   --------------
        Sales                                       $   462,581      $   540,279        $1,889,123      $   514,034
        Gross Profit                                    131,848          170,714           639,003          330,525
        Net income                                     (106,326)        (112,493)          255,622           24,146
        Net income per common share                 $     (0.03)     $     (0.03)       $     0.07      $      0.01
                                                 --------------     ------------    --------------    -------------
        Dividends per share                                None             None              None             None
                                                 ==============     ============    ==============    =============
        Market price per share
           High                                          2  5/8           2  1/8                 2           3  5/8
           Low                                           1  3/4          1  5/16           1 11/16           1 3/16

                                       15

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

NONE

                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

                                                                             Family
Name                                  Age    Position Held                Relationship
----                                  ---    -------------                ------------
Robert Uricho, Jr.                    83     Chairman of the              Husband of
                                             Board, President,            Shirley Uricho
                                             Chief Executive
                                             Officer and
                                             Director Since
                                             1956


Shirley Uricho                        65     Assistant                    Wife of
                                             Secretary                    Robert Uricho, Jr.
                                             Since 1959
                                             Secretary
                                             Since 1992


James E. Laurent                      62     Vice President/              None
                                             Marketing
                                             Since 1988

Synnott B. Durham                     57     Cost Manager                 None
                                             Since 1979
                                             Treasurer, Chief
                                             Financial Officer
                                             Since 1994

Earl M. Anderson, Jr.                 73     Director                     None
                                             Since 1969

George F. Arata, Jr.                  69     Director                     None
                                             Since 1995

Note- All directors' terms are for one year and until their successors are duly elected and qualified.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

The following information is given on an accrual basis for the year ending September 30, 1998 with respect to each director of the corporation whose aggregate salary and fees paid by the Corporation and its subsidiaries were more than $100,000 and each of the five highest paid officers of the Corporation whose aggregate direct remuneration exceeded that amount and all officers and directors of the Corporation as a group.

                                                                  Cash and Cash Equivalent
                                                                    Forms of Remuneration
                                                     -----------------------------------------------------
                                                     Salaries, Fees,               Securities or Property
                  Capacity                           Director's Fees,              Insurance Benefits or
                  In Which                           Commissions and               Reimbursements, Personal
Name              Served                             Bonuses                       Benefits
----              ------                             -------                       ------------------------
Robert             Chairman of the                         $175,000                             --
Uricho, Jr.        Board, President
                   and Chief Executive
                   Officer


                   All Officers
                   and Directors
                   (6 Persons
                   including the 1
                   named above)                            $378,858                             --


                                       18

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------------------------------------------------------------------------

The following information is given with respect to any person who to the knowledge of the Corporation's management owns beneficially more than 5% of any class of voting securities of the Corporation outstanding on the most recent record date (exclusive of Treasury shares), and with respect to ownership of such securities by the Corporation's officers and directors.

Based solely upon a review of information furnished to the registrant during the most recent fiscal year, including written representations, no director, officer or beneficial owner of more than 10% of the company's common stock failed to file on a timely basis reports required by Section 16(A) of the Exchange Act during fiscal year 1998.

(A) Security Ownership of Certain Beneficial Owners

        Title             Name and Address                     Amount and Nature              Percent
      of Class            of  Beneficial Owner              of Beneficial Ownership          of Class
      --------            --------------------              -----------------------          --------
        Common            Robert Uricho, Jr.                      *2,272,900                  60.72%
                          Board Chairman & CEO
                          3101 S.W. 3rd Avenue
                          Fort Lauderdale, FL

(B) Security Ownership of Management

        Title             Name and Address                     Amount and Nature         (1) Percent
      of Class            of Beneficial Owner               of Beneficial Ownership          of Class
      --------            -------------------               -----------------------          --------

        Common            Robert Uricho, Jr.                       2,272,900                  60.72%
                          Board Chairman & CEO
                          3101 S.W. 3rd Avenue
                          Fort Lauderdale, FL

        Common            All Other                                    6,076                    **
                          Officers and Directors



        Common            All Officers and Directors               2,278,976                  60.88%
                          As a group (6)


* Includes 278,900 shares held by the University of Florida Foundation, Inc. as Trustee of a Charitable Remainder Unitrust of which Mr. Uricho is the income beneficiary.

**   Less than 1%

(1)Based upon 3,743,270 shares outstanding at December 1, 1998.

While the Corporation has 500,000 authorized shares of preferred stock, no par value, none have been issued. The only stock outstanding is 10 cents par value Common Stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

          Not Applicable

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

          (a) 1. Financial Statements filed as a part of the Form 10-K
                 Consolidated Balance Sheets as of
                 September 30,1998 and 1997                                           Page 8

                 Statements of Consolidated Income for each of the
                 three years in the period ended September 30, 1998                   Page 9

                 Statements of stockholders' equity for each of the
                 three years in the period ended September 30, 1998                   Page 10

                 Consolidated Statements of Cash Flows for each
                 of the three years in the period ended September
                 30, 1998                                                             Page 10

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

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



SUNAIR ELECTRONICS, INC.                               Date  November 17, 1998
                                                             -----------------


By /S/ Robert Uricho, Jr.
   --------------------------------
    Robert Uricho, Jr.
    Chairman of the Board, Director
    President and Principal
    Executive Officer

By /S/ Synnott B. Durham
   --------------------------------
    Synnott B. Durham
    Treasurer and Principal
    Accounting  Officer

By /S/ Shirley Uricho
   --------------------------------
    Shirley Uricho
    Secretary


By /S/ Earl M. Anderson, Jr..
   --------------------------------
    Earl M. Anderson, Jr.
    Director


By /S/ George F. Arata, Jr.
   --------------------------------
    George F. Arata, Jr.
    Director