Form 10-Q
period 1998-12-31
SUNAIR ELECTRONICS INC
filed 1999-02-12
CIK 95366

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED DECEMBER 31, 1998               COMMISSION FILE NUMBER 1-4334
                  *****************                               *************

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
                                                             **************

                                      NONE
   **************************************************************************
   (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                    REPORT)

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

         CLASS                                           OUTSTANDING AT
*****************************                      ****************************
COMMON STOCK, $0.10 PAR VALUE                       12/31/98 - 3,743,070 SHARES

                     SUNAIR ELECTRONICS, INC. AND SUBSIDIARY

                                      INDEX
                                      *****

                                                                                              PAGE NO.
                                                                                              ********
       PART I.        FINANCIAL INFORMATION:

             CONSOLIDATED CONDENSED BALANCE SHEETS - -
                      DECEMBER 31, 1998 AND SEPTEMBER 30, 1998                                    3

             CONSOLIDATED CONDENSED STATEMENTS OF INCOME - -
                      THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997                               4

             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS -
                      THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997                               5

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL
                      STATEMENTS                                                                 6-8

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                      CONSOLIDATED CONDENSED STATEMENTS                                         9-10

       PART II.       OTHER INFORMATION                                                          11


                          PART I. FINANCIAL INFORMATION

                     SUNAIR ELECTRONICS, INC. AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

ASSETS                                                                                   12/31/98                9/30/98
------                                                                              -----------------       -----------------
CURRENT ASSETS:
--------------
      CASH AND CASH EQUIVALENTS                                                          $ 1,066,283             $ 1,463,726
      ACCOUNTS AND NOTES RECEIVABLE                                                          505,413                 474,065
      INVENTORIES                                                                          6,905,962               6,807,635
      PREPAID EXPENSES AND OTHER
         CURRENT ASSETS                                                                       53,773                  40,920
                                                                                    -----------------       -----------------

             TOTAL CURRENT ASSETS                                                          8,531,431               8,786,346
                                                                                    -----------------       -----------------

INVESTMENT IN MARKETABLE SECURITIES                                                        3,124,585               3,131,753
-----------------------------------

PROPERTY, PLANT AND EQUIPMENT-NET                                                          1,045,607               1,025,096
---------------------------------

TOTAL ASSETS                                                                             $12,701,623             $12,943,195
============                                                                        ================        ================

LIABILITIES & SHAREHOLDERS' EQUITY
----------------------------------
CURRENT LIABILITIES:
-------------------

      ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                              $   112,274             $   231,934
      CURRENT PORTION OF CAPITALIZED LEASE                                                       849                   7,495
      CURRENT PORTION OF INCOME TAXES PAYABLE                                                      0                  33,614
                                                                                    -----------------       -----------------

           TOTAL CURRENT LIABILITIES                                                         113,123                 273,043
                                                                                    -----------------       -----------------

LONG-TERM LIABILITIES:
---------------------

      LONG-TERM PORTION OF INCOME TAXES PAYABLE                                              737,000                 737,000
                                                                                    -----------------       -----------------

           TOTAL LONG-TERM LIABILITIES                                                       737,000                 737,000
                                                                                    -----------------       -----------------

STOCKHOLDERS' EQUITY
--------------------
      PREFERRED STOCK, NO PAR VALUE,
           500,000 SHARES AUTHORIZED,
           NO SHARES ISSUED                                                                        0                       0
      COMMON STOCK, $.10 PAR VALUE,
           6,000,000 SHARES AUTHORIZED,
           3,743,070 AND 3,756,270 SHARES ISSUED
           AND OUTSTANDING AT 12/31/98 AND
           9/30/98 RESPECTIVELY                                                              374,307                 375,627
      ADDITIONAL PAID-IN-CAPITAL                                                           2,581,480               2,606,899
      RETAINED EARNINGS                                                                    8,895,713               8,950,626
                                                                                    -----------------       -----------------
                                                                                          11,851,500              11,933,152

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                                                 $12,701,623             $12,943,195
========================================                                            ================        ================

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                                              THREE MONTHS ENDED
                                                                                              ------------------
                                                                                      12/31/98                  12/31/97
                                                                                  -----------------         ------------------
SALES                                                                                   $  606,507                 $1,148,170
COST OF SALES                                                                              450,126                    827,296
                                                                                  -----------------         ------------------

GROSS PROFIT                                                                               156,381                    320,874
SELLING, GENERAL & ADMINISTRATIVE EXPENSES                                                 302,243                    287,480
                                                                                  -----------------         ------------------

OPERATING (LOSS)                                                                         ( 145,862)                    33,394
OTHER INCOME:
      INTEREST INCOME                                                                       57,089                     63,418
      INTEREST EXPENSE                                                                   (     100)                 (     380)
      OTHER, NET                                                                             2,360                      1,405
                                                                                  -----------------         ------------------

INCOME BEFORE PROVISION
 FOR INCOME TAXES                                                                        (  86,513)                    97,837

(PROVISION) BENEFIT FOR
 INCOME TAXES                                                                               31,600                  (  31,400)
                                                                                  -----------------         ------------------


NET INCOME (LOSS)                                                                       $(  54,913)                $   66,437
                                                                                  ================          =================

WEIGHTED AVERAGE NUMBER OF COMMON                                                        3,747,448                  3,929,000
SHARES OUTSTANDING
NET INCOME PER SHARE (BASIC AND DILUTED)                                                $(    0.01)                $     0.02
                                                                                  ================          =================


                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                              THREE MONTHS ENDED
                                                                                              ------------------
                                                                                      12/31/98                  12/31/97
                                                                                  -----------------         ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)                                                                       $(  54,913)                $   66,437
ADJUSTMENTS TO RECONCILE NET INCOME TO
 NET CASH PROVIDED BY OPERATING ACTIVITIES
      DEPRECIATION AND AMORTIZATION                                                         18,152                     23,219
      CHANGES IN OPERATING ACTIVITIES:
        (INCR) ACCOUNTS RECEIVABLE                                                      (   31,348)                (   45,480)
        (INCR) DECR IN INVENTORY                                                        (   98,327)                   326,512
        (INCR) IN OTHER ASSETS                                                          (   12,853)                (   12,613)
        (DECR) IN ACCOUNTS PAYABLE AND
                  ACCRUED EXPENSES                                                      (  114,506)                (  179,815)
        (DECR) INCR IN  ACCRUED INCOME TAX                                              (   31,600)                     1,400
                                                                                  -----------------         ------------------

NET CASH PROVIDED (USED) BY
OPERATING ACTIVITIES                                                                    (  325,395)                   179,660
                                                                                  -----------------         ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
PURCHASE OF PROPERTY, PLANT & EQUIPMENT                                                 (   38,663)                (   62,313)
SALES OF INVESTMENTS - NET                                                                       0                     38,100
                                                                                  -----------------         ------------------

NET CASH USED BY
INVESTING ACTIVITIES                                                                    (   38,663)                (   24,213)
                                                                                  -----------------         ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
PURCHASE OF OUTSTANDING SHARES                                                          (   26,739)                (  117,759)
PRINCIPAL PAYMENT OF CAPITAL LEASE                                                      (    6,646)                (    4,117)
                                                                                  -----------------         ------------------

NET CASH USED BY FINANCING ACTIVITIES                                                   (   33,385)                (  121,876)

NET INCREASE (DECREASE) IN CASH                                                         (  397,443)                    33,571
CASH AT BEGINNING OF PERIOD                                                              1,463,726                  1,511,013
                                                                                  -----------------         ------------------

CASH AT END OF PERIOD                                                                   $1,066,283                 $1,544,584
                                                                                  ================          =================

SUPPLEMENTAL CASH FLOW INFORMATION:
     CASH PAID DURING THE PERIOD                                                        $      100                 $        0
        FOR INTEREST                                                              ================          =================
     CASH PAID DURING THE PERIOD FOR INCOME
        TAXES                                                                           $   40,000                 $   30,000
                                                                                  ================          =================

               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

       1.      BASIS OF PRESENTATION
               THE ACCOMPANYING UNAUDITED FINANCIAL STATEMENTS HAVE BEEN PREPARED IN ACCORDANCE WITH THE INSTRUCTIONS TO FORM 10-Q AND DO NOT INCLUDE ALL OF THE INFORMATION AND FOOTNOTES REQUIRED BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR COMPLETE FINANCIAL STATEMENTS. IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS (CONSISTING OF NORMAL RECURRING ACCRUALS) CONSIDERED NECESSARY FOR A FAIR PRESENTATION HAVE BEEN INCLUDED. OPERATING RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS THAT MAY BE EXPECTED FOR THE FISCAL YEAR ENDING SEPTEMBER 30,1999. FOR FURTHER INFORMATION REFER TO THE CONSOLIDATED FINANCIAL STATEMENTS AND FOOTNOTES THERETO INCLUDED IN THE COMPANY'S ANNUAL REPORT IN FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998.

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

       (C)     RESEARCH AND DEVELOPMENT COSTS-
               ALL RESEARCH AND DEVELOPMENT COSTS ARE CHARGED TO EXPENSE AS INCURRED.

       (D)     EARNINGS PER COMMON SHARE-
               EARNINGS PER COMMON SHARE ARE COMPUTED BASED ON WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING DURING EACH PERIOD.

       (E)     INVENTORIES-
               INVENTORIES CONSIST OF THE FOLLOWING:

                                                                                            12/31/98                 9/30/98
                                                                                       ------------------      ------------------
                             RAW MATERIALS                                                    $1,598,677              $1,534,908
                             WORK IN PROCESS                                                   3,547,430               3,879,230
                             FINISHED GOODS                                                    1,759,855               1,393,497
                                                                                       ------------------      ------------------
                                                                                              $6,905,962              $6,807,635

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

       5.      STOCK OPTIONS:

               AS OF DECEMBER 31, 1998 THE COMPANY HAD AUTHORIZED 100,000 SHARES FOR NON-QUALIFIED STOCK OPTIONS. NONE HAVE BEEN ISSUED.

       6.      CHANGES IN ACCOUNTING POLICIES:

               IN FEBRUARY 1997, THE FINANCIAL ACCOUNTING STANDARDS BOARD (THE "FASB") ISSUED STATEMENT OF FINANCIAL ACCOUNTING STANDARDS ("SFAS") NO. 128, "EARNINGS PER SHARE" ("SFAS 128"). SFAS 128 SIMPLIFIES THE STANDARDS FOR COMPUTING EARNINGS PER SHARE AND IS EFFECTIVE FOR FINANCIAL STATEMENTS FOR BOTH INTERIM AND ANNUAL PERIODS ENDING AFTER DECEMBER 15, 1997. THE ADOPTION OF SFAS 128 DOES NOT HAVE A MATERIAL IMPACT ON THE COMPANY'S PREVIOUSLY REPORTED EARNINGS PER SHARE.

               IN JUNE 1997, THE FASB ISSUED SFAS NO. 130, "REPORTING COMPREHENSIVE INCOME" (SFAS NO. 130"). SFAS NO. 130 ESTABLISHES STANDARDS FOR REPORTING AND DISPLAY OF COMPREHENSIVE INCOME AND ITS COMPONENTS IN THE FINANCIAL STATEMENTS. SFAS NO. 130 IS EFFECTIVE FOR FISCAL YEARS BEGINNING AFTER DECEMBER 15, 1997. RECLASSIFICATION OF FINANCIAL STATEMENTS FOR EARLIER PERIODS PROVIDED FOR COMPARATIVE PURPOSES IS REQUIRED. THE ADOPTION OF SFAS NO. 130 HAS NO IMPACT ON SUNAIR'S CONSOLIDATED RESULTS OF OPERATIONS, FINANCIAL POSITION OR CASH FLOWS.

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

               MAJOR CUSTOMERS. SFAS NO. 131 IS EFFECTIVE FOR FINANCIAL STATEMENTS FOR FISCAL YEARS BEGINNING AFTER DECEMBER 15, 1997. FINANCIAL STATEMENT DISCLOSURES FOR PRIOR PERIODS ARE REQUIRED TO BE RESTATED. THE ADOPTION OF SFAS NO. 131 HAS NO IMPACT ON SUNAIR'S CONSOLIDATED RESULTS OF OPERATIONS, FINANCIAL POSITION OR CASH FLOWS.

       7       FINANCIAL INSTRUMENTS:

               THE CARRYING AMOUNTS OF CASH AND CASH EQUIVALENTS, ACCOUNTS RECEIVABLE, LOANS PAYABLE, ACCOUNTS PAYABLE AND ACCRUED INCOME TAXES PAYABLE APPROXIMATE FAIR VALUE DUE TO THE SHORT MATURITY OF THE INSTRUMENTS AND RESERVES FOR POTENTIAL LOSSES, AS APPLICABLE.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

               LIQUIDITY:
               ----------


DURING THE FIRST THREE MONTHS OF THE CURRENT FISCAL YEAR ENDING DECEMBER 31, 1998, THE COMPANY MAINTAINED CASH AND SHORT TERM INVESTMENTS MORE THAN ADEQUATE TO COVER KNOWN REQUIREMENTS, UNFORESEEN EVENTS OR UNCERTAINTIES THAT MIGHT OCCUR. DURING THE THREE MONTH PERIOD, CASH AND SHORT TERM INVESTMENTS MAINTAINED AN AVERAGE BALANCE OF $1,243,000, COMPARED TO AN AVERAGE BALANCE OF $1,438,000 FOR THE TWELVE MONTHS ENDED SEPTEMBER 30,1998 OR AN AVERAGE BALANCE OF $1,277,000 FOR THE TWELVE MONTHS ENDED SEPTEMBER 30, 1997. SHORT TERM INVESTMENTS ARE TAX EXEMPT MONEY MARKET FUNDS THAT ARE READILY AVAILABLE FOR IMMEDIATE USE SHOULD THE OCCASION ARISE. IT IS ANTICIPATED THAT THE COMPANY WILL REMAIN AS LIQUID DURING THE REST OF FISCAL 1999. INVENTORIES CONTAIN NO OBSOLESCENCE AS ADJUSTMENTS ARE MADE AS THEY OCCUR. ACCOUNTS AND NOTES RECEIVABLE CONTAIN NO BAD DEBTS. INTERIM RESERVES ARE MAINTAINED TO COVER CANCELLATION CHARGES UNPAID AND ANY FREIGHT CHARGE DISPUTES. ALL MONETARY TRANSACTIONS ARE IN U.S. DOLLARS AND NO LETTERS OF CREDIT INVOLVE FOREIGN EXCHANGE.

CAPITAL RESOURCES:
------------------

DURING THE FIRST THREE MONTHS OF THE CURRENT FISCAL YEAR, THE COMPANY EXPENDED $38,663 FOR CAPITAL ASSETS. NO EXPENDITURES ARE CONTEMPLATED FOR PLANT EXPANSION OR EXTENSIVE MAINTENANCE. THE COMPANY HAS NO LONG TERM DEBT AND NONE IS CONTEMPLATED. LIABILITIES CONSIST OF CURRENT ACCOUNTS PAYABLE AND EXPENSES RELATED TO THE CURRENT ACCOUNTING PERIOD AND THE CAPITAL LEASE.

RESULTS OF OPERATIONS:
----------------------

DURING THE FIRST QUARTER OF THE CURRENT FISCAL YEAR ENDED DECEMBER 31, 1998, SHIPMENTS WERE $606,507, DOWN FROM SHIPMENTS OF $1,148,170 OR 47% FOR THE SAME QUARTER ONE YEAR AGO AND UP $143,926 OR 31% FOR THE FIRST QUARTER ENDED DECEMBER 31, 1996. EXPORT SHIPMENTS FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 WERE $182,579 OR 30% OF TOTAL SALES, DOWN $151,803 OR 45% FROM THE SAME PERIOD ONE YEAR AGO. DOMESTIC SHIPMENTS FOR THE FIRST THREE MONTHS OF THE CURRENT FISCAL YEAR WERE $423,928, COMPARABLE TO SHIPMENTS FOR THE SAME PERIOD ONE YEAR AGO OF $813,788, DOWN $389,860 OR 48%. MANAGEMENT CONTINUES TO MONITOR SELLING, GENERAL AND ADMINISTRATIVE EXPENSES WHICH INCREASED $14,763 FROM THE SAME PERIOD ONE YEAR AGO. THE DIRECT LABOR FORCE CONTINUES AT A REDUCED LEVEL DUE TO SUFFICIENT INVENTORY LEVELS IN FINISHED GOODS.

----------------------


SHIPMENTS FOR THE FIRST QUARTER WERE LOWER THAN SHIPMENTS FOR THE SAME PERIOD OF ONE YEAR AGO DUE TO EXTENDED DELIVERY SCHEDULES ON NEW CONTRACTS. AS STATED IN THE PRESIDENT'S MESSAGE OF THE ANNUAL REPORT, THE COMPANY RECEIVED NEW ORDERS IN EXCESS OF $3,800,000 FOR DELIVERY OVER THE NEXT 18 MONTHS TO SUPPLY HF SUBSYSTEMS TO PROVIDE FULL DUPLEX VOICE AND DATA CAPABILITY FOR LONG RANGE POINT-TO-POINT AND GROUND-TO-AIR OPERATION AS WELL AS LONG RANGE SWITCH SYSTEMS FOR DELIVERY TO A FOREIGN NAVY.

THE COMPANY CONTINUES TO BE OPTIMISTIC ABOUT FUTURE REQUIREMENTS EVEN THOUGH THE PROCUREMENT CYCLE CONTINUES TO BE EXTREMELY LONG DUE TO THE COMPLEXITY OF DESIGN OF THE SYSTEM REQUIREMENTS EXPERIENCED IN THE MARKET TODAY. NEW MARKET OPPORTUNITIES ARE BEING PURSUED IN CENTRAL AND SOUTH AMERICA AND OTHER GEOGRAPHIC AREAS NOT COVERED PREVIOUSLY AND THE COMPANY HAS REALIZED SOME BUSINESS FROM THESE AREAS AND CONTINUES TO BE OPTIMISTIC FOR INCREASED BUSINESS IN THE FUTURE.

THE COMPANY HAS INVESTIGATED THE PENDING YEAR 2000 PROBLEM AND DETERMINED THE ISSUE WILL NOT HAVE A MATERIAL IMPACT ON ITS BUSINESS OPERATIONS OR ITS FINANCIAL CONDITION. THE COMPANY DOES, HOWEVER, PLAN TO REPLACE OLDER SOFTWARE WITH STATE-OF-THE-ART SOFTWARE IN THE YEAR 1999 FOR MORE EFFICIENT OPERATIONS AND INVENTORY CONTROL. THE COST FOR THIS PROJECT IS ESTIMATED AT APPROXIMATELY $75,000.

THIS QUARTER THE COMPANY BEGAN THE NECESSARY STEPS TO BECOME ISO-9000 REGISTERED AND CURRENTLY IS PROCEEDING WITH THE NECESSARY DOCUMENTATION AND AUDIT PROCEDURES TO ACCOMPLISH REGISTRATION BY MID 1999.

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


                                                SUNAIR ELECTRONICS, INC.


             FEBRUARY 11, 1999                  /S/ ROBERT URICHO, JR.
DATE______________________________________
                                                ------------------------------
                                                ROBERT URICHO, JR., PRINCIPAL
                                                EXECUTIVE OFFICER


             FEBRUARY 11, 1999                  /S/ SYNNOTT B. DURHAM
DATE______________________________________      ______________________________
                                                SYNNOTT B. DURHAM, PRINCIPAL
                                                ACCOUNTING OFFICER