Form 10-Q
period 1999-03-31
SUNAIR ELECTRONICS INC
filed 1999-05-14
CIK 95366

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED   MARCH 31, 1999            COMMISSION FILE NUMBER 1-4334
                    **************                                   ******

                            SUNAIR ELECTRONICS, INC.
*******************************************************************************
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

         CLASS                                    OUTSTANDING AT
*****************************              ****************************
COMMON STOCK, $0.10 PAR VALUE               03/31/99 - 3,733,070 SHARES

                     SUNAIR ELECTRONICS, INC. AND SUBSIDIARY

                                      INDEX
                                      *****

                                                                                                    PAGE NO.
                                                                                                    ********
       PART I.   FINANCIAL INFORMATION:

             CONSOLIDATED CONDENSED BALANCE SHEETS - -
                      MARCH 31, 1999 AND SEPTEMBER 30, 1998                                             3

             CONSOLIDATED CONDENSED STATEMENTS OF INCOME - -
                      SIX MONTHS ENDED MARCH 31, 1999 AND 1998.                                         4

             CONSOLIDATED CONDENSED STATEMENTS OF INCOME - -
                      THREE MONTHS ENDED MARCH 31, 1999 AND 1998                                        5

             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS -
                      SIX MONTHS ENDED MARCH 31, 1999 AND 1998                                          6

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL
                      STATEMENTS                                                                       7-9

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                      CONSOLIDATED CONDENSED STATEMENTS                                              10 - 11

       PART II.  OTHER INFORMATION                                                                     12


                          PART I. FINANCIAL INFORMATION

                     SUNAIR ELECTRONICS, INC. AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                       (UNAUDITED)              (AUDITED)
                                                                                    -----------------       -----------------
ASSETS                                                                                  3/31/99                 9/30/98
------                                                                                  -------                 -------

CURRENT ASSETS:
      CASH AND CASH EQUIVALENTS                                                            $ 901,381             $ 1,463,726
      ACCOUNTS AND NOTES RECEIVABLE                                                          488,631                 474,065
      INVENTORIES                                                                          7,115,554               6,807,635
      PREPAID EXPENSES AND OTHER
         CURRENT ASSETS                                                                       41,963                  40,920
                                                                                    -----------------       -----------------

             TOTAL CURRENT ASSETS                                                          8,547,529               8,786,346
                                                                                    -----------------       -----------------

INVESTMENT IN MARKETABLE SECURITIES                                                        3,117,416               3,131,753
-----------------------------------

PROPERTY, PLANT AND EQUIPMENT-NET                                                          1,077,771               1,025,096
---------------------------------

TOTAL ASSETS                                                                             $12,742,716             $12,943,195
============                                                                        ================        ================

LIABILITIES & SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
--------------------

      ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                                $ 278,380               $ 231,934
      CURRENT PORTION OF CAPITALIZED LEASE                                                         0                   7,495
      CURRENT PORTION OF INCOME TAXES PAYABLE                                                      0                  33,614
                                                                                    -----------------       -----------------

           TOTAL CURRENT LIABILITIES                                                         278,380                 273,043
                                                                                    -----------------       -----------------

LONG-TERM LIABILITIES:
---------------------

      LONG-TERM PORTION OF INCOME TAXES PAYABLE                                              737,000                 737,000
                                                                                    -----------------       -----------------

           TOTAL LONG-TERM LIABILITIES                                                       737,000                 737,000
                                                                                    -----------------       -----------------

STOCKHOLDERS' EQUITY
--------------------

      PREFERRED STOCK, NO PAR VALUE,
           500,000 SHARES AUTHORIZED,
           NO SHARES ISSUED                                                                        0                       0
      COMMON STOCK, $.10 PAR VALUE,
           6,000,000 SHARES AUTHORIZED,
           3,733,070 AND 3,756,270 SHARES ISSUED
           AND OUTSTANDING AT  3/31/99 AND
           9/30/98 RESPECTIVELY                                                              373,307                 375,627
      ADDITIONAL PAID-IN-CAPITAL                                                           2,606,899               2,606,899
      RETAINED EARNINGS                                                                    8,747,130               8,950,626
                                                                                    -----------------       -----------------
                                                                                          11,727,336              11,933,152

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                                                 $12,742,716             $12,943,195
========================================                                            =================       =================


                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                                               SIX MONTHS ENDED
                                                                                               ----------------
                                                                                      3/31/99                    3/31/98
                                                                                  -----------------         ------------------
SALES                                                                                   $1,147,717                 $2,369,173
COST OF SALES                                                                              866,655                  1,739,652
                                                                                  -----------------         ------------------

GROSS PROFIT                                                                               281,062                    629,521
SELLING, GENERAL & ADMINISTRATIVE EXPENSES                                                 640,469                    601,414
                                                                                  -----------------         ------------------

OPERATING INCOME (LOSS)                                                                 (  359,407)                    28,107
OTHER INCOME:
      INTEREST INCOME                                                                      113,491                    126,599
      INTEREST EXPENSE                                                                  (      121)                (    1,831)
      OTHER, NET                                                                             5,837                      3,432
                                                                                  -----------------         ------------------

INCOME (LOSS) BEFORE (PROVISION)
  BENEFIT FOR INCOME TAXES                                                              ( 240,200)                    156,307

(PROVISION) BENEFIT FOR
  INCOME TAXES                                                                              89,000                 (   48,500)
                                                                                  -----------------         ------------------


NET INCOME (LOSS)                                                                       $( 151,200)                  $107,807
                                                                                  ================          =================
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                                                       3,744,074                  3,895,310
NET INCOME PER SHARE (BASIC AND DILUTED)
                                                                                  $       (   0.04)                    $ 0.03
                                                                                  ================          =================

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                                              THREE MONTHS ENDED
                                                                                              ------------------
                                                                                      3/31/99                    3/31/98
                                                                                  -----------------         ------------------
SALES                                                                                   $ 541, 210                 $1,221,003
                                                                                                            ------------------
                                                                                  -----------------
COST OF SALES                                                                             416, 529                    912,356

GROSS PROFIT                                                                              124, 681                    308,647
SELLING, GENERAL & ADMINISTRATIVE EXPENSES                                                338, 226                    313,934
                                                                                  -----------------         ------------------

OPERATING (LOSS)                                                                        ( 213, 545)                (    5,287)
OTHER INCOME:
      INTEREST INCOME                                                                       56,402                     63,181
      INTEREST EXPENSE                                                                  (       21)                (    1,451)
      OTHER, NET                                                                             3,477                      2,027
                                                                                  -----------------         ------------------

INCOME (LOSS) BEFORE (PROVISION)
  BENEFIT FOR INCOME TAXES                                                              (  153,687)                    58,470

(PROVISION) BENEFIT FOR
  INCOME TAXES                                                                              57,400                 (   17,100)
                                                                                  -----------------         ------------------


NET INCOME (LOSS)                                                                       $(  96,287)                  $ 41,370
                                                                                  ================          =================
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING                                                                            3,740,626                  3,861,314
NET INCOME PER SHARE (BASIC AND DILUTED)                                                $(    0.03)                    $ 0.01
                                                                                  ================          =================

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                               SIX MONTHS ENDED
                                                                                               ----------------
                                                                                      3/31/99                    3/31/98
                                                                                  -----------------         ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)                                                                       $( 151,200)                  $107,807
ADJUSTMENTS TO RECONCILE NET INCOME TO
 NET CASH PROVIDED BY OPERATING ACTIVITIES
      DEPRECIATION AND AMORTIZATION                                                         36,303                     46,439
      CHANGES IN OPERATING ACTIVITIES:
        (INCR) IN ACCOUNTS RECEIVABLE                                                   (   14,566)                (  541,597)
        (INCR) DECR IN INVENTORY                                                        (  307,919)                   739,189
        (INCR) IN OTHER ASSETS                                                          (    1,043)                (    2,403)
        (DECR) INCR IN ACCOUNTS PAYABLE AND
                  ACCRUED EXPENSES                                                         116,170                     43,867
        (DECR) IN  ACCRUED INCOME TAX                                                   (   89,000)                (    4,500)
                                                                                  -----------------         ------------------

NET CASH PROVIDED (USED) BY
OPERATING ACTIVITIES                                                                    (  411,255)                   348,802
                                                                                  -----------------         ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
PURCHASE OF PROPERTY, PLANT & EQUIPMENT                                                 (   88,979)                (   28,575)
SALES OF INVESTMENTS - NET                                                                       0                     14,335
                                                                                  -----------------         ------------------

NET CASH USED BY
INVESTING ACTIVITIES                                                                    (   88,979)                (  114,240)
                                                                                  -----------------         ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
PURCHASE OF OUTSTANDING SHARES                                                          (   54,616)                (  232,516)
PRINCIPAL PAYMENT OF CAPITAL LEASE                                                      (    7,495)                (   14,510)
                                                                                  -----------------         ------------------

NET CASH USED BY FINANCING ACTIVITIES                                                   (   62,111)                (  247,026)

NET (DECREASE) IN CASH                                                                  (  562,345)                (   12,464)
CASH AT BEGINNING OF PERIOD                                                              1,463,726                  1,511,013
                                                                                  -----------------         ------------------


CASH AT END OF PERIOD                                                                     $901,381                 $1,498,549
                                                                                  ================          =================

SUPPLEMENTAL CASH FLOW INFORMATION:
     CASH PAID DURING THE PERIOD                                                            $  121                    $ 1,231
        FOR INTEREST                                                              ================          =================
     CASH PAID DURING THE PERIOD FOR INCOME
        TAXES                                                                             $ 40,000                   $ 30,000
                                                                                  ================          =================

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

    1.       BASIS OF PRESENTATION
             THE ACCOMPANYING UNAUDITED FINANCIAL STATEMENTS HAVE BEEN PREPARED IN ACCORDANCE WITH THE INSTRUCTIONS TO FORM 10-Q AND DO NOT INCLUDE ALL OF THE INFORMATION AND FOOTNOTES REQUIRED BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR COMPLETE FINANCIAL STATEMENTS. IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS (CONSISTING OF NORMAL RECURRING ACCRUALS) CONSIDERED NECESSARY FOR A FAIR PRESENTATION HAVE BEEN INCLUDED. OPERATING RESULTS FOR THE SIX MONTHS ENDED MARCH 31, 1999 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS THAT MAY BE EXPECTED FOR THE FISCAL YEAR ENDING SEPTEMBER 30,1999. FOR FURTHER INFORMATION REFER TO THE CONSOLIDATED FINANCIAL STATEMENTS AND FOOTNOTES THERETO INCLUDED IN THE COMPANY'S ANNUAL REPORT IN FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998.

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

    (C)      RESEARCH AND DEVELOPMENT COSTS-
             ALL RESEARCH AND DEVELOPMENT COSTS ARE CHARGED TO EXPENSE AS INCURRED.

    (D)      EARNINGS PER COMMON SHARE-
             EARNINGS PER COMMON SHARE ARE COMPUTED BASED ON WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING DURING EACH PERIOD.

    (E)      INVENTORIES-
             INVENTORIES CONSIST OF THE FOLLOWING:

                                                                                              3/31/99                 9/30/98
                                                                                       ------------------      ------------------
                             RAW MATERIALS                                                    $1,471,108              $1,534,908
                             WORK IN PROCESS                                                   3,866,748               3,879,230
                             FINISHED GOODS                                                    1,777,698               1,393,497
                                                                                       ------------------      ------------------
                                                                                              $7,115,554              $6,807,635

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

    3.       INCOME TAXES:

             DURING 1995, IT WAS DETERMINED THAT CONTINUED OPERATIONS OF ITS INTEREST CHARGE-DOMESTIC INTERNATIONAL SALES CORPORATION (IC-DISC) SUBSIDIARY'S ELECTION WAS NO LONGER ADVANTAGEOUS TO THE COMPANY. ACCORDINGLY, THE TAX ELECTION OF THE SUBSIDIARY WAS DISCONTINUED AND ITS RETAINED EARNINGS OF APPROXIMATELY $3,200,000 WERE DISTRIBUTED TO THE COMPANY. REGULATIONS PROVIDE FOR THE TAXATION OF SUCH DISTRIBUTION OVER A TEN YEAR PERIOD IN EQUAL ANNUAL INCREMENTS. UPON THE ASSUMPTION THE COMPANY'S BUSINESS IS PROFITABLE THROUGHOUT THE NEXT SIX YEARS, OF THE TEN YEAR PERIOD, EXCLUDING SUCH INCREMENTAL INCOME, THE AGGREGATE INCOME TAX PAYABLE AS A CONSEQUENCE OF SUCH DISTRIBUTION WILL APPROXIMATE A MAXIMUM OF $737,000 OR $120,000 PER YEAR. NO INTEREST IS PAYABLE ON THIS UNPAID PORTION.

    4.       PREFERRED STOCK:

             THE COMPANY HAS 500,000 AUTHORIZED SHARES OF PREFERRED STOCK, NO PAR VALUE, THAT MAY BE ISSUED AT SUCH TERMS AND PROVISIONS AS DETERMINED BY THE BOARD OF DIRECTORS. NONE ARE OUTSTANDING.

    5.       STOCK OPTIONS:

             AS OF MARCH 31, 1999 THE COMPANY HAD AUTHORIZED 100,000 SHARES FOR NON-QUALIFIED STOCK OPTIONS. NONE HAVE BEEN ISSUED.

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

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

LIQUIDITY:
----------

DURING THE FIRST SIX MONTHS OF THE CURRENT FISCAL YEAR ENDING MARCH 31, 1999, THE COMPANY MAINTAINED CASH AND SHORT TERM INVESTMENTS MORE THAN ADEQUATE TO COVER KNOWN REQUIREMENTS, UNFORESEEN EVENTS OR UNCERTAINTIES THAT MIGHT OCCUR. DURING THE SIX MONTH PERIOD, CASH AND SHORT TERM INVESTMENTS MAINTAINED AN AVERAGE BALANCE OF $1,109,000, COMPARED TO AN AVERAGE BALANCE OF $1,438,000 FOR THE TWELVE MONTHS ENDED SEPTEMBER 30,1998 OR AN AVERAGE BALANCE OF $1,277,000 FOR THE TWELVE MONTHS ENDED SEPTEMBER 30, 1997. SHORT TERM INVESTMENTS ARE TAX EXEMPT MONEY MARKET FUNDS THAT ARE READILY AVAILABLE FOR IMMEDIATE USE SHOULD THE OCCASION ARISE. IT IS ANTICIPATED THAT THE COMPANY WILL REMAIN AS LIQUID DURING THE REST OF FISCAL 1999. INVENTORIES CONTAIN NO OBSOLESCENCE AS ADJUSTMENTS ARE MADE AS THEY OCCUR. ACCOUNTS AND NOTES RECEIVABLE CONTAIN NO BAD DEBTS. INTERIM RESERVES ARE MAINTAINED TO COVER CANCELLATION CHARGES UNPAID AND ANY FREIGHT CHARGE DISPUTES. ALL MONETARY TRANSACTIONS ARE IN U.S. DOLLARS AND NO LETTERS OF CREDIT INVOLVE FOREIGN EXCHANGE.

CAPITAL RESOURCES:
------------------

DURING THE FIRST SIX MONTHS OF THE CURRENT FISCAL YEAR, THE COMPANY EXPENDED $88,979 FOR CAPITAL ASSETS. NO EXPENDITURES ARE CONTEMPLATED FOR PLANT EXPANSION OR EXTENSIVE MAINTENANCE. THE COMPANY HAS NO LONG TERM DEBT AND NONE IS CONTEMPLATED. LIABILITIES CONSIST OF CURRENT ACCOUNTS PAYABLE AND EXPENSES RELATED TO THE CURRENT ACCOUNTING PERIOD.

RESULTS OF OPERATIONS:
----------------------

DURING THE SECOND QUARTER OF THE CURRENT FISCAL YEAR ENDED MARCH 31, 1999, SHIPMENTS WERE $541,210 DOWN FROM $606,507 FOR THE QUARTER ENDED DECEMBER 31, 1998. SHIPMENTS FOR THE SIX MONTHS ENDED MARCH 31, 1999 WERE $1,147,717, DOWN FROM $2,369,173 OR 51.6% FOR THE SAME PERIOD ONE YEAR AGO AND UP FROM $1,002,860 OR 14.4% FROM THE SIX MONTHS ENDED MARCH 31, 1997. EXPORT SHIPMENTS FOR THE SIX MONTHS ENDED MARCH 31, 1999 WERE $283,359 OR 24.7% OF TOTAL SALES, DOWN $268,858 OR 48.7% FROM THE SAME PERIOD ONE YEAR AGO. DOMESTIC SHIPMENTS FOR THE FIRST SIX MONTHS OF THE CURRENT FISCAL YEAR WERE $864,358 OR 52.4% BEHIND SHIPMENTS FOR THE SAME PERIOD ONE YEAR AGO OF $1,816,956.

----------------------


SHIPMENTS FOR THE FIRST SIX MONTHS WERE LOWER THAN SHIPMENTS FOR THE SAME PERIOD OF ONE YEAR AGO DUE TO EXTENDED DELIVERY SCHEDULES ON NEW CONTRACTS. WHILE CURRENT BACKLOG IS IN EXCESS OF 5.6 MILLION DOLLARS, SHIPMENTS AGAINST THE THREE LARGEST CONTRACTS WILL NOT BEGIN UNTIL THE THIRD QUARTER OF THIS YEAR AND WILL EXTEND OVER THE NEXT EIGHTEEN MONTHS. THESE CONTRACTS ARE FOR THE SUPPLY OF HF SUBSYSTEMS TO PROVIDE FULL DUPLEX VOICE AND DATA CAPABILITY FOR LONG RANGE POINT-TO-POINT AND GROUND-TO-AIR OPERATION AS WELL AS LONG RANGE SWITCH SYSTEMS.

AS PREVIOUSLY DISCUSSED, PROCUREMENT CYCLES ARE EXTREMELY LONG DUE TO THE COMPLEXITY OF DESIGN OF THE SYSTEM REQUIREMENTS EXPERIENCED IN THE MARKET TODAY. NEW MARKET OPPORTUNITIES ARE BEING PURSUED IN GEOGRAPHIC AREAS NOT COVERED PREVIOUSLY AND THE COMPANY HAS REALIZED SOME BUSINESS FROM THESE AREAS AND CONTINUE TO BE OPTIMISTIC FOR INCREASED BUSINESS IN THE FUTURE.

THE COMPANY HAS INVESTIGATED THE PENDING YEAR 2000 PROBLEM AND DETERMINED THE ISSUE WILL NOT HAVE A MATERIAL IMPACT ON ITS BUSINESS OPERATIONS OR ITS FINANCIAL CONDITION. THE COMPANY PLANS TO REPLACE OLDER SOFTWARE AND EQUIPMENT WITH STATE-OF-THE-ART SOFTWARE AND EQUIPMENT THIS CALENDAR YEAR FOR MORE EFFICIENT OPERATION AND INVENTORY CONTROL. THE COST FOR THIS PROJECT WAS PREVIOUSLY ESTIMATED AT APPROXIMATELY $75,000. THE COMPANY ENGAGED A REPUTABLE FIRM TO CONDUCT A SURVEY OF OUR REQUIREMENTS AND RECOMMEND THOSE SOFTWARE VENDORS WITH THE APPROPRIATE PRODUCT FOR OUR NEEDS. BASED ON THE RESULT OF THE SURVEY AND SUBSEQUENT ANALYSIS OF THE RECOMMENDED SOFTWARE, A SOFTWARE PACKAGE HAS TENTATIVELY BEEN SELECTED. THE COST FOR THIS PROJECT HAS BEEN REVISED, HOWEVER, TO APPROXIMATELY $200,000 FOR ALL SOFTWARE, HARDWARE, INSTALLATION, AND TRAINING.

GENERAL AND ADMINISTRATIVE EXPENSES OF $640,469 INCREASED $39,055 FROM THE SAME PERIOD ONE YEAR AGO PRIMARILY DUE TO INCREASED ENGINEERING AND MARKETING EFFORTS. THE DIRECT LABOR FORCE CONTINUES AT A REDUCED LEVEL DUE TO SUFFICIENT INVENTORY LEVELS IN FINISHED GOODS.

                            PART II OTHER INFORMATION


5.  OTHER INFORMATION

    NONE

6.  EXHIBITS AND REPORTS ON FORM 8-K

    NONE

                                   SIGNATURES
                                   ----------


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE ACT OF
1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                             SUNAIR ELECTRONICS, INC.


                  MAY 13, 1999               /S/ ROBERT URICHO, JR.
DATE ------------------------------------    -----------------------------------
                                             ROBERT URICHO, JR., PRINCIPAL
                                             EXECUTIVE OFFICER


                  MAY 13, 1999               /S/ SYNNOTT B. DURHAM
DATE ------------------------------------    -----------------------------------
                                             SYNNOTT B. DURHAM, PRINCIPAL
                                             ACCOUNTING OFFICER