Form 10-Q
period 1999-06-30
SUNAIR ELECTRONICS INC
filed 1999-08-16
CIK 95366

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

   FOR QUARTER ENDED JUNE 30, 1999 COMMISSION FILE NUMBER I-4334
                     *************                 *************

                            SUNAIR ELECTRONICS, INC.
********************************************************************************
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 FLORIDA                                    59-0780772
     *********************************                 *******************
       (STATE OR OTHER JURISDICTION                     (I.R.S. EMPLOYER
     OF INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NO.)


    3101 SW THIRD AVE,, FT. LAUDERDALE, FLA.                  33315
    ****************************************                *********
    (ADDRESS OR PRINCIPAL EXECUTIVE OFFICE)                 (ZIP CODE)

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


INDICATE THE NUMBER OF SHARES OUT STANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK AS OF THE CLOSE OF THE PERIOD COVERED BY THE REPORT.

          CLASS                                           OUTSTANDING AT
**********************************              *******************************
COMMON STOCK,  $0.10 PAR VALUE                  06/30/99  -  3,718,070  SHARES

                     SUNAIR ELECTRONICS, INC. AND SUBSIDIARY


                                      INDEX
                                      -----

                                                                      PAGE NO.
                                                                      --------

PART   I.         FINANCIAL INFORMATION:

         CONSOLIDATED CONDENSED BALANCE SHEETS  -  -
                  JUNE 30, 1999 AND SEPTEMBER 30, 1998                      3

         CONSOLIDATED CONDENSED STATEMENTS OF INCOME - -
                  NINE MONTHS ENDED JUNE 30, 1999 AND 1998.                 4

         CONSOLIDATED CONDENSED STATEMENTS OF INCOME - -
                  THREE MONTHS ENDED JUNE 30, 1999 AND 1998                 5

         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS -
                  NINE MONTHS ENDED  JUNE 30, 1999 AND 1998                 6

         NOTES TO CONSOLIDATED CONDENSED FINANCIAL
                  STATEMENTS                                              7-9
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  CONSOLIDATED CONDENSED STATEMENTS                    10 -11



PART  II.         OTHER INFORMATION                                        12

                          PART I, FINANCIAL INFORMATION


                     SUNAIR ELECTRONICS, INC. AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                          (UNAUDITED)     (AUDITED)
                                                          -----------     ---------
ASSETS                                                      06/30/99       9/30/98
------                                                      --------       -------
CURRENT ASSETS:
---------------
         CASH AND CASH EQUIVALENTS                        $ 1,675,419   $ 1,463,726
         ACCOUNTS AND NOTES RECEIVABLE                        484,342       474,065
         INVENTORIES                                        7,114,251     6,807,635
         PREPAID EXPENSES AND OTHER
              CURRENT ASSETS                                   70,013        40,920
                                                          -----------   -----------
                  TOTAL CURRENT ASSETS                      9,344,025     8,786,346
                                                          -----------   -----------

INVESTMENT IN MARKETABLE SECURITIES                         3,110,248     3,131,753

PROPERTY, PLANT AND EQUIPMENT-NET                           1,027,334     1,025,096
                                                          -----------   -----------
TOTAL ASSETS                                              $13,481,607   $12,943,195
                                                          ===========   ===========

LIABILITIES & SHAREHOLDERS' EQUITY
----------------------------------

CURRENT LIABILITIES:

  ACCOUNTS PAYABLE AND ACCRUED EXPENSES                       373,885       231,934
  CURRENT PORTION OF CAPITALIZED LEASE                              0         7,495
  CURRENT PORTION OF INCOME TAXES PAYABLE                     171,014        33,614
                                                          -----------   -----------
                  TOTAL CURRENT LIABILITIES                   544,899       273,043
                                                          -----------   -----------

LONG-TERM LIABILITIES:
----------------------
  LONG-TERM PORTION OF INCOME TAXES PAYABLE                   737,000       737,000
                                                          -----------   -----------
                  TOTAL LONG-TERM LIABILITIES                 737,000       737,000
                                                          -----------   -----------

STOCKHOLDERS' EQUITY
--------------------

         PREFERRED STOCK, NO PAR VALUE,
                 500,000 SHARES AUTHORIZED,
                 NO SHARES ISSUED                                   0             0

         COMMON STOCK, $.10 PAR VALUE,
                  6,000,000 SHARES AUTHORIZED,
                  3,718,070 AND 3,756,270 SHARES ISSUED
                       AND OUTSTANDING AT 06/30/ 99 AND
                      9/30/98 RESPECTIVELY                    371,807       375,627
         ADDITIONAL PAID -IN-CAPITAL                        2,606,899     2,606,899
         RETAINED EARNINGS                                  9,221,002     8,950,626
                                                          -----------   -----------
                  TOTAL STOCKHOLDERS' EQUITY               12,199,708    11,933,152

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                  $13,481,607   $12,943,195
----------------------------------------                  ===========   ===========

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                NINE MONTHS ENDED
                                               06/30/99    06/30/98
                                               --------    --------

SALES                                        $2,135,545   $2,929,164
COST OF SALES                                 1,501,116    2,130,156
                                             ----------   ----------

GROSS PROFIT                                    634,429      799,008
SELLING, GENERAL & ADMINISTRATIVE EXPENSES      953,228      958,544
                                             ----------   ----------
OPERATING  (LOSS)                              (318,799)    (159,536)


OTHER INCOME:
         INTEREST INCOME                        170,567      188,434
         INTEREST EXPENSE                          (121)      (1,491)
         OTHER, NET (NOTE 8)                    722,490        5,486
                                             ----------   ----------

INCOME  BEFORE (PROVISION)
         FOR INCOME TAXES                       574,137       32,893

(PROVISION) FOR INCOME TAXES                   (207,400)      (1,300)
                                             ----------   ----------

NET INCOME                                   $  366,737   $   31,593

                                             ==========   ==========
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                            3,738,044    3,869,414
NET INCOME PER SHARE (BASIC AND DILUTED)     $     0.10   $     0.01
                                             ==========   ==========

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                   THREE MONTHS ENDED
                                                 06/30/99      06/30/98


SALES                                         $   987,828   $   559,991
COST OF SALES                                     634,461       390,504
                                              -----------   -----------

GROSS PROFIT                                      353,367       169,487
SELLING, GENERAL & ADMINISTRATIIVE EXPENSES       312,759       357,130
                                              -----------   -----------


OPERATING  INCOME ( LOSS)                          40,608      (187,643)
OTHER INCOME:
         INTEREST INCOME                           57,076        61,835
         INTEREST EXPENSE                               0           340
         OTHER, NET (NOTE 8)                      716,653         2,054
                                              -----------   -----------


INCOME (LOSS) BEFORE (PROVISION)
         BENEFIT FOR INCOME TAXES                 814,33    (   123,414

(PROVISION)  BENEFIT FOR INCOME TAXES         (  296,400)        47,200
                                              -----------   -----------
NET INCOME  (LOSS)                            $  517,937    $(   76,214)
                                              ===========   ===========
WEIGHTED AVERAGE NUMBER OF COMMON
         SHARES OUTSTANDING                     3,725,982     3,817,622
NET INCOME PER SHARE (BASIC AND DILUTED)      $      0.14   $     (0.02
                                              ===========   ===========

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                    NINE MONTHS ENDED
                                                                    -----------------
                                                               06/30/99           06/30/98
                                                               --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME                                                  $  366,737            $  31,593
ADJUSTMENTS TO RECONCILE NET INCOME
 TO NET CASH PROVIDED BY OPERATING ACTIVITIES
 DEPRECIATION AND AMORTIZATION                                  52,338               68,398
             GAIN FROM SALE OF PROPERTY                       (702,402)                   0
             CHANGES IN OPERATING ACTIVITIES:
             (INCR) IN ACCOUNTS RECEIVABLE                     (10,277)             (93,326)
             (INCR) DECR IN INVENTORY                         (306,616)             595,643
             (INCR) IN OTHER ASSETS                            (29,093)             (23,339)
             (DECR) IN ACCOUNTS PAYABLE AND
             ACCRUED EXPENSES                                 (197,235)             (76,559)
             INCR (DECR) IN ACCRUED INCOME TAX                 137,400             (121,700)
                                                            ----------           ----------


NET CASH PROVIDED (USED) BY OPERATING
ACTIVITIES                                                    (689,148)             380,710

CASH FLOWS FROM INVESTING ACTIVITIES:
PURCHASE OF PROPERTY, PLANT & EQUIPMENT                       (135,558)            (140,792)
SALES OF INVESTMENTS - NET                                     345,115               21,502
PROCEEDS FROM SALE OF PROPERTY                                 798,960                    0
                                                            ----------           ----------

NET CASH PROVIDED (USED) BY INVESTING
         ACTIVITIES                                          1,008,517             (119,290)
                                                            ----------           ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
PURCHASE OF OUTSTANDING SHARES                                (100,181)            (479,362)
PRINCIPAL PAYMENT OF CAPITAL LEASE                              (7,495)             (18,748)
                                                            ----------           ----------
NET CASH (USED) BY FINANCING ACTIVITIES                       (107,676)            (498,110)


NET INCREASE (DECREASE) IN CASH                                211,693             (236,690)
CASH AT BEGINNING OF PERIOD                                  1,463,726            1,511,013
                                                            ----------           ----------

CASH AT END OF PERIOD                                       $1,675,419           $1,274,323
                                                            ==========           ==========

SUPPLEMENTAL  CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR INTEREST                    $      121           $    1,491
                                                            ==========           ==========

CASH PAID DURING THE PERIOD FOR INCOME TAXES                $   40,000           $  118,000
                                                            ==========           ==========

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         THE ACCOMPANYING UNAUDITED FINANCIAL STATEMENTS HAVE BEEN PREPARED IN ACCORDANCE WITH THE INSTRUCTIONS TO FORM 10-Q AND DO NOT INCLUDE ALL OF THE INFORMATION AND FOOTNOTES REQUIRED BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR COMPLETE FINANCIAL STATEMENTS. IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS (CONSISTING OF NORMAL RECURRING ACCRUALS) CONSIDERED NECESSARY FOR A FAIR PRESENTATION HAVE BEEN INCLUDED. OPERATING RESULTS FOR THE NINE MONTHS ENDED JUNE 30, 1999, ARE NOT NECESSARILY INDICATIVE OF THE RESULTS THAT MAY BE EXPECTED FOR THE FISCAL YEAR ENDING SEPTEMBER 30, 1999. FOR FURTHER INFORMATION REFER TO THE CONSOLIDATED FINANCIAL STATEMENTS AND FOOTNOTES THERETO INCLUDED IN THE COMPANY'S ANNUAL REPORT IN FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998.

2.       ACCOUNTING POLICIES

(A)      PRINCIPLES OF CONSOLIDATION -
         THE ACCOMPANYING CONSOLIDATED FINANCIAL STATEMENTS INCLUDE THE ACCOUNTS OF THE COMPANY AND ITS SUBSIDIARY. ALL SIGNIFICANT INTER- COMPANY ACCOUNTS AND TRANSACTIONS HAVE BEEN ELIMINATED IN CONSOLIDATION.

(B)      PROPERTY, PLANT AND EQUIPMENT -
         PROPERTY, PLANT AND EQUIPMENT IS DEPRECIATED OVER THE ESTIMATED USEFUL LIVES OF THE ASSETS USING BOTH STRAIGHT-LINE AND ACCELERATED METHODS.

(C)      RESEARCH AND DEVELOPMENT COSTS-
         ALL RESEARCH AND DEVELOPMENT COSTS ARE CHARGED TO EXPENSE AS  INCURRED.

(D)      EARNINGS PER COMMON SHARE -
         EARNINGS PER COMMON SHARE ARE COMPUTED BASED ON WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING DURING EACH PERIOD.

(E)      INVENTORIES -
         INVENTORIES CONSIST OF THE FOLLOWING:

                                              06/30/99           9/30/98
                                              --------           -------
         RAW MATERIALS                       $1,466,293         $1,534,908
         WORK IN PROCESS                      4,052,404          3,879,230
         FINISHED GOODS                       1,595,554          1,393,497
                                             ----------         ----------
                                             $7,114,251         $6,807,635
(F)      INVESTMENTS -

         INVESTMENTS INCLUDE PRIVATE EXPORT FUNDING CORPORATION (PEFCO) NOTES. THESE NOTES ARE GUARANTEED BY THE EXPORT-IMPORT BANK OF THE UNITED STATES, AN AGENCY OF THE UNITED STATES. THE COMPANY HAS CLASSIFIED THESE SECURITIES AS "HELD-TO-MATURITY" SECURITIES, IN ACCORDANCE WITH STATEMENT OF FINANCIAL ACCOUNTING STANDARDS (SFAS) NO. 115, "ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES." HELD-TO-MATURITY SECURITIES ARE RECORDED AT AMORTIZED COST.

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

5.       STOCK OPTIONS:

         AS OF JUNE 30, 1999, THE COMPANY HAD AUTHORIZED 100,000 SHARES FOR NON-QUALIFIED STOCK OPTIONS. NONE HAVE BEEN ISSUED.

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

         IN JUNE 1997, THE FASB ISSUED SFAS NO. 131, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION" (SFAS NO. 131"). SFAS NO. 131 ESTABLISHED STANDARDS FOR THE WAY THAT PUBLIC BUSINESS ENTERPRISES REPORT INFORMATION ABOUT OPERATING SEGMENTS IN ANNUAL FINANCIAL STATEMENTS AND REQUIRES THAT THOSE ENTERPRISES REPORT SELECTED INFORMATION ABOUT OPERATING SEGMENTS IN INTERIM FINANCIAL REPORTS ISSUED TO SHAREHOLDERS. IT ALSO ESTABLISHES STANDARDS FOR RELATED

         DISCLOSURES ABOUT PRODUCTS AND SERVICES, GEOGRAPHIC AREAS, AND MAJOR CUSTOMERS. SFAS NO. 131 IS EFFECTIVE FOR FINANCIAL STATEMENTS FOR FISCAL YEARS BEGINNING AFTER DECEMBER 15, 1997, FINANCIAL STATEMENT DISCLOSURES FOR PRIOR PERIODS ARE REQUIRED TO BE RESTATED. THE ADOPTION OF SFAS NO. 131 HAS NO IMPACT ON SUNAIR'S CONSOLIDATED RESULTS OF OPERATIONS, FINANCIAL POSITION OR CASH FLOWS.

7.       FINANCIAL INSTRUMENTS:

         THE CARRYING AMOUNTS OF CASH AND CASH EQUIVALENTS, ACCOUNTS RECEIVABLE, LOANS PAYABLE, ACCOUNTS PAYABLE AND ACCRUED INCOME TAXES PAYABLE APPROXIMATE FAIR VALUE DUE TO THE SHORT MATURITY OF THE INSTRUMENTS AND RESERVES FOR POTENTIAL LOSSES, AS APPLICABLE.


8.       OTHER INCOME:

         FOR THE QUARTER ENDED JUNE 30, 1999, OTHER INCOME INCLUDES THE GAIN REALIZED FROM THE SALE OF THE COMPANY'S FOUR (4) ACRES OF VACANT LAND IN THE AMOUNT OF $702,402.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATION


LIQUIDITY:
----------

DURING THE FIRST NINE MONTHS OF THE CURRENT FISCAL YEAR ENDING JUNE 30, 1999, THE COMPANY MAINTAINED CASH AND SHORT TERM INVESTMENTS MORE THAN ADEQUATE TO COVER KNOWN REQUIREMENTS, UNFORESEEN EVENTS OR UNCERTAINTIES THAT MIGHT OCCUR. DURING THE NINE MONTH PERIOD, CASH AND SHORT TERM INVESTMENTS MAINTAINED AN AVERAGE BALANCE OF $1,105,000, COMPARED TO AN AVERAGE BALANCE OF $1,438,000 FOR THE TWELVE MONTHS ENDED SEPTEMBER 30, 1998, OR AN AVERAGE BALANCE OF $1,277,000 FOR THE TWELVE MONTHS ENDED SEPTEMBER 30, 1997. SHORT TERM INVESTMENTS ARE TAX EXEMPT MONEY MARKET FUNDS THAT ARE READILY AVAILABLE FOR IMMEDIATE USE SHOULD THE OCCASION ARISE. IT IS ANTICIPATED THAT THE COMPANY WILL REMAIN AS LIQUID DURING THE REST OF FISCAL 1999. INVENTORIES CONTAIN NO OBSOLESCENCE AS ADJUSTMENTS ARE MADE AS THEY OCCUR. ACCOUNTS AND NOTES RECEIVABLE CONTAIN NO BAD DEBTS. INTERIM RESERVES ARE MAINTAINED TO COVER CANCELLATION CHARGES UNPAID AND ANY FREIGHT CHARGE DISPUTES. ALL MONETARY TRANSACTIONS ARE IN U.S. DOLLARS AND NO LETTERS OF CREDIT INVOLVE FOREIGN EXCHANGE.


CAPITAL RESOURCES:
------------------

DURING THE FIRST NINE MONTHS OF THE CURRENT FISCAL YEAR, THE COMPANY EXPENDED $142,823 FOR CAPITAL ASSETS. NO EXPENDITURES ARE CONTEMPLATED FOR PLANT EXPANSION OR EXTENSIVE MAINTENANCE. THE COMPANY HAS NO LONG TERM DEBT AND NONE IS CONTEMPLATED. LIABILITIES CONSIST OF CURRENT ACCOUNTS PAYABLE AND EXPENSES RELATED TO THE CURRENT ACCOUNTING PERIOD.


RESULTS OF OPERATIONS:
----------------------

DURING THE THIRD QUARTER OF THE CURRENT FISCAL YEAR ENDED JUNE 30, 1999, SHIPMENTS WERE $987,828, UP FROM $541,210 FOR THE QUARTER ENDED MARCH 31, 1999. SHIPMENTS FOR THE NINE MONTHS ENDED JUNE 30, 1999, WERE $2,135,545, DOWN FROM $2,929,164, OR 27.1% FOR THE SAME PERIOD ONE YEAR AGO AND DOWN $756,438 OR 26.1% FROM THE NINE MONTHS ENDED JUNE 30, 1997. EXPORT SHIPMENTS FOR THE NINE MONTHS ENDED JUNE 30, 1999, WERE $744,644 OR 34.9% OF TOTAL SALES, DOWN $62,982 OR 7.8% FROM THE SAME PERIOD ONE YEAR AGO. DOMESTIC SHIPMENTS FOR THE FIRST NINE MONTHS OF THE CURRENT FISCAL WERE $1,390,901 OR 34.4% BEHIND SHIPMENTS FOR THE SAME PERIOD ONE YEAR AGO OF $2,121,538.

SHIPMENTS FOR THE FIRST SIX MONTHS WERE LOWER THAN SHIPMENTS FOR THE SAME PERIOD OF ONE YEAR AGO DUE TO EXTENDED DELIVERY SCHEDULES ON NEW CONTRACTS. WHILE SHIPMENTS AGAINST THESE CONTRACTS BEGAN IN THE THIRD QUARTER FOR A SMALL PORTION, THE MAJORITY OF THE SHIPMENTS AGAINST THE THREE LARGEST CONTRACTS WILL

NOT BEGIN UNTIL THE FOURTH QUARTER OF THIS FISCAL YEAR AND WILL EXTEND OVER THE NEXT FIFTEEN MONTHS. THESE CONTRACTS ARE FOR THE SUPPLY OF HF SUBSYSTEMS TO PROVIDE FULL DUPLEX VOICE AND DATA CAPABILITY FOR LONG RANGE POINT-TO-POINT AND GROUND-TO-AIR OPERATION AS WELL AS LONG RANGE SWITCH SYSTEMS. THE CURRENT BACKLOG IS IN EXCESS OF 5.2 MILLION DOLLARS COMPARED TO A BACKLOG OF 668 THOUSAND DOLLARS FOR THE SAME PERIOD ONE YEAR AGO.

PROCUREMENT CYCLES CONTINUE TO BE EXTREMELY LONG DUE TO THE COMPLEXITY OF DESIGN OF THE SYSTEM REQUIREMENTS EXPERIENCED IN THE MARKET TODAY. NEW MARKET OPPORTUNITIES CONTINUE TO BE PURSUED IN NEW GEOGRAPHICAL AREAS NOT PREVIOUSLY COVERED AND THE COMPANY CONTINUES TO REALIZE SOME BUSINESS FROM THESE AREAS. THE COMPANY CONTINUES TO BE OPTIMISTIC FOR INCREASED BUSINESS IN THE FUTURE.

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

GENERAL AND ADMINISTRATIVE EXPENSES OF $953,228 DECREASED SLIGHTLY FROM THE SAME PERIOD ONE YEAR AGO BY $5,316 AND IS EXPECTED TO CONTINUE AT THIS RATE.

                            PART II OTHER INFORMATION


5.       OTHER INFORMATION

         NONE

6.       EXHIBITS AND REPORTS ON FORM 8-K

         NONE

                                   SIGNATURES


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.



                                            SUNAIR ELECTRONICS, I NC.


DATE:   AUGUST,13, 1999                     /S/ ROBERT URICHO, JR.,
                                            -----------------------------
                                            ROBERT URICHO, JR., PRINCIPAL
                                            EXECUTIVE OFFICER



DATE:   AUGUST 13, 1999                     /S/SYNNOTT B. DURHAM
                                            -----------------------------
                                            SYNNOTT B, DURHAM, PRINCIPAL
                                            ACCOUNTING OFFICER