Form 10KSB
period 1999-09-30
SUNAIR ELECTRONICS INC
filed 1999-12-29
CIK 95366

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

  [ X ]             ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 1999

                                       OR

  [   ]        TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

Securities registered pursuant to Section 12 (g) of the Act:

                                      None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                   ---    ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Issuer's Revenues for the most recent fiscal year ended September 30, 1999 was $3,645,988.

The aggregate market value of the voting stock held by non-affiliates of the registrant approximated $3,612,925 as of December 1, 1999 based on the closing price of stock on the American Stock Exchange on said date.

Registrant's common stock - par value 10 cents, outstanding as of December 1, 1999 - 3,718,070 shares.

Documents Incorporated by Reference:
Portions of the annual shareholders' report for the years ended September 30, 1999 and September 30, 1998 and related proxy statements are incorporated by reference into Parts I and II.

Transitional Small Business Disclosure format.  Yes  X  No
                                                    ---    ---

This Annual Report on Form 10-KSB has 19 pages. The exhibit index (Item 14a) is on page 18.

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

b. The backlog of unfilled orders of the Company as of September 30 is as follows:

                     1999                                   1998
                     ----                                   ----
                 $ 5,090,834                             $ 245,844

All orders at September 30, 1999 are expected to be shipped within the current fiscal year. Sunair attempts to fill most orders from its finished goods stock and thus does not look to backlog as a major indication of activity.

c. Raw materials, purchased parts and related items are available from various suppliers located throughout the country. Management believes that the items required in the manufacture of its electronic equipment are available in sufficient quantities to meet manufacturing requirements with some extended deliveries.

d. The Company maintains an engineering department which included four engineers and two other technical personnel in 1999. During the fiscal years ended September 30, 1998 and 1999, Sunair expended $142,000 and $110,000 respectively, on product development and engineering.

e. The Company had 44 active full time employees at the end of the fiscal year.

f. In the opinion of the Company, its business is subject to limited seasonal variation.

g. Essentially all export sales are covered by irrevocable letters of credit or sight drafts. It is believed that over 80% of the non-US Government sales ultimately enter the export market either directly or via resale by domestic customers. For amounts of export sales by geographic area, sales to governmental agencies of the U.S. and to foreign governments for the years ended September 30, 1999 and 1998, see Note 7 to the consolidated financial statements included in Item 8 herein.

ITEM 2. PROPERTIES
------------------

Manufacturing, Sales and Administrative operations are conducted in Fort Lauderdale, Florida within two concrete block buildings containing approximately 67,700 sq. ft. of floor space on approximately 5 acres of land, all of which is owned in fee simple by the Company.

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

                                              1999
                                              ----
                  1st Qtr.         2nd Qtr.            3rd Qtr.        4th Qtr.
               ------------     ------------       ------------      -----------

High              2 11/16                 3           2 15/16            3 1/16
Low                1 7/8              2 1/2             2 3/4           2 13/16

                                              1998
                                              ----
                  1st Qtr.         2nd Qtr.            3rd Qtr.        4th Qtr.
                ------------     ------------       ------------     -----------

High               3 1/8             3  3/8             3 1/8                 3
Low                2 9/16          2  15/16           2 13/16             1 7/8



(b) As of December 1, 1999, it is estimated that there were approximately 900 shareholders of record.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT
------------------------------------------------------------------------------
OF OPERATIONS
-------------

LIQUIDITY
---------

During the fiscal year ended September 30, 1999, the Company had short term investments and cash or cash equivalents more than adequate to cover known requirements, unforeseen events or uncertainties that might occur. During this twelve month period, Cash and Short Term Investments had an average balance of $1,058,000 as opposed to an average balance of $1,438,000 for the twelve months ending September 30, 1998. Short Term Investments are tax exempt money market funds that are readily available for immediate use should the occasion arise. It is anticipated that the Company will remain as liquid during fiscal 2000. The current ratio of the Company as of September 30, 1999 was 12.5 compared to 32.2 as of September 30, 1998. Inventories contain no obsolescence as adjustments are made as they occur. Accounts and Notes receivable contain no bad debts. Interim reserves are maintained to cover cancellation charges unpaid and any freight charge disputes. All monetary transactions are in U.S. dollars and no letters of credit involve foreign exchange.

CAPITAL RESOURCES:
------------------

During the twelve months of fiscal 1999, $128,573 was spent for Capital Assets. These funds were primarily used for new computer hardware and software development for Sunair equipment. No expenditures are contemplated for Plant Expansion or Extensive Maintenance. The Company has no long term debt and none is contemplated. Liabilities consist of current accounts payable, accrued expenses related to the current accounting period, the current portion of the capital lease, and the current and long term portion of income taxes payable.

RESULTS OF OPERATIONS:
----------------------

During 1999 shipments of $2,708,000 were down 28% or $1,039,000 from fiscal 1998. Domestic shipments of $1,846,000 for fiscal 1999 were down 19% or $424,000 from fiscal 1998. Export shipments for fiscal 1999 were $862,000 down 40% or $576,000 from fiscal 1998. Due to customer delivery and inspection requirements and their need for equipment required for training at Sunair facilities, we were unable to ship a portion of our order input for 1999. This resulted in lower shipments with a backlog of $5,100,000, the majority of which will be shipped in the first quarter of fiscal 2000. This compares to a backlog at September 30, 1998 of $246,000.

Selling, general and administrative expenses increased $219,000 or 18% from fiscal 1998 due primarily to increased marketing efforts associated with our new position as a Systems Integrator. Interest income remained lower due to lower interest rates.

A development program requiring a sizeable investment over the past several years was undertaken for the development of software and systems capabilities. As a result, we are now experiencing more product inquiries of greater potential than at any time in the past five years. This development program was instrumental in receiving three contracts valued at over $5.0 million. We delivered our first "Pathfinder" system this year with the majority of these contracts scheduled for fiscal 2000.

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

Sunair International Sales Corporation(SISC) a wholly owned subsidiary, was treated as an Interest Charge-Domestic International Sales Corporation(IC-DISC) in prior years. During 1995, it was determined that continued operations of its Interest Charge-Domestic International Sales Corporation (IC-DISC) subsidiary's election was no longer advantageous to the Company. Accordingly, the tax election of the subsidiary was discontinued and its retained earnings of approximately $3,200,000 were distributed to the Company. Regulations provide for the taxation of such distribution over a ten year period in equal annual increments. Upon the assumption the Company's business is profitable throughout the next six years, excluding such incremental income, the aggregate income tax payable as a consequence of such distribution will approximate a maximum of $737,000 or $120,000 per year. No interest is payable on the unpaid portion.

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

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

CONSOLIDATED BALANCE SHEETS

                                       ASSETS
                                                                                                  September 30,
                                                                                        --------------------------------
                                                                                           1999                  1998
                                                                                        -----------           ----------
CURRENT ASSETS
     Cash and cash equivalents                                                          $   533,478           $ 1,463,726
     Accounts receivable                                                                    618,791               474,065
     Inventories                                                                          8,205,312             6,807,635
     Prepaid expenses and other current assets                                               40,635                40,920
                                                                                        -----------           -----------
                                                                                          9,398,216             8,786,346

INVESTMENTS                                                                               3,103,079             3,131,753

PROPERTY, PLANT, AND EQUIPMENT
     Land                                                                                   127,850               224,299
     Buildings and improvements                                                           1,701,748             1,699,098
     Machinery and equipment                                                              2,416,235             2,333,913
                                                                                        -----------           -----------
                                                                                          4,245,833             4,257,310
     Less:  Accumulated depreciation                                                      3,303,934             3,232,214
                                                                                        -----------           -----------
                                                                                            941,899             1,025,096
                                                                                        -----------           -----------

                                                                                        $13,443,194           $12,943,195
                                                                                        ===========           ===========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                                                  September 30,
                                                                                         --------------------------------
                                                                                             1999                 1998
                                                                                         -----------           ----------
CURRENT LIABILITIES
     Accounts payable and accrued expenses                                              $   681,463            $   231,934
     Current portion of capitalized lease                                                         0                  7,495
     Current portion of income taxes payable                                                 72,080                 33,614
                                                                                        -----------            -----------

                                                                                            753,543                273,043
LONG-TERM LIABILITIES

     Long-term portion of income taxes payable                                              614,000                737,000

STOCKHOLDERS' EQUITY
     Preferred stock, no par value,

       500,000 shares authorized, no shares issued                                                0                      0
     Common stock, $.10 par value,  6,000,000 shares
       authorized, 3,718,070 and 3,756,270 shares issued and outstanding

        at September 30, 1999 and September 30, 1998 respectively                           371,807                375,627
     Additional paid-in-capital                                                           2,606,899              2,606,899
     Retained earnings                                                                    9,096,945              8,950,626
                                                                                        -----------            -----------
                                                                                         12,075,651             11,933,152
                                                                                        -----------            -----------

                                                                                        $13,443,194            $12,943,195
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

                          INDEPENDENT AUDITOR'S REPORT

To The Board of Directors and Stockholders of Sunair Electronics, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Sunair Electronics, Inc. and Subsidiary as of September 30, 1999 and 1998 and the related consolidated statements of income, stockholders' equity and cash flows for the years ended September 30, 1999 and 1998. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sunair Electronics, Inc. and Subsidiary as of September 30, 1999 and 1998 and the results of its operations and cash flows for the years ended September 30, 1999 and 1998, in conformity with generally accepted accounting principles.

November 5, 1999

                                                                                     Puritz and Weintraub, LLP
                                                                                    Certified Public Accountants

CONSOLIDATED INCOME STATEMENTS                                                        Year Ended September 30,
                                                                  --------------------------------------------------------
                                                                       1999                                     1998
                                                                  ---------------                          --------------
Sales                                                               $ 2,708,273                              $ 3,746,991
Cost of sales                                                         1,869,314                                2,750,976
                                                                    -----------                              -----------
Gross profit                                                            838,959                                  996,015
Selling, general and administrative expenses                          1,415,155                                1,195,963
                                                                    -----------                              -----------
(Loss) from operations                                                 (576,196)                                (199,948)
                                                                    -----------                              -----------

Other income (expenses):
   Interest income                                                      231,884                                  246,261
   Interest expense                                                      (1,087)                                  (1,717)
   Gain on sale of land                                                 705,831                                        0
   Other income (expenses)                                               21,748                                    7,439
                                                                    -----------                              -----------
                                                                        958,376                                  251,983
                                                                    -----------                              -----------
Income before provision
   for income taxes                                                     382,180                                   52,035
Provision for income taxes                                             (139,500)                                 (14,000)
                                                                    -----------                              -----------
Net income (loss)                                                   $   242,680                              $    38,035
                                                                    ===========                              ===========

Net income (loss) per common share
   (basic and diluted)                                              $      0.07                              $      0.01
                                                                    ===========                              ===========
Average shares outstanding                                            3,731,687                                3,841,936
                                                                    ===========                              ===========


Notes to Consolidated Financial Statements are an integral part of this statement.

CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                  Year Ended September 30,
                                                                     -------------------------------------------------
                                                                          1999                               1998
                                                                      -------------                      ------------
OPERATING ACTIVITIES
    Net income (loss)                                                  $   242,680                       $    38,035
    Adjustments to reconcile net income (loss) to
     net cash provided by (used in) operating activities:
     Depreciation                                                          143,032                           126,552
     Gain on sale of land                                                 (705,831)                                0
     (Increase) decrease in accounts receivable                           (144,726)                          (43,771)
     (Increase) decrease in inventory                                   (1,397,677)                          783,271
     Decrease in prepaid and other assets                                      285                            14,943
     Increase (decrease) in accounts payable and
     accrued expenses                                                      449,529                           (73,046)
     (Decrease) in income taxes payable                                    (84,534)                         (119,000)
                                                                       -----------                       -----------
   Net cash provided by (used in) operating activities                  (1,497,242)                          726,984
                                                                       -----------                       -----------

INVESTING ACTIVITIES
   Purchase of property, plant, and equipment                             (128,573)                         (207,701)
   Proceeds from sale of land                                              803,243                                 0
                                                                       -----------                       -----------
   Net cash provided by (used in) investing activities                     674,670                          (207,701)
                                                                       -----------                       -----------

FINANCING ACTIVITIES
Principal payments on capital lease                                         (7,495)                          (25,268)
Purchase and retirement of common stock                                   (100,181)                         (541,302)
                                                                       -----------                       -----------
Net cash (used in) financing activities                                   (107,676)                         (566,570)
                                                                       -----------                       -----------

Net (decrease) in cash and cash equivalents                               (930,248)                          (47,287)
Cash and cash equivalents at beginning of the year                       1,463,726                         1,511,013
                                                                       -----------                       -----------
Cash and cash equivalents at end of the year                           $   533,478                       $ 1,463,726
                                                                       ===========                       ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the year for interest                              $     1,087                       $     1,717
                                                                       ===========                       ===========
   Cash paid during the year for income taxes                          $   162,000                       $   103,000
                                                                       ===========                       ===========

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                               Common Stock           Additional                               Total
                        ---------------------------    Paid-in          Retained            Shareholders
                          Shares         Amount        Capital          Earnings               Equity
                        ------------  ------------- --------------   --------------    ---------------------
Balances at 9/30/97       3,932,370    $ 393,237    $  2,606,899     $  9,436,283           $ 12,436,419
Purchase and
   retirement of
   commom stock            (176,100)     (17,610)              0         (523,692)              (541,302)
9/30/98 net income                0            0               0           38,035                 38,035
                         ----------    ---------    ------------     ------------           ------------
Balances at 9/30/98       3,756,270    $ 375,627    $  2,606,899     $  8,950,626             11,933,152
Purchase and
   retirement of
   common stock             (38,200)      (3,820)              0          (96,361)              (100,181)
                         ----------    ---------    ------------     ------------           ------------
9/30/98 net income                0            0               0          242,680                242,680
                         ----------    ---------    ------------     ------------           ------------
Balances at 9/30/98       3,718,070    $ 371,807    $  2,606,899     $  9,096,945             12,075,651


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

    Statement of cash flows
         The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents unless the investments are legally or contractually restricted for more than three months. The carrying amount of cash and cash equivalents approximates fair value because of their short term maturities.

    Accounts receivable
         The Company uses the direct write - off method of accounting for uncollectible account receivables. Bad debts are insignificant.

    Inventories
         Inventories are stated at the lower of cost or market value using the first in, first out method. Costs include material, labor and overhead.

    Investments
         Investments include Private Export Funding Corporation (PEFCO) notes at September 30, 1999 and 1998. These notes are guaranteed by the Export-Import Bank of the United States, an agency of the United States. The Company has classified these securities as "held-to-maturity" securities, in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Held-to-maturity securities are recorded at amortized cost. Amortization of related discounts or premiums is included in the determination of net income.

         The following schedule reflects values at September 30, 1999 and 1998:

         Name of issuer
         and title of issue                             Principal            Cost            Market           Carrying
         ------------------                          ---------------   ---------------  ---------------   ---------------
         1999
         ----
         PEFCO 7.95% secured note series UU
         due November 1, 2006                             $2,900,000        $3,215,375       $3,061,327        $3,103,079
                                                      ===============   ===============  ===============   ===============
         1998
         ----
         PEFCO 7.95% secured note series UU
         due November 1, 2006                             $2,900,000        $3,215,375       $3,368,524        $3,131,753
                                                      ===============   ===============  ===============   ===============


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

Research and development
      Expenditures for research and development are charged to income as incurred and amounted to approximately $110,000 in 1999, $142,000 in 1998.

Income per share
      Basic and diluted income per share is based upon the weighted average number of shares outstanding during each year.

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

      In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 established standards for reporting and display of comprehensive income and its components in the financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The adoption of SFAS No. 130 had no impact on Sunair's consolidated results of operations, financial position or cash flows.

      In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also established standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. Financial statement disclosures for prior periods were required to be restated. The adoption of SFAS No. 131 had no impact on Sunair's consolidated results of operations, financial position or cash flows.

Use of estimates
      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassification
      Certain amounts in prior periods have been reclassified to conform to the 1999 presentations.

2.  Income taxes
      The components of the Company's income tax provision are as follows:

      Current:                                    1999             1998
                                                --------         --------
          Federal                               $ 128,000        $ 12,500
          State                                    11,500           1,500
                                                ---------        --------
                                                $ 139,500        $ 14,000
                                                =========        ========


      During 1995, it was determined that continued operations of its Interest Charge-Domestic International Sales Corporation (IC-DISC) subsidiary's election was no longer advantageous to the Company. Accordingly, the tax election of the subsidiary was discontinued and its retained earnings of approximately $3,200,000 were distributed to the Company. Regulations provide for the taxation of such distribution over a ten year period in equal annual increments. Upon the assumption the Company's business is profitable throughout the next six years, excluding such incremental income, the aggregate income tax payable as a consequence of such distribution will approximate a maximum of $614,000 or $120,000 per year. No interest is payable on this unpaid portion.

         The total provision for 1999 is more than amounts computed by applying the statutory rates to income before income taxes, and the total provisions for 1998 is less than amounts computed by applying the statutory rates to income before income taxes for the following reasons:

                                                               1999                1998
                                                            ----------           --------
         Income taxes at the statutory rates                $ 129,941            $ 17,692
         State income taxes, net of federal tax benefit         7,500               1,000
         Book/tax difference attributable

           to depreciation                                      9,600              15,000
         Tax free income                                       (7,300)            (15,000)
         Other                                                   (241)             (4,692)
                                                            ---------            --------
                                                            $ 139,500            $ 14,000
                                                            =========            ========

3.  Inventories

        Inventories consist of the following:

                                                                    September 30,
                                                         --------------------------------
                                                             1999                1998
                                                         ------------         ----------
           Materials                                     $ 1,605,639          $1,534,908
           Work in Process                                 4,956,626           3,879,230
           Finished goods                                  1,643,047           1,393,497
                                                         -----------          ----------
                                                         $ 8,205,312          $6,807,635
                                                         ===========          ==========


4.  Preferred and common stock
      The Company has 500,000 authorized shares of preferred stock, no par value, that may be issued at terms and provisions determined by the Board of Directors. No such shares have been issued.

      The Company has 6,000,000 authorized shares of common stock, $.10 par value, that may be issued. During the years ended September 30, 1999 and 1998, the Company purchased 38,200 and 176,100 shares of its common stock at an average price of $2.62 and $3.07 respectively.

      During the year ended September 30, 1998, the shareholders approved the issuance of 100,000 non-qualified stock options at $3 per share. None have been issued.

5.  Employee benefits

      During fiscal year ended September 30, 1996, the Company amended the employee profit sharing plan to incorporate a 401(k) Plan. Under the 401(k) Plan, eligible employees may contribute up to 15% of their compensation. The Company may contribute to the Plan at the discretion of the Board of Directors. During the years ended ended September 30, 1999 and 1998 the Company did not contribute to the plan.

6.  Segment information

      The Company operates in a single industry, its principal product being communications equipment.

      Sales by geographic area, to U.S. governmental agencies and foreign governments were as follows:

                                                                                  Year Ended September 30,
                                                                     -------------------------------------------------
        Geographic area:                                                  1999                               1998
                                                                     --------------                      ------------
          Europe                                                       $  225,181                         $  404,897
          Asia                                                            571,658                            544,671
          South America                                                     8,183                             68,783
          Africa                                                            1,808                            388,155
          North America                                                 1,865,487                          2,331,247
          Australia                                                        35,956                              9,238
                                                                       ----------                         ----------
                                                                       $2,708,273                         $3,746,991
                                                                       ==========                         ==========

        Sales to U.S. governmental agencies                            $  791,041                         $1,775,132
                                                                       ==========                         ==========

        Direct sales to foreign governments                            $  295,388                         $  281,410
                                                                       ==========                         ==========

7.  Other Matters

      On June 25, 1999, the Company sold approximately 4 acres of vacant land for $851,925 cash recognizing a gain of $705,831.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

NONE

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------  --------------------------------------------------

                                                                             Family
Name                                  Age    Position Held                Relationship
----                                  ---    -------------                ------------
Robert Uricho, Jr.                    84     Chairman of the              Husband of
                                             Board, President,            Shirley Uricho
                                             Chief Executive
                                             Officer and
                                             Director Since
                                             1956

Shirley Uricho                        66     Assistant                    Wife of
                                             Secretary                    Robert Uricho, Jr.
                                             Since 1959
                                             Secretary
                                             Since 1992

James E. Laurent                      63     Vice President/              None
                                             Marketing
                                             Since 1988

Synnott B. Durham                     58     Cost Manager                 None
                                             Since 1979
                                             Treasurer, Chief
                                             Financial Officer
                                             Since 1994

Earl M. Anderson, Jr.                 74     Director                     None
                                             Since 1969

George F. Arata, Jr.                  70     Director                     None
                                             Since 1995



Note- All directors' terms are for one year and until their successors are duly elected and qualified.

ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

The following information is given on an accrual basis for the year ending September 30, 1999 with respect to each director of the corporation whose aggregate salary and fees paid by the Corporation and its subsidiaries were more than $100,000 and each of the five highest paid officers of the Corporation whose aggregate direct remuneration exceeded that amount and all officers and directors of the Corporation as a group.

                                                                 Cash and Cash Equivalent
                                                                  Forms of Remuneration
                                                     -------------------------------------------------------
                                                     Salaries, Fees,               Securities or Property
                  Capacity                           Director's Fees,              Insurance Benefits or
                  In Which                           Commissions and               Reimbursements, Personal
Name              Served                             Bonuses                       Benefits
----              ------                             -------                       --------
Robert             Chairman of the                      $175,000                        --
Uricho, Jr.        Board, President
                   and Chief Executive
                   Officer

                   All Officers
                   and Directors
                   (6 Persons
                   including the 1
                   named above)                         $391,938                        --


ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------------------------------------------------------------------------

The following information is given with respect to any person who to the knowledge of the Corporation's management owns beneficially more than 5% of any class of voting securities of the Corporation outstanding on the most recent record date and with respect to ownership of such securities by the Corporation's officers and directors.

Based solely upon a review of information furnished to the registrant during the most recent fiscal year, including written representations, no director, officer or beneficial owner of more than 10% of the company's common stock failed to file on a timely basis reports required by Section 16(A) of the Exchange Act during fiscal year 1999.

(A) Security Ownership of Certain Beneficial Owners

        Title             Name and Address                     Amount and Nature              Percent
      of Class            of Beneficial Owner              of Beneficial Ownership          of Class
      --------            -------------------              -----------------------          --------
        Common            Robert Uricho, Jr.                      *2,272,900                  61.13%
                          Board Chairman & CEO
                          3101 S.W. 3rd Avenue
                          Fort Lauderdale, FL

(B) Security Ownership of Management

        Title             Name and Address                     Amount and Nature         (1) Percent
      of Class            of Beneficial Owner               of Beneficial Ownership          of Class
      --------            -------------------               -----------------------          --------

        Common            Robert Uricho, Jr.                       2,272,900                  61.13%
                          Board Chairman & CEO
                          3101 S.W. 3rd Avenue
                          Fort Lauderdale, FL

        Common            All Other                                  6,076                      **
                          Officers and Directors



        Common            All Officers and Directors               2,278,976                  61.29%
                          As a group (6)


* Includes 278,900 shares held by the University of Florida Foundation, Inc. as Trustee of a Charitable Remainder Unitrust of which Mr. Uricho is the income beneficiary.

**   Less than 1%

(1)Based upon 3,718,070 shares outstanding at December 1, 1999.

While the Corporation has 500,000 authorized shares of preferred stock, no par value, none have been issued. The only stock outstanding is 10 cents par value Common Stock.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

          Not Applicable

ITEM 13.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

          (a) 1. Financial Statements filed as a part of the Form 10-KSB
                 Consolidated Balance Sheets as of
                 September 30,1999 and 1998                                           Page 7

                 Statements of Consolidated Income for each of the
                 two years in the period ended September 30, 1999                     Page 8

                 Statements of stockholders' equity for each of the
                 two years in the period ended September 30, 1999                     Page 9

                 Consolidated Statements of Cash Flows for each
                 of the two years in the period ended September 30, 1999              Page 9

                 Notes to Consolidated Financial Statements                           Pages 10-14

          (a)    2. Financial Statement Schedules filed as part of the Form
                 10-KSB:

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

SUNAIR ELECTRONICS, INC.                                Date  November 16, 1999
                                                              -----------------


By /s/ Robert Uricho, Jr.
---------------------------------------
    Robert Uricho, Jr.
    Chairman of the Board, Director
    President and Principal
    Executive Officer

By /s/ Synnott B. Durham
---------------------------------------
    Synnott B. Durham
    Treasurer and Principal
    Accounting  Officer

By /s/ Shirley Uricho
---------------------------------------
    Shirley Uricho
    Secretary

By /s/ Earl M. Anderson, Jr..
---------------------------------------
    Earl M. Anderson, Jr.
    Director

By /s/ George F. Arata, Jr.
---------------------------------------
    George F. Arata, Jr.
    Director