Form 10QSB
period 1999-12-31
SUNAIR ELECTRONICS INC
filed 2000-02-14
CIK 95366

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999

                                       OR

[   ]        TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    Commission file number   I-4334

                            SUNAIR ELECTRONICS, INC.
-----------------------------------------------------------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                             FLORIDA                                                                        59-0780772
---------------------------------------------------------------------                        --------------------------------------
   (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)                            (I.R.S. EMPLOYER IDENTIFICATION NO.)

              3101 SW THIRD AVE., FT. LAUDERDALE, FLA.                                                            33315
---------------------------------------------------------------------                                  ----------------------------
              (ADDRESS OR PRINCIPAL EXECUTIVE OFFICE)                                                          (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE                                                           (954) 525-1505
                                                                                                       ----------------------------

                                      NONE
--------------------------------------------------------------------------------
   (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                    REPORT)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ---    ---

Registrant's common stock - par value 10 cents, outstanding as of December 31, 1999 - 3,718,070 shares.

Transitional Small Business Disclosure format.  Yes  X   No
                                                    ---     ----

                     SUNAIR ELECTRONICS, INC. AND SUBSIDIARY

                                      INDEX
                                      -----
                                                                                                           PAGE NO.
                                                                                                           --------
          PART I.     FINANCIAL INFORMATION:

             CONSOLIDATED CONDENSED BALANCE SHEETS - -
                      DECEMBER 31, 1999 AND SEPTEMBER 30, 1999                                                 3

             CONSOLIDATED CONDENSED STATEMENTS OF INCOME - -
                      THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998                                            4

             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS -
                      THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998                                            5

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL
                      STATEMENTS                                                                              6-8

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                      CONSOLIDATED CONDENSED STATEMENTS                                                      9-10

          PART II.    OTHER INFORMATION                                                                       11


                          PART I. FINANCIAL INFORMATION

                     SUNAIR ELECTRONICS, INC. AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                              (UNAUDITED)                 (AUDITED)
ASSETS                                                                                          12/31/99                   9/30/99
------                                                                                       -------------               -----------
CURRENT ASSETS:
      CASH AND CASH EQUIVALENTS                                                                $   481,754               $   533,478
      ACCOUNTS AND NOTES RECEIVABLE                                                              2,907,444                   618,791
      INVENTORIES                                                                                6,494,097                 8,205,312
      PREPAID EXPENSES AND OTHER

         CURRENT ASSETS                                                                             50,708                    40,635
                                                                                               -----------               -----------

             TOTAL CURRENT ASSETS                                                                9,934,003                 9,398,216
                                                                                               -----------               -----------

INVESTMENT IN MARKETABLE SECURITIES                                                              3,095,911                 3,103,079
-----------------------------------                                                            -----------               -----------

PROPERTY, PLANT AND EQUIPMENT-NET                                                                  916,423                   941,899
---------------------------------                                                              -----------               -----------

TOTAL ASSETS                                                                                   $13,946,337               $13,443,194
============                                                                                   ===========               ===========

LIABILITIES & SHAREHOLDERS' EQUITY
----------------------------------

CURRENT LIABILITIES:
      ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                                    $   446,649               $   681,463
      CURRENT PORTION OF INCOME TAXES PAYABLE                                                      268,080                    72,080
                                                                                               -----------               -----------

           TOTAL CURRENT LIABILITIES                                                               714,729                   753,543
                                                                                               -----------               -----------

LONG-TERM LIABILITIES:
----------------------

      LONG-TERM PORTION OF INCOME TAXES PAYABLE                                                    614,000                   614,000
                                                                                               -----------               -----------

STOCKHOLDERS' EQUITY
--------------------

      PREFERRED STOCK, NO PAR VALUE,
           500,000 SHARES AUTHORIZED,
           NO SHARES ISSUED                                                                              0                         0
      COMMON STOCK, $.10 PAR VALUE,
           6,000,000 SHARES AUTHORIZED,
           3,718,070 SHARES ISSUED
           AND OUTSTANDING                                                                         371,807                   371,807
      ADDITIONAL PAID-IN-CAPITAL                                                                 2,606,899                 2,606,899
      RETAINED EARNINGS                                                                          9,638,902                 9,096,945
                                                                                               -----------               -----------
                                                                                                12,617,608                12,075,651

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                                                       $13,946,337               $13,443,194
========================================                                                       ===========               ===========


                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                                                        THREE MONTHS ENDED
                                                                                                        ------------------
                                                                                             12/31/99                     12/31/98
                                                                                            -----------                 -----------
SALES                                                                                       $ 3,686,179                 $   606,507
COST OF SALES                                                                                 2,372,865                     450,126
                                                                                            -----------                 -----------

GROSS PROFIT                                                                                  1,313,314                     156,381
SELLING, GENERAL & ADMINISTRATIVE EXPENSES                                                      524,043                     302,243
                                                                                            -----------                 -----------

OPERATING INCOME (LOSS)                                                                         789,271                    (145,862)
OTHER INCOME:
      INTEREST INCOME                                                                            67,889                      57,089
      INTEREST EXPENSE                                                                                0                        (100)
      OTHER, NET                                                                                    800                       2,360
                                                                                            -----------                 -----------

INCOME (LOSS) BEFORE PROVISION
 FOR INCOME TAXES                                                                               857,960                     (86,513)

(PROVISION) BENEFIT FOR
 INCOME TAXES                                                                                  (316,000)                     31,600
                                                                                            -----------                 -----------


NET INCOME (LOSS)                                                                           $   541,960                 $   (54,913)
                                                                                            ===========                 ===========

WEIGHTED AVERAGE NUMBER OF COMMON                                                             3,718,070                   3,747,448
SHARES OUTSTANDING
NET INCOME PER SHARE (BASIC AND DILUTED)                                                    $       .15                 $     (0.01)
                                                                                            ===========                 ===========


                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                       THREE MONTHS ENDED
                                                                                                       ------------------
                                                                                              12/31/99                   12/31/98
                                                                                            ------------                -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)                                                                            $   541,960                $   (54,913)
ADJUSTMENTS TO RECONCILE NET INCOME TO
 NET CASH PROVIDED BY OPERATING ACTIVITIES
      DEPRECIATION AND AMORTIZATION                                                               36,263                     18,152
      CHANGES IN OPERATING ACTIVITIES:
        (INCR) ACCOUNTS RECEIVABLE                                                            (2,288,653)                   (31,348)
        (INCR) DECR IN INVENTORY                                                               1,711,215                    (98,327)
        (INCR) IN OTHER ASSETS                                                                   (10,073)                   (12,853)
        (DECR) IN ACCOUNTS PAYABLE AND
                  ACCRUED EXPENSES                                                              (227,649)                  (114,506)
        (DECR) INCR IN  ACCRUED INCOME TAX                                                       196,000                    (31,600)
                                                                                             -----------                -----------

NET CASH PROVIDED (USED) BY
OPERATING ACTIVITIES                                                                             (40,937)                  (325,395)
                                                                                             -----------                -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
PURCHASE OF PROPERTY, PLANT & EQUIPMENT                                                          (10,787)                   (38,663)
                                                                                             -----------                -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
PURCHASE OF OUTSTANDING SHARES                                                                         0                    (26,739)
PRINCIPAL PAYMENT OF CAPITAL LEASE                                                                     0                     (6,646)
                                                                                             -----------                -----------

NET CASH USED BY FINANCING ACTIVITIES                                                                  0                    (33,385)
                                                                                             -----------                -----------

NET INCREASE (DECREASE) IN CASH                                                                  (51,724)                  (397,443)
CASH AT BEGINNING OF PERIOD                                                                      533,478                  1,463,726
                                                                                             -----------                -----------

CASH AT END OF PERIOD                                                                        $   481,754                $ 1,066,283
                                                                                             ===========                ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
     CASH PAID DURING THE PERIOD                                                             $         0                $       100
                                                                                             ===========                ===========
        FOR INTEREST
     CASH PAID DURING THE PERIOD FOR INCOME
        TAXES                                                                                $   185,000                $    40,000
                                                                                             ===========                ===========


              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

       1.      BASIS OF PRESENTATION
               THE ACCOMPANYING UNAUDITED FINANCIAL STATEMENTS HAVE BEEN PREPARED IN ACCORDANCE WITH THE INSTRUCTIONS TO FORM 10-QSB AND DO NOT INCLUDE ALL OF THE INFORMATION AND FOOTNOTES REQUIRED BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR COMPLETE FINANCIAL STATEMENTS. IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS (CONSISTING OF NORMAL RECURRING ACCRUALS) CONSIDERED NECESSARY FOR A FAIR PRESENTATION HAVE BEEN INCLUDED. OPERATING RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS THAT MAY BE EXPECTED FOR THE FISCAL YEAR ENDING SEPTEMBER 30,2000. FOR FURTHER INFORMATION REFER TO THE CONSOLIDATED FINANCIAL STATEMENTS AND FOOTNOTES THERETO INCLUDED IN THE COMPANY'S ANNUAL REPORT IN FORM 10-KSB FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999.

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

       (C)     RESEARCH AND DEVELOPMENT COSTS-
               ALL RESEARCH AND DEVELOPMENT COSTS ARE CHARGED TO EXPENSE AS INCURRED.

       (D)     EARNINGS PER COMMON SHARE-
               EARNINGS PER COMMON SHARE ARE COMPUTED BASED ON WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING DURING EACH PERIOD.

       (E)     INVENTORIES-
               INVENTORIES CONSIST OF THE FOLLOWING:

                                               12/31/99          9/30/99

                                            -------------      ----------
                     RAW MATERIALS             $1,307,391      $1,605,639
                     WORK IN PROCESS            3,772,381       4,956,626
                     FINISHED GOODS             1,414,325       1,643,047
                                            -------------      ----------
                                               $6,494,097      $8,205,312

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

       3.      INCOME TAXES:

               DURING 1995, IT WAS DETERMINED THAT CONTINUED OPERATIONS OF ITS INTEREST CHARGE-DOMESTIC INTERNATIONAL SALES CORPORATION (IC-DISC) SUBSIDIARY'S ELECTION WAS NO LONGER ADVANTAGEOUS TO THE COMPANY. ACCORDINGLY, THE TAX ELECTION OF THE SUBSIDIARY WAS DISCONTINUED AND ITS RETAINED EARNINGS OF APPROXIMATELY $3,200,000 WERE DISTRIBUTED TO THE COMPANY. REGULATIONS PROVIDE FOR THE TAXATION OF SUCH DISTRIBUTION OVER A TEN YEAR PERIOD IN EQUAL ANNUAL INCREMENTS. UPON THE ASSUMPTION THE COMPANY'S BUSINESS IS PROFITABLE THROUGHOUT THE NEXT FIVE YEARS, EXCLUDING SUCH INCREMENTAL INCOME, THE AGGREGATE INCOME TAX PAYABLE AS A CONSEQUENCE OF SUCH DISTRIBUTION WILL APPROXIMATE A MAXIMUM OF $614,000 OR $120,000 PER YEAR. NO INTEREST IS PAYABLE ON THIS UNPAID PORTION.

       4.      PREFERRED STOCK:

               THE COMPANY HAS 500,000 AUTHORIZED SHARES OF PREFERRED STOCK, NO PAR VALUE, THAT MAY BE ISSUED AT SUCH TERMS AND PROVISIONS AS DETERMINED BY THE BOARD OF DIRECTORS. NONE ARE OUTSTANDING.

       5.      STOCK OPTIONS:

               AS OF DECEMBER 31, 1999 THE COMPANY HAD AUTHORIZED 400,000 SHARES FOR NON-QUALIFIED STOCK OPTIONS. NONE HAVE BEEN ISSUED.

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

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

               LIQUIDITY:
               ----------


DURING THE FIRST THREE MONTHS OF THE CURRENT FISCAL YEAR ENDING DECEMBER 31, 1999, THE COMPANY MAINTAINED CASH AND SHORT TERM INVESTMENTS MORE THAN ADEQUATE TO COVER KNOWN REQUIREMENTS, UNFORESEEN EVENTS OR UNCERTAINTIES THAT MIGHT OCCUR. DURING THE THREE MONTH PERIOD, CASH AND SHORT TERM INVESTMENTS MAINTAINED AN AVERAGE BALANCE OF $543,000, COMPARED TO AN AVERAGE BALANCE OF $1,058,000 FOR THE TWELVE MONTHS ENDED SEPTEMBER 30,1999. SHORT TERM INVESTMENTS ARE TAX EXEMPT MONEY MARKET FUNDS THAT ARE READILY AVAILABLE FOR IMMEDIATE USE SHOULD THE OCCASION ARISE. IT IS ANTICIPATED THAT THE COMPANY WILL REMAIN AS LIQUID DURING THE REST OF FISCAL 2000. INVENTORIES CONTAIN NO OBSOLESCENCE AS ADJUSTMENTS ARE MADE AS THEY OCCUR. ACCOUNTS AND NOTES RECEIVABLE CONTAIN NO BAD DEBTS. INTERIM RESERVES ARE MAINTAINED TO COVER CANCELLATION CHARGES UNPAID AND ANY FREIGHT CHARGE DISPUTES. ALL MONETARY TRANSACTIONS ARE IN U.S. DOLLARS AND NO LETTERS OF CREDIT INVOLVE FOREIGN EXCHANGE.

CAPITAL RESOURCES:
------------------

DURING THE FIRST THREE MONTHS OF THE CURRENT FISCAL YEAR, THE COMPANY EXPENDED $10,787 FOR CAPITAL ASSETS. NO EXPENDITURES ARE CONTEMPLATED FOR PLANT EXPANSION OR EXTENSIVE MAINTENANCE. THE COMPANY HAS NO LONG TERM DEBT AND NONE IS CONTEMPLATED. LIABILITIES CONSIST OF CURRENT ACCOUNTS PAYABLE AND EXPENSES RELATED TO THE CURRENT ACCOUNTING PERIOD AND THE CAPITAL LEASE.

RESULTS OF OPERATIONS:
----------------------

DURING THE FIRST QUARTER OF THE CURRENT FISCAL YEAR ENDED DECEMBER 31, 1999, SHIPMENTS WERE $3,686,179, UP FROM SHIPMENTS OF $606,507 OR 508% FOR THE SAME QUARTER ONE YEAR AGO. EXPORT SHIPMENTS FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 WERE $2,072,185 OR 56% OF TOTAL SALES, UP $1,889,606 OR 1035% FROM THE SAME PERIOD ONE YEAR AGO. DOMESTIC SHIPMENTS FOR THE FIRST THREE MONTHS OF THE CURRENT FISCAL YEAR WERE $1,613,994, COMPARABLE TO SHIPMENTS FOR THE SAME PERIOD ONE YEAR AGO OF $423,928, UP $1,190,066 OR 281%. MANAGEMENT CONTINUES TO MONITOR SELLING, GENERAL AND ADMINISTRATIVE EXPENSES WHICH INCREASED $221,800 FROM THE SAME PERIOD ONE YEAR AGO DUE TO INCREASED MARKETING EXPENSES. THE DIRECT LABOR FORCE CONTINUES AT A REDUCED LEVEL DUE TO SUFFICIENT INVENTORY LEVELS IN FINISHED GOODS.

----------------------

SHIPMENTS FOR THE FIRST QUARTER WERE SIGNIFICANTLY HIGHER THAN SHIPMENTS FOR THE SAME PERIOD ONE YEAR AGO DUE TO DELIVERY OF A PORTION OF THE COMPANY'S $5,100,000 BACKLOG AT SEPTEMBER 30, 1999. BACKLOG AT DECEMBER 31, 1999 WAS $2,000,000 AS COMPARED TO $1,100,000 FOR THE SAME PERIOD A YEAR AGO. THE COMPANY'S BACKLOG DOES NOT INCLUDE A BASIC ORDERING AGREEMENT WITH THE U.S. COAST GUARD TO SUPPLY A LARGE NUMBER OF HIGH POWERED HF SYSTEMS HAVING A POTENTIAL VALUE IN EXCESS OF $5,000,000 WITHIN THE NEXT FIVE YEARS.

WITH EXPANDED DELIVERY OF THE NEW "PATHFINDER" SYSTEM, THE COMPANY CONTINUES TO ESTABLISH ITSELF AS A SYSTEMS INTEGRATOR WITH SOLID GROWTH POTENTIAL IN SYSTEMS ORIENTED PROJECTS. IN ADDITION TO THE SOFTWARE AND SYSTEMS CAPABILITIES DEVELOPED THROUGH R & D EFFORTS, PROGRESS CONTINUES ON THE DEVELOPMENT OF A NEW GENERATION SERIES OF HF DIGITAL RADIO COMMUNICATION SYSTEMS. THIS SYSTEM WILL BE DESIGNED TO BE FULLY COMPATIBLE WITH THE "PATHFINDER" DIGITAL MESSAGE SWITCH DATA TERMINAL AND THE SUNAIR WINDOWS BASED REMOTE CONTROL SYSTEMS. THE 2000 SERIES WILL ALLOW CUSTOMERS TO SEND BOTH FACSIMILE AND E-MAIL MESSAGES 100% ERROR FREE OVER COMMUNICATION PORTS.

TO MEET THIS NEW DEMAND, THE COMPANY HAS DEVELOPED PLANS FOR EXPANSION OF MARKETING AND ENGINEERING EFFORTS TO AGGRESSIVELY PURSUE KNOWN OPPORTUNITIES IN THE U.S. AND OVERSEAS MARKETS, AS WELL AS DEVELOPMENT OF NEW MARKETS AND CAPABILITIES. EVEN THOUGH THE PROCUREMENT CYCLE REMAINS EXTREMELY LONG, THE COMPANY CONTINUES TO BE OPTIMISTIC FOR FUTURE BUSINESS.

THE COMPANY INSTALLED A NEW COMPUTER SYSTEM TO MEET THE REQUIREMENTS OF THE YEAR 2000 AND BEYOND. EXISTING APPLICATION SOFTWARE WAS MODIFIED BY IN-HOUSE PERSONNEL AND LIMITED PARTICIPATION BY OUTSIDE CONSULTANTS TO OPERATE CORRECTLY IN THE YEAR 2000. THIS HAD LITTLE IMPACT ON THE FINANCIAL CONDITION OF THE COMPANY AS THESE COSTS WERE OFFSET WITH REDUCED MAINTENANCE COSTS AND INCREASED EFFICIENCY AND PRODUCTIVITY.

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

                                                SUNAIR ELECTRONICS, INC.

DATE      FEBRUARY 11, 2000                     /S/ ROBERT URICHO, JR.
     ------------------------------             ------------------------------
                                                ROBERT URICHO, JR., PRINCIPAL
                                                EXECUTIVE OFFICER


DATE     FEBRUARY 11, 2000                      /S/ SYNNOTT B. DURHAM
     ------------------------------             ------------------------------
                                                SYNNOTT B. DURHAM, PRINCIPAL
                                                ACCOUNTING OFFICER