Form 10QSB
period 2000-03-31
SUNAIR ELECTRONICS INC
filed 2000-05-15
CIK 95366

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                          Commission file number I-4334

                            SUNAIR ELECTRONICS, INC.
 -------------------------------------------------------------------------------
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
                                                                                                       ----------------------------

                                                               NONE
-----------------------------------------------------------------------------------------------------------------------------------
                        (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST REPORT)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ----    -----

Registrant's common stock - par value 10 cents, outstanding as of March 31, 2000
- 3,718,070 shares.

Transitional Small Business Disclosure format.  Yes  X   No
                                                    ----    ----

                     SUNAIR ELECTRONICS, INC. AND SUBSIDIARY

                                      INDEX
                                      -----

                                                                                                           PAGE NO.
                                                                                                           --------
       PART I.        FINANCIAL INFORMATION:

             CONSOLIDATED CONDENSED BALANCE SHEETS - -
                      MARCH 31, 2000 AND SEPTEMBER 30, 1999                                                   3

             CONSOLIDATED CONDENSED STATEMENTS OF INCOME - -
                      SIX MONTHS ENDED MARCH 31, 2000 AND 1999                                                4

             CONSOLIDATED CONDENSED STATEMENTS OF INCOME - -
                      THREE MONTHS ENDED MARCH 31, 2000 AND 1999                                              5

             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS -
                      SIX MONTHS ENDED MARCH 31, 2000 AND 1999                                                6

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL
                      STATEMENTS                                                                             7-9

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                      CONSOLIDATED CONDENSED STATEMENTS                                                     10-11

       PART II.       OTHER INFORMATION                                                                      12

                                       2

                          PART I. FINANCIAL INFORMATION

                     SUNAIR ELECTRONICS, INC. AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                                                 (UNAUDITED)              (AUDITED)
ASSETS                                                                                             3/31/00                 9/30/99
------                                                                                         --------------           ------------
CURRENT ASSETS:
---------------
      CASH AND CASH EQUIVALENTS                                                                 $ 2,339,475              $   533,478
      ACCOUNTS AND NOTES RECEIVABLE                                                               1,175,959                  618,791
      INVENTORIES                                                                                 6,309,201                8,205,312
      PREPAID EXPENSES AND OTHER
         CURRENT ASSETS                                                                              30,182                   40,635
                                                                                                -----------              -----------

             TOTAL CURRENT ASSETS                                                                 9,854,817                9,398,216
                                                                                                -----------              -----------

INVESTMENT IN MARKETABLE SECURITIES                                                               3,088,742                3,103,079
-----------------------------------

PROPERTY, PLANT AND EQUIPMENT-NET                                                                   897,714                  941,899
--------------------------------

TOTAL ASSETS                                                                                    $13,841,273              $13,443,194
============                                                                                    ===========              ===========

LIABILITIES & SHAREHOLDERS' EQUITY
----------------------------------

CURRENT LIABILITIES:
--------------------

      ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                                     $   350,794              $   681,463
      CURRENT PORTION OF INCOME TAXES PAYABLE                                                       214,580                   72,080
                                                                                                -----------              -----------

           TOTAL CURRENT LIABILITIES                                                                565,374                  753,543
                                                                                                -----------              -----------

LONG-TERM LIABILITIES:
---------------------

      LONG-TERM PORTION OF INCOME TAXES PAYABLE                                                     614,000                  614,000
                                                                                                -----------              -----------

STOCKHOLDERS' EQUITY
--------------------

      PREFERRED STOCK, NO PAR VALUE,
           500,000 SHARES AUTHORIZED,
           NO SHARES ISSUED                                                                               0                        0
      COMMON STOCK, $.10 PAR VALUE,
           6,000,000 SHARES AUTHORIZED,
           3,718,070 SHARES ISSUED
           AND OUTSTANDING                                                                          371,807                  371,807
      ADDITIONAL PAID-IN-CAPITAL                                                                  2,606,899                2,606,899
      RETAINED EARNINGS                                                                           9,683,193                9,096,945
                                                                                                -----------              -----------
                                                                                                 12,661,899               12,075,651

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                                                        $13,841,273              $13,443,194
=========================================                                                       ===========              ===========

             CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)


                                                                                                  SIX MONTHS ENDED
                                                                                                   ----------------
                                                                                        3/31/00                    3/31/99
                                                                                        -------                    -------
SALES                                                                                   $5,145,925                 $1,147,717
COST OF SALES                                                                            3,416,585                    866,655
                                                                                         ---------                    -------


GROSS PROFIT                                                                             1,729,340                    281,062
SELLING, GENERAL & ADMINISTRATIVE EXPENSES                                                 925,622                    640,469
                                                                                         ---------                    -------

OPERATING INCOME (LOSS)                                                                    803,718                 (  359,407)
OTHER INCOME:
      INTEREST INCOME                                                                      119,425                    113,491
      INTEREST EXPENSE                                                                           0                 (      121)
      OTHER, NET                                                                             2,608                      5,837
                                                                                         ---------                    -------

INCOME (LOSS) BEFORE (PROVISION)
  BENEFIT FOR INCOME TAXES                                                                 925,751                 ( 240,200)

(PROVISION) BENEFIT FOR
  INCOME TAXES                                                                          (  339,500)                    89,000
                                                                                         ---------                    -------


NET INCOME (LOSS)                                                                         $586,251                 $( 151,200)
                                                                                          ========                 ==========

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                                                       3,718,070                  3,744,074
NET INCOME PER SHARE (BASIC AND DILUTED)
                                                                                            $ 0.16                 $ (   0.04)
                                                                                          ========                 ==========

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                                                  THREE MONTHS ENDED
                                                                                                  ------------------
                                                                                          3/31/00                    3/31/99
                                                                                          -------                    -------

SALES                                                                                   $1,459,746                 $ 541,210
COST OF SALES                                                                            1,043,720                   416,529
                                                                                         ---------                   -------



GROSS PROFIT                                                                               416,026                   124,681
SELLING, GENERAL & ADMINISTRATIVE EXPENSES                                                 401,579                   338,226
                                                                                         ---------                   -------

OPERATING INCOME (LOSS)                                                                     14,447                 ( 213,545)
OTHER INCOME:
      INTEREST INCOME                                                                       51,536                     56,402
      INTEREST EXPENSE                                                                           0                 (       21)
      OTHER, NET                                                                             1,808                      3,477
                                                                                         ---------                   -------

INCOME (LOSS) BEFORE PROVISION
 FOR INCOME TAXES                                                                           67,791                 (  153,687)

(PROVISION) BENEFIT FOR
 INCOME TAXES                                                                           (   23,500)                    57,400
                                                                                         ---------                   -------


NET INCOME (LOSS)                                                                         $ 44,291                 $(  96,287)
                                                                                          ========                 ==========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING                                                                            3,718,070                  3,740,626
NET INCOME PER SHARE (BASIC AND DILUTED)                                                    $ 0.01                 $(    0.03)
                                                                                          ========                 ==========

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)



                                                                                                    SIX MONTHS ENDED
                                                                                                    ----------------
                                                                                          3/31/00                    3/31/99
                                                                                          -------                    -------

CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)                                                                       $  586,251                 $( 151,200)
ADJUSTMENTS TO RECONCILE NET INCOME TO
 NET CASH PROVIDED BY OPERATING ACTIVITIES
      DEPRECIATION AND AMORTIZATION                                                         72,526                     36,303
      CHANGES IN OPERATING ACTIVITIES:
        (INCR) IN ACCOUNTS RECEIVABLE                                                   (  557,168)                (   14,566)
        (INCR) DECR IN INVENTORY                                                         1,896,111                 (  307,919)
        (INCR) DECR IN OTHER ASSETS                                                         10,453                 (    1,043)
        (DECR) INCR IN ACCOUNTS PAYABLE AND
                  ACCRUED EXPENSES                                                      (  316,335)                   116,170
        (DECR) INCR IN  ACCRUED INCOME TAX                                                 142,500                 (   89,000)
                                                                                        ----------                 ----------

NET CASH PROVIDED (USED) BY
OPERATING ACTIVITIES                                                                     1,834,338                 (  411,255)
                                                                                        ----------                 ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
PURCHASE OF PROPERTY, PLANT & EQUIPMENT                                                 (   28,341)                (   88,979)
                                                                                        ----------                 ----------


CASH FLOWS FROM FINANCING ACTIVITIES:
PURCHASE OF OUTSTANDING SHARES                                                                   0                 (   54,616)
PRINCIPAL PAYMENT OF CAPITAL LEASE                                                               0                 (    7,495)
                                                                                        ----------                 ----------

NET CASH USED BY FINANCING ACTIVITIES                                                            0                 (   62,111)
                                                                                        ----------                 ----------

NET INCREASE (DECREASE) IN CASH                                                          1,805,997                 (  562,345)
CASH AT BEGINNING OF PERIOD                                                                533,478                  1,463,726
                                                                                        ----------                 ----------


CASH AT END OF PERIOD                                                                   $2,339,475                   $901,381
                                                                                        ==========                   ========


SUPPLEMENTAL CASH FLOW INFORMATION:
     CASH PAID DURING THE PERIOD                                                        $        0                 $      121
                                                                                        ==========                   ========
        FOR INTEREST
     CASH PAID DURING THE PERIOD FOR INCOME
        TAXES                                                                           $  197,000                   $ 40,000
                                                                                        ==========                   ========

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION THE ACCOMPANYING UNAUDITED FINANCIAL STATEMENTS HAVE BEEN PREPARED IN ACCORDANCE WITH THE INSTRUCTIONS TO FORM 10-QSB AND DO NOT INCLUDE ALL OF THE INFORMATION AND FOOTNOTES REQUIRED BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR COMPLETE FINANCIAL STATEMENTS. IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS (CONSISTING OF NORMAL RECURRING ACCRUALS) CONSIDERED NECESSARY FOR A FAIR PRESENTATION HAVE BEEN INCLUDED. OPERATING RESULTS FOR THE SIX MONTHS ENDED MARCH 31, 2000 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS THAT MAY BE EXPECTED FOR THE FISCAL YEAR ENDING SEPTEMBER 30,2000. FOR FURTHER INFORMATION REFER TO THE CONSOLIDATED FINANCIAL STATEMENTS AND FOOTNOTES THERETO INCLUDED IN THE COMPANY'S ANNUAL REPORT IN FORM 10-KSB FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999.

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

     (C) RESEARCH AND DEVELOPMENT COSTS- ALL RESEARCH AND DEVELOPMENT COSTS ARE CHARGED TO EXPENSE AS INCURRED.

     (D) EARNINGS PER COMMON SHARE- EARNINGS PER COMMON SHARE ARE COMPUTED BASED ON WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING DURING EACH PERIOD.

     (E)  INVENTORIES-
          INVENTORIES CONSIST OF THE FOLLOWING:

                                                                                               3/31/00                 9/30/99
                                                                                        ------------------      ------------------
                             RAW MATERIALS                                                    $1,549,349              $1,605,639
                             WORK IN PROCESS                                                   3,548,684               4,956,626
                             FINISHED GOODS                                                    1,211,168               1,643,047
                                                                                        ------------------      ------------------
                                                                                              $6,309,201              $8,205,312

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

5.   STOCK OPTIONS:

     AS OF MARCH 31, 2000 THE COMPANY HAD AUTHORIZED 400,000 SHARES FOR NON-QUALIFIED STOCK OPTIONS. NONE HAVE BEEN ISSUED.

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

7.   FINANCIAL INSTRUMENTS:

     THE CARRYING AMOUNTS OF CASH AND CASH EQUIVALENTS, ACCOUNTS RECEIVABLE, LOANS PAYABLE, ACCOUNTS PAYABLE AND ACCRUED INCOME TAXES PAYABLE APPROXIMATE FAIR VALUE DUE TO THE SHORT MATURITY OF THE INSTRUMENTS AND RESERVES FOR POTENTIAL LOSSES, AS APPLICABLE. ACCOUNTS AND NOTES RECEIVABLE INCLUDE A $231,000 NOTE ISSUED BY THE BRAZILIAN GOVERNMENT BEARING 9% INTEREST AND A MATURITY DATE OF APRIL 15, 2007. THE NOTE MAY BE PREPAID BEFORE MATURITY. THIS NOTE REPRESENTS A FINANCING AGREEMENT FOR 20% OF THE SALE AMOUNT.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

LIQUIDITY:
----------


DURING THE FIRST SIX MONTHS OF THE CURRENT FISCAL YEAR ENDING MARCH 31, 2000, THE COMPANY MAINTAINED CASH AND SHORT TERM INVESTMENTS MORE THAN ADEQUATE TO COVER KNOWN REQUIREMENTS, UNFORESEEN EVENTS OR UNCERTAINTIES THAT MIGHT OCCUR. DURING THE SIX MONTH PERIOD, CASH AND SHORT TERM INVESTMENTS MAINTAINED AN AVERAGE BALANCE OF $842,000, COMPARED TO AN AVERAGE BALANCE OF $1,058,000 FOR THE TWELVE MONTHS ENDED SEPTEMBER 30,1999. SHORT TERM INVESTMENTS ARE TAX EXEMPT MONEY MARKET FUNDS THAT ARE READILY AVAILABLE FOR IMMEDIATE USE SHOULD THE OCCASION ARISE. IT IS ANTICIPATED THAT THE COMPANY WILL REMAIN AS LIQUID DURING THE REST OF FISCAL 2000. INVENTORIES CONTAIN NO OBSOLESCENCE AS ADJUSTMENTS ARE MADE AS THEY OCCUR. ACCOUNTS AND NOTES RECEIVABLE CONTAIN NO BAD DEBTS. INTERIM NON-CASH RESERVES ARE MAINTAINED TO COVER WARRANTEE REPAIRS AND OTHER CHARGES THAT MAY BE IN DISPUTE. ALL MONETARY TRANSACTIONS ARE IN U.S. DOLLARS AND NO LETTERS OF CREDIT INVOLVE FOREIGN EXCHANGE.

CAPITAL RESOURCES:
------------------

DURING THE FIRST SIX MONTHS OF THE CURRENT FISCAL YEAR, THE COMPANY EXPENDED $28,341 FOR CAPITAL ASSETS. NO EXPENDITURES ARE CONTEMPLATED FOR PLANT EXPANSION OR EXTENSIVE MAINTENANCE. THE COMPANY HAS NO LONG TERM DEBT AND NONE IS CONTEMPLATED. LIABILITIES CONSIST OF CURRENT ACCOUNTS PAYABLE AND EXPENSES RELATED TO THE CURRENT ACCOUNTING PERIOD.

RESULTS OF OPERATIONS:
----------------------

DURING THE SECOND QUARTER OF THE CURRENT FISCAL YEAR ENDED MARCH 31, 2000, SHIPMENTS WERE $1,459,746, UP FROM SHIPMENTS OF $541,210 FOR THE QUARTER ENDED DECEMBER 31, 1999. SHIPMENTS FOR THE SIX MONTHS ENDED MARCH 31, 2000 WERE $5,145,925, UP FROM SHIPMENTS OF $1,147,717 OR 348.4% FOR THE SAME PERIOD ONE YEAR AGO. EXPORT SHIPMENTS FOR THE SIX MONTHS ENDED MARCH 31, 2000 WERE $2,271,667 OR 44.1% OF TOTAL SALES, UP $1,988,308 OR 701.7% FROM THE SAME PERIOD ONE YEAR AGO. DOMESTIC SHIPMENTS FOR THE FIRST SIX MONTHS OF THE CURRENT FISCAL YEAR WERE $2,874,258 OR 232.5% AHEAD OF SHIPMENTS FOR THE SAME PERIOD ONE YEAR AGO OF $864,358.

----------------------


SHIPMENTS FOR THE FIRST SIX MONTHS WERE SIGNIFICANTLY HIGHER THAN SHIPMENTS FOR THE SAME PERIOD ONE YEAR AGO DUE TO DELIVERY OF A MAJOR PORTION OF THE COMPANY'S $5,100,000 BACKLOG AT SEPTEMBER 30, 1999. BACKLOG AT MARCH 31, 2000 WAS $1,144,000 AS COMPARED TO $5,620,000 FOR THE SAME PERIOD A YEAR AGO. THE COMPANY'S BACKLOG IS LOWER AT MARCH 31, 2000 DUE TO DELAYS IN EXPECTED NEW ORDERS. THE COMPANY'S BACKLOG ALSO DOES NOT INCLUDE A BASIC ORDERING AGREEMENT WITH THE U.S. COAST GUARD TO SUPPLY A LARGE NUMBER OF HIGH POWERED HF SYSTEMS HAVING A POTENTIAL VALUE IN EXCESS OF $5,000,000 WITHIN THE NEXT FIVE YEARS.

INVENTORY AT MARCH 31, 2000 WAS $1,900,000 LOWER THAN SEPTEMBER 30, 1999 DUE TO INCREASED SHIPMENTS DURING THE FIRST SIX MONTHS OF THE CURRENT FISCAL YEAR AND THE COMPANY'S EFFORTS TO DECREASE INVENTORY. DUE TO EXTENDED PROCUREMENT AND BUILD TIMES, SUFFICIENT INVENTORY MUST BE MAINTAINED TO MEET KNOWN AND ANTICIPATED CUSTOMER REQUIREMENTS. DUE TO AN INCREASED NUMBER OF PRODUCT CONFIGURATIONS, IT IS NECESSARY TO CARRY A QUANTITY OF MANY DIFFERENT MODELS IN FINISHED GOODS, AS WELL AS WORK-IN-PROCESS, TO MEET DELIVERY REQUIREMENTS THAT MAY ARISE. MANAGEMENT WILL CONTINUE ITS EFFORTS TO REDUCE INVENTORIES.

WITH EXPANDED DELIVERY OF THE NEW "PATHFINDER" SYSTEM, THE COMPANY CONTINUES TO ESTABLISH ITSELF AS A SYSTEMS INTEGRATOR WITH SOLID GROWTH POTENTIAL IN SYSTEMS ORIENTED PROJECTS. IN ADDITION TO THE SOFTWARE AND SYSTEMS CAPABILITIES DEVELOPED THROUGH R & D EFFORTS, PROGRESS CONTINUES ON THE DEVELOPMENT OF A NEW GENERATION SERIES OF HF DIGITAL RADIO COMMUNICATION SYSTEMS. THE 2000 SERIES WILL ALLOW USERS TO SEND BOTH FACSIMILE AND E-MAIL MESSAGES 100% ERROR FREE OVER COMMUNICATION PORTS.

TO MEET THIS NEW DEMAND, THE COMPANY HAS DEVELOPED PLANS FOR EXPANSION OF MARKETING AND ENGINEERING EFFORTS TO AGGRESSIVELY PURSUE KNOWN OPPORTUNITIES IN THE U.S. AND OVERSEAS MARKETS, AS WELL AS DEVELOPMENT OF NEW MARKETS AND CAPABILITIES. TO FACILITATE THIS, THE COMPANY HAS ADDED A NEW POSITION OF DIRECTOR OF BUSINESS DEVELOPMENT.

THE COMPANY INSTALLED A NEW COMPUTER SYSTEM TO MEET THE REQUIREMENTS OF THE YEAR 2000 AND BEYOND. EXISTING APPLICATION SOFTWARE WAS MODIFIED BY IN-HOUSE PERSONNEL AND LIMITED PARTICIPATION BY OUTSIDE CONSULTANTS TO OPERATE CORRECTLY IN THE YEAR 2000. THE CONVERSION TO YEAR 2000 COMPLIANT HARDWARE AND SOFTWARE WAS SUCCESSFUL AND HAD LITTLE IMPACT ON THE FINANCIAL CONDITION OF THE COMPANY AS THESE COSTS WERE OFFSET WITH REDUCED MAINTENANCE COSTS AND INCREASED EFFICIENCY AND PRODUCTIVITY.

GENERAL AND ADMINISTRATIVE EXPENSES OF $925,622 INCREASED $285,153 FROM THE SAME PERIOD ONE YEAR AGO PRIMARILY DUE TO INCREASED MARKETING EFFORTS AND THE ADDITION OF NEW PERSONNEL. THE DIRECT LABOR FORCE CONTINUES AT A REDUCED LEVEL DUE TO SUFFICIENT INVENTORY LEVELS. INTEREST INCOME REMAINED UNCHANGED FROM ONE YEAR AGO.

                            PART II OTHER INFORMATION


5.     OTHER INFORMATION

       NONE

6.     EXHIBITS AND REPORTS ON FORM 8-K

       NONE

                                   SIGNATURES
                                   ----------

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE ACT OF
1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                                                 SUNAIR ELECTRONICS, INC.



DATE             MAY 12, 2000                                      /S/ ROBERT URICHO, JR.
     -----------------------------------------                    ------------------------------
                                                                  ROBERT URICHO, JR., PRINCIPAL
                                                                  EXECUTIVE OFFICER


                  MAY 12, 2000                                     /S/ SYNNOTT B. DURHAM
DATE -----------------------------------------                    ------------------------------
                                                                  SYNNOTT B. DURHAM, PRINCIPAL
                                                                  ACCOUNTING OFFICER