Form 10-Q
period 2000-06-30
SUNAIR ELECTRONICS INC
filed 2000-08-15
CIK 95366

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                          Commission file number I-4334

                            SUNAIR ELECTRONICS, INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                              FLORIDA                                                                     59-0780772
---------------------------------------------------------------------                        --------------------------------------
   (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)                            (I.R.S. EMPLOYER IDENTIFICATION NO.)


              3101 SW THIRD AVE., FT. LAUDERDALE, FLA.                                                      33315
---------------------------------------------------------------------                            ----------------------------
              (ADDRESS OR PRINCIPAL EXECUTIVE OFFICE)                                                     (ZIP CODE)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE                                                      (954) 525-1505
                                                                                                  ---------------------------

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
Yes  X   No
    ---     ---

Registrant's common stock - par value 10 cents, outstanding as of June 30, 2000
- 3,698,470 shares.

Transitional Small Business Disclosure format.  Yes  X   No
                                                    ---     ---

                     SUNAIR ELECTRONICS, INC. AND SUBSIDIARY

                                      INDEX
                                      *****

                                                                                                        PAGE NO.
                                                                                                        ********
       PART I.        FINANCIAL INFORMATION:

             CONSOLIDATED CONDENSED BALANCE SHEETS - -
                      JUNE 30, 2000 AND SEPTEMBER 30, 1999                                                  3

             CONSOLIDATED CONDENSED STATEMENTS OF INCOME - -
                      NINE MONTHS ENDED JUNE 30, 2000 AND 1999                                              4

             CONSOLIDATED CONDENSED STATEMENTS OF INCOME - -
                      THREE MONTHS ENDED JUNE 30, 2000 AND 1999                                             5

             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS -
                      NINE MONTHS ENDED JUNE 30, 2000 AND 1999                                              6

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL
                      STATEMENTS                                                                           7-9

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                      CONSOLIDATED CONDENSED STATEMENTS                                                   10-11

       PART II.       OTHER INFORMATION                                                                    13


                          PART I. FINANCIAL INFORMATION

                     SUNAIR ELECTRONICS, INC. AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                        (UNAUDITED)              (AUDITED)
ASSETS                                                                                    06/30/00                9/30/99
------
                                                                                    -----------------       -----------------

CURRENT ASSETS:
---------------
      CASH AND CASH EQUIVALENTS                                                          $ 1,725,896               $ 533,478
      ACCOUNTS AND NOTES RECEIVABLE                                                          830,054                 618,791
      INVENTORIES                                                                          6,974,310               8,205,312
      PREPAID EXPENSES AND OTHER
         CURRENT ASSETS                                                                       34,747                  40,635
                                                                                    -----------------       -----------------

             TOTAL CURRENT ASSETS                                                          9,565,007               9,398,216
                                                                                    -----------------       -----------------

INVESTMENT IN MARKETABLE SECURITIES                                                        3,081,574               3,103,079
-----------------------------------

PROPERTY, PLANT AND EQUIPMENT-NET                                                            873,109                 941,899
---------------------------------

TOTAL ASSETS                                                                             $13,519,690             $13,443,194
============                                                                             ===========             ===========

LIABILITIES & SHAREHOLDERS' EQUITY
----------------------------------

CURRENT LIABILITIES:
--------------------

      ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                                $ 392,100               $ 681,463
      CURRENT PORTION OF INCOME TAXES PAYABLE                                                  9,880                  72,080
                                                                                    -----------------       -----------------

           TOTAL CURRENT LIABILITIES                                                         401,980                 753,543
                                                                                    -----------------       -----------------

LONG-TERM LIABILITIES:
---------------------

      LONG-TERM PORTION OF INCOME TAXES PAYABLE                                              614,000                 614,000
                                                                                    -----------------       -----------------

STOCKHOLDERS' EQUITY

      PREFERRED STOCK, NO PAR VALUE,
           500,000 SHARES AUTHORIZED,
           NO SHARES ISSUED                                                                        0                       0
      COMMON STOCK, $.10 PAR VALUE,
           6,000,000 SHARES AUTHORIZED,
           3,698,470 SHARES ISSUED
           AND OUTSTANDING                                                                   369,847                 371,807
      ADDITIONAL PAID-IN-CAPITAL                                                           2,606,899               2,606,899
      RETAINED EARNINGS                                                                    9,526,964               9,096,945
                                                                                    -----------------       -----------------
                                                                                          12,503,710              12,075,651

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                                                 $13,519,690             $13,443,194
========================================                                            =================       ===== ===========


                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                                               NINE MONTHS ENDED
                                                                                               -----------------
                                                                                      06/30/00                  06/30/99
                                                                                  -----------------         ------------------

SALES                                                                                   $5,773,922                 $2,135,545
COST OF SALES                                                                            3,912,457                  1,501,116
                                                                                  -----------------         ------------------

GROSS PROFIT                                                                             1,861,465                    634,429
SELLING, GENERAL & ADMINISTRATIVE EXPENSES                                               1,288,859                    953,228
                                                                                  -----------------         ------------------

OPERATING INCOME (LOSS)                                                                    572,606                   (318,799)
OTHER INCOME:
      INTEREST INCOME                                                                      190,646                    170,567
      INTEREST EXPENSE                                                                           0                       (121)
      OTHER, NET (NOTE 8)                                                                    6,056                    722,490
                                                                                  -----------------         ------------------

INCOME BEFORE (PROVISION)
  FOR INCOME TAXES                                                                         769,308                    574,137

(PROVISION) FOR
  INCOME TAXES                                                                            (276,800)                  (207,400)
                                                                                  -----------------         ------------------


NET INCOME                                                                                $492,508                   $366,737
                                                                                  =================         ==================

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                                                       3,715,352                  3,738,044
NET INCOME PER SHARE (BASIC AND DILUTED)
                                                                                            $ 0.13                     $ 0.10
                                                                                  =================         ==================

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                                              THREE MONTHS ENDED
                                                                                              ------------------
                                                                                      06/30/00                   06/30/99
                                                                                  -----------------          -----------------

SALES                                                                                     $627,997                   $987,828
COST OF SALES                                                                              495,872                    634,461
                                                                                  -----------------          -----------------

GROSS PROFIT                                                                               132,125                    353,367
SELLING, GENERAL & ADMINISTRATIVE EXPENSES                                                 363,237                    312,759
                                                                                  -----------------          -----------------

OPERATING INCOME (LOSS)                                                                   (231,112)                    40,608
OTHER INCOME:
      INTEREST INCOME                                                                       71,221                     57,076
      INTEREST EXPENSE                                                                           0                          0
      OTHER, NET (NOTE 8)                                                                    3,448                    716,653
                                                                                  -----------------          -----------------

INCOME (LOSS) BEFORE PROVISION
  FOR INCOME TAXES                                                                      (  156,443)                   814,337

(PROVISION) BENEFIT FOR
 INCOME TAXES                                                                               62,700                 (  296,400)
                                                                                  -----------------          -----------------


NET INCOME (LOSS)                                                                         $(93,743)                  $517,937
                                                                                  =================         ==================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING                                                                            3,700,350                  3,725,982
NET INCOME PER SHARE (BASIC AND DILUTED)                                                  $(  0.03)                    $ 0.14
                                                                                  =================         ==================

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)



                                                                                               NINE MONTHS ENDED
                                                                                               -----------------
                                                                                      06/30/00                   06/30/99
                                                                                  -----------------          -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME                                                                                $492,508                   $366,737
ADJUSTMENTS TO RECONCILE NET INCOME
 TO NET CASH PROVIDED BY OPERATING ACTIVITIES
      DEPRECIATION AND AMORTIZATION                                                        108,789                     52,338
      GAIN FROM SALE OF PROPERTY                                                                 0                 (  702,402)
      CHANGES IN OPERATING ACTIVITIES:
        (INCR) IN ACCOUNTS RECEIVABLE                                                   (  211,263)                (   10,277)
        (INCR) DECR IN INVENTORY                                                         1,231,002                 (  306,616)
        (INCR) DECR IN OTHER ASSETS                                                          5,888                 (   29,093)
        (DECR) IN ACCOUNTS PAYABLE AND
                  ACCRUED EXPENSES                                                      (  267,859)                (  197,235)
        INCR (DECR) IN ACCRUED INCOME TAX                                               (   62,200)                   137,400
                                                                                  -----------------          -----------------

NET CASH PROVIDED (USED) BY
OPERATING ACTIVITIES                                                                     1,296,865                 (  689,148)

CASH FLOWS FROM INVESTING ACTIVITIES:
PURCHASE OF PROPERTY, PLANT & EQUIPMENT                                                 (   40,000)                (  135,558)
SALES OF INVESTMENTS - NET                                                                       0                    345,115
PROCEEDS FROM SALE OF PROPERTY                                                                   0                    798,960
                                                                                  -----------------          -----------------

NET CASH PROVIDED (USED) BY INVESTING
        ACTIVITIES                                                                      (   40,000)                 1,008,517
                                                                                  -----------------          -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
PURCHASE OF OUTSTANDING SHARES                                                          (   64,447)                (  100,181)
PRINCIPAL PAYMENT OF CAPITAL LEASE                                                               0                  (   7,495)
                                                                                  -----------------          -----------------

NET CASH (USED) BY FINANCING ACTIVITIES                                                 (   64,447)                (  107,676)
                                                                                  -----------------          -----------------

NET INCREASE IN CASH                                                                     1,192,418                    211,693
CASH AT BEGINNING OF PERIOD                                                                533,478                  1,463,726
                                                                                  -----------------          -----------------

CASH AT END OF PERIOD                                                                   $1,725,896                 $1,675,419
                                                                                  =================         ==================

SUPPLEMENTAL CASH FLOW INFORMATION:
     CASH PAID DURING THE PERIOD FOR INTEREST                                                 $  0                     $  121
                                                                                  =================         ==================


     CASH PAID DURING THE PERIOD FOR INCOME
        TAXES                                                                             $142,000                   $ 40,000
                                                                                  =================         ==================



              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

       1.      BASIS OF PRESENTATION
               THE ACCOMPANYING UNAUDITED FINANCIAL STATEMENTS HAVE BEEN PREPARED IN ACCORDANCE WITH THE INSTRUCTIONS TO FORM 10-QSB AND DO NOT INCLUDE ALL OF THE INFORMATION AND FOOTNOTES REQUIRED BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR COMPLETE FINANCIAL STATEMENTS. IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS (CONSISTING OF NORMAL RECURRING ACCRUALS) CONSIDERED NECESSARY FOR A FAIR PRESENTATION HAVE BEEN INCLUDED. OPERATING RESULTS FOR THE NINE MONTHS ENDED JUNE 30, 2000 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS THAT MAY BE EXPECTED FOR THE FISCAL YEAR ENDING SEPTEMBER 30,2000. FOR FURTHER INFORMATION REFER TO THE CONSOLIDATED FINANCIAL STATEMENTS AND FOOTNOTES THERETO INCLUDED IN THE COMPANY'S ANNUAL REPORT IN FORM 10-KSB FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999.

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

       (C)     RESEARCH AND DEVELOPMENT COSTS-
               ALL RESEARCH AND DEVELOPMENT COSTS ARE CHARGED TO EXPENSE AS INCURRED.

       (D)     EARNINGS PER COMMON SHARE-
               EARNINGS PER COMMON SHARE ARE COMPUTED BASED ON WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING DURING EACH PERIOD.

       (E)     INVENTORIES-
               INVENTORIES CONSIST OF THE FOLLOWING:

                                                                                               6/30/00                 9/30/99
                                                                                          ------------------      ------------------
                             RAW MATERIALS                                                    $1,896,746              $1,605,639
                             WORK IN PROCESS                                                   3,762,018               4,956,626
                             FINISHED GOODS                                                    1,315,546               1,643,047
                                                                                          ------------------      ------------------
                                                                                              $6,974,310              $8,205,312

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

       5.      STOCK OPTIONS:

               AS OF JUNE 30, 2000 THE COMPANY HAD AUTHORIZED 400,000 SHARES FOR NON-QUALIFIED STOCK OPTIONS. NONE HAVE BEEN ISSUED.

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

       8       OTHER INCOME:

               FOR THE QUARTER ENDED JUNE 30, 1999, OTHER INCOME INCLUDES THE GAIN REALIZED FROM THE SALE OF THE COMPANY'S FOUR (4) ACRES OF VACANT LAND IN THE AMOUNT OF $702,402.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

LIQUIDITY:
----------


DURING THE FIRST NINE MONTHS OF THE CURRENT FISCAL YEAR ENDING JUNE 30, 2000, THE COMPANY MAINTAINED CASH AND SHORT TERM INVESTMENTS MORE THAN ADEQUATE TO COVER KNOWN REQUIREMENTS, UNFORESEEN EVENTS OR UNCERTAINTIES THAT MIGHT OCCUR. DURING THE NINE MONTH PERIOD, CASH AND SHORT TERM INVESTMENTS MAINTAINED AN AVERAGE BALANCE OF $1,334,000, COMPARED TO AN AVERAGE BALANCE OF $1,058,000 FOR THE TWELVE MONTHS ENDED SEPTEMBER 30,1999. SHORT TERM INVESTMENTS ARE TAX EXEMPT MONEY MARKET FUNDS THAT ARE READILY AVAILABLE FOR IMMEDIATE USE SHOULD THE OCCASION ARISE. IT IS ANTICIPATED THAT THE COMPANY WILL REMAIN AS LIQUID DURING THE REST OF FISCAL 2000. INVENTORIES CONTAIN NO OBSOLESCENCE AS ADJUSTMENTS ARE MADE AS THEY OCCUR. ACCOUNTS AND NOTES RECEIVABLE CONTAIN NO BAD DEBTS. INTERIM NON-CASH RESERVES ARE MAINTAINED TO COVER WARRANTEE REPAIRS AND OTHER CHARGES THAT MAY BE IN DISPUTE. ALL MONETARY TRANSACTIONS ARE IN U.S. DOLLARS AND NO LETTERS OF CREDIT INVOLVE FOREIGN EXCHANGE.

CAPITAL RESOURCES:
------------------

DURING THE FIRST NINE MONTHS OF THE CURRENT FISCAL YEAR, THE COMPANY EXPENDED $40,000 FOR CAPITAL ASSETS. NO EXPENDITURES ARE CONTEMPLATED FOR PLANT EXPANSION OR EXTENSIVE MAINTENANCE. THE COMPANY HAS NO LONG TERM DEBT AND NONE IS CONTEMPLATED. LIABILITIES CONSIST OF CURRENT ACCOUNTS PAYABLE AND EXPENSES RELATED TO THE CURRENT ACCOUNTING PERIOD.

RESULTS OF OPERATIONS:
----------------------

DURING THE THIRD QUARTER OF THE CURRENT FISCAL YEAR ENDED JUNE 30, 2000, SHIPMENTS WERE $627,997, DOWN FROM SHIPMENTS OF $1,459,746 FOR THE QUARTER ENDED MARCH 31, 2000. SHIPMENTS FOR THE NINE MONTHS ENDED JUNE 30, 2000 WERE $5,773,922, UP FROM SHIPMENTS OF $2,135,545 OR 170.4% FOR THE SAME PERIOD ONE YEAR AGO. EXPORT SHIPMENTS FOR THE NINE MONTHS ENDED JUNE 30, 2000 WERE $2,397,798 OR 41.5% OF TOTAL SALES, UP $1,653,154 OR 222.0% FROM THE SAME PERIOD ONE YEAR AGO. DOMESTIC SHIPMENTS FOR THE FIRST NINE MONTHS OF THE CURRENT FISCAL YEAR WERE $3,376,124 OR 142.7% AHEAD OF SHIPMENTS FOR THE SAME PERIOD ONE YEAR AGO OF $1,390,901.

----------------------


SHIPMENTS FOR THE FIRST NINE MONTHS WERE SIGNIFICANTLY HIGHER THAN SHIPMENTS FOR THE SAME PERIOD ONE YEAR AGO DUE TO DELIVERY OF A MAJOR PORTION OF THE COMPANY'S $5,100,000 BACKLOG AT SEPTEMBER 30, 1999. BACKLOG AT JUNE 30, 2000 WAS $1,821,000 AS COMPARED TO $5,231,000 FOR THE SAME PERIOD A YEAR AGO. THE COMPANY'S BACKLOG IS LOWER AT JUNE 30, 2000 DUE TO CONTINUED DELAYS IN EXPECTED NEW ORDERS.

IN THE THIRD QUARTER, THE COMPANY RECEIVED A FIVE YEAR REQUIREMENTS CONTRACT FROM THE U.S. COAST GUARD TO REPLACE EXISTING SUNAIR EQUIPMENT IN EXCESS OF $14,700,000. AN ORDER FOR $1,000,000 WAS RECEIVED IN THE THIRD QUARTER AGAINST THE CONTRACT FOR SHIPMENT IN THE FOURTH QUARTER OF FISCAL 2000. THE TIMING OF ORDERS FOR THE BALANCE OF THE CONTRACT AS WELL AS ORDERS AGAINST A $5,000,000 BASIC ORDERING AGREEMENT WITH THE U.S. COAST GUARD TO SUPPLY A LARGE NUMBER OF HIGH POWERED HF SYSTEMS, HAS NOT BEEN DETERMINED AT THIS TIME. THE REMAINING REQUIREMENTS ON THESE CONTRACTS ARE NOT INCLUDED IN THE COMPANY'S BACKLOG OF $1,821,000.

INVENTORY AT JUNE 30, 2000 WAS $1,231,000 LOWER THAN SEPTEMBER 30, 1999 DUE TO INCREASED SHIPMENTS DURING THE FIRST NINE MONTHS OF THE CURRENT FISCAL YEAR AND THE COMPANY'S EFFORTS TO DECREASE INVENTORY. DUE TO EXTENDED PROCUREMENT AND BUILD TIMES, SUFFICIENT INVENTORY MUST BE MAINTAINED TO MEET CONTRACTUAL DELIVERIES AS WELL AS ANTICIPATED CUSTOMER REQUIREMENTS. DUE TO AN INCREASED NUMBER OF PRODUCT CONFIGURATIONS, IT IS NECESSARY TO CARRY A QUANTITY OF MANY DIFFERENT MODELS IN FINISHED GOODS, AND IN WORK-IN-PROCESS, TO MEET DELIVERY REQUIREMENTS OF THE U.S. COAST GUARD AS WELL AS OTHER REQUIREMENTS THAT MAY ARISE.

WITH EXPANDED DELIVERY OF THE NEW "PATHFINDER" SYSTEM, THE COMPANY CONTINUES TO ESTABLISH ITSELF AS A SYSTEMS INTEGRATOR WITH SOLID GROWTH POTENTIAL IN SYSTEMS ORIENTED PROJECTS. IN ADDITION TO THE SOFTWARE AND SYSTEMS CAPABILITIES DEVELOPED THROUGH R & D EFFORTS, PROGRESS CONTINUES ON THE DEVELOPMENT OF A NEW GENERATION SERIES OF HF DIGITAL RADIO COMMUNICATION SYSTEMS WHICH WILL ALLOW USERS TO SEND BOTH FACSIMILE AND E-MAIL MESSAGES 100% ERROR FREE.

TO MEET THIS NEW DEMAND, THE COMPANY HAS DEVELOPED PLANS FOR EXPANSION OF MARKETING AND ENGINEERING EFFORTS TO AGGRESSIVELY PURSUE KNOWN OPPORTUNITIES IN THE U.S. AND OVERSEAS MARKETS, AS WELL AS DEVELOPMENT OF NEW MARKETS AND CAPABILITIES. TO FACILITATE THIS, THE COMPANY HAS ADDED A NEW POSITION OF DIRECTOR OF BUSINESS DEVELOPMENT. INQUIRIES INTO THE SOUTH AMERICAN MARKET WERE INITIATED AND SEVERAL COUNTRIES WERE VISITED THIS QUARTER WITH OPTIMISTIC RESULTS.

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

GENERAL AND ADMINISTRATIVE EXPENSES OF $1,288,859 INCREASED $335,631 FROM THE SAME PERIOD ONE YEAR AGO PRIMARILY DUE TO INCREASED MARKETING EFFORTS AND THE ADDITION OF NEW PERSONNEL. THE DIRECT LABOR FORCE CONTINUES AT A REDUCED LEVEL DUE TO SUFFICIENT INVENTORY LEVELS. INTEREST INCOME INCREASED DUE TO INCREASED INVESTMENTS IN CASH EQUIVALENT.

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


                                                                      SUNAIR ELECTRONICS, INC.


                  JUNE 11, 2000                                          /S/ ROBERT URICHO, JR.
DATE______________________________________________
                                                                  ------------------------------
                                                                  ROBERT URICHO, JR., PRINCIPAL
                                                                  EXECUTIVE OFFICER


                  JUNE 11, 2000                                          /S/ SYNNOTT B. DURHAM
DATE______________________________________________                ______________________________
                                                                  SYNNOTT B. DURHAM, PRINCIPAL
                                                                  ACCOUNTING OFFICER