Form 10-Q/A
period 2000-06-30
SUNAIR ELECTRONICS INC
filed 2000-08-21
CIK 95366

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                AMENDMENT NO. 1
                                       TO
                                   FORM 10-QSB

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


                                                                      SUNAIR ELECTRONICS, INC.


                  AUGUST 11, 2000                                        /S/ ROBERT URICHO, JR.
DATE______________________________________________
                                                                  ------------------------------
                                                                  ROBERT URICHO, JR., PRINCIPAL
                                                                  EXECUTIVE OFFICER


                  AUGUST 11, 2000                                        /S/ SYNNOTT B. DURHAM
DATE______________________________________________                ______________________________
                                                                  SYNNOTT B. DURHAM, PRINCIPAL
                                                                  ACCOUNTING OFFICER