Form 10KSB
period 2000-09-30
SUNAIR ELECTRONICS INC
filed 2000-12-29
CIK 95366

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2000

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding12 months (or for such shorter period the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X           No
   -------          ------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ X ]

Issuer's Revenues for the most recent fiscal year ended September 30, 2000 was 7,674,814.

The aggregate market value of the voting stock held by non-affiliates of the registrant approximated $3,016,799 as of December 1, 2000 based on the closing price of stock on the American Stock Exchange on said date.

Registrant's common stock - par value 10 cents, outstanding as of December 1, 2000 - 3,692,570 shares.

Documents Incorporated by Reference:
Portions of the annual shareholders' report for the years ended September 30, 2000 and September 30, 1999 and related proxy statements are incorporated by reference into Parts I and II.

Transitional Small Business Disclosure format.  Yes   X           No
                                                   -------          -------

This Annual Report on Form 10-KSB has 22 pages. The exhibit index (Item 14a) is on page 20.

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

b.       The backlog of unfilled orders of the Company as of September 30 is as follows:
                              2000                   1999
                           ----------             ----------
                           $1,769,419             $5,090,834

All orders at September 30, 2000 are expected to be shipped within the current fiscal year. Sunair attempts to fill most orders from its finished goods stock and thus does not look to backlog as a major indication of activity.

c. Raw materials, purchased parts and related items are available from various suppliers located throughout the country. Management believes that the items required in the manufacture of its electronic equipment are available in sufficient quantities to meet manufacturing requirements with some extended deliveries.

d. The Company maintains an engineering department which included four full-time engineers and one other full-time technician in 2000. The Company also utilized the services of six contract engineers at various times throughout the year. During the fiscal years ended September 30, 1999 and 2000, Sunair expended $110,000 and $216,000 respectively, on product development and engineering.

e. The Company had 44 active full time employees at the end of the fiscal year.

f. In the opinion of the Company, its business is subject to limited seasonal variation.

g. Essentially all export sales are covered by irrevocable letters of credit or sight drafts. It is believed that over 80% of the non-US Government sales ultimately enter the export market either directly or via resale by domestic customers. For amounts of export sales by geographic area, sales to governmental agencies of the U.S. and to foreign governments for the years ended September 30, 2000 and 1999, see Note 7 to the consolidated financial statements included in Item 8 herein.

ITEM 2.  PROPERTIES
-------------------

Manufacturing, Sales and Administrative operations are conducted in Fort Lauderdale, Florida within two concrete block buildings containing approximately 67,700 sq. ft. of floor space on approximately 5 acres of land, all of which is owned in fee simple by the Company.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

No matters were submitted during the fourth quarter of the fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II
                                     -------

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
--------------------------------------------------------------
 STOCKHOLDER MATTERS
--------------------

(a) The following table sets forth the high and low sale price of the Company's common stock as traded on the American Stock Exchange under the symbol SNR.

                                      2000
                                      ----

                  1st Qtr.         2nd Qtr.            3rd Qtr.        4th Qtr.
                 ------------     ------------       ------------      ---------

High                 3                  7 3/4            5 1/8          4 1/8
Low                  2 1/8              2 1/4            2 1/2          2 7/16

                                      1999
                                      ----

                  1st Qtr.         2nd Qtr.            3rd Qtr.        4th Qtr.
                 ------------     ------------       ------------      ---------

High                 2 11/16            3                2 15/16        3 1/16
Low                  1 7/8              2 1/2            2  3/4         2 13/16



(b) As of December 1, 2000, it is estimated that there were approximately 1200 shareholders of record.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
---------------------------------------------------------------------
AND RESULT OF OPERATIONS
------------------------

Liquidity
---------

During the fiscal year ended September 30, 2000, the Company had short term investments and cash or cash equivalents more than adequate to cover known requirements, unforeseen events or uncertainties that might occur. During this twelve month period, cash and short term investments had an average balance of $1,099,000 as opposed to an average balance of $1,058,000 for the twelve months ending September 30, 1999. Short term investments are tax exempt money market funds that are readily available for immediate use should the occasion arise. It is anticipated that the Company will remain as liquid during fiscal 2001. The current ratio of the Company as of September 30, 2000 was 20.7 compared to 12.5 as of September 30, 1999. Inventories contain no obsolescence as adjustments are made as they occur. Accounts and notes receivable contain no bad debts. Non cash interim reserves are maintained to cover items such as warranty repairs in process and other charges that may be in dispute. All monetary transactions are in U.S. dollars and no letters of credit involve foreign exchange.

Capital Resources
-----------------

During the twelve months of fiscal 2000, $86,160 was spent for Capital Assets. These funds were primarily used for new computer hardware and software development for Sunair equipment. No expenditures are contemplated for plant expansion or extensive maintenance. The Company has no long term debt and none is contemplated. Liabilities consist of current accounts payable, accrued expenses related to the current accounting period, and the current and long term portion of income taxes payable.

Results of Operations
---------------------

During 2000 shipments of $7,404,000 were up 173.4% or $4,696,000 from fiscal 1999. Domestic shipments of $4,956,000 for fiscal 2000 were up 168.5% or $3,110,000 from fiscal 1999. Export shipments for fiscal 2000 were $2,448,000 up 184.0% or $1,586,000 from fiscal 1999. A large portion of the fiscal 2000 beginning backlog of $5,100,000 was shipped in the first quarter. Backlog at September 30, 2000 was $1,769,000. Not included in this backlog are projected orders on contracts received in fiscal 1999 and 2000 in excess of $19,000,000 over a five year period. $1,000,000 in orders on these contracts were shipped in fiscal 2000. The largest deliveries against these contracts are budgeted for fiscal 2002 and beyond.

Cost of sales was slightly higher at 69.7% of sales in fiscal 2000 as compared to 69.0% of sales in fiscal 1999. Efforts to reduce inventory were successful in fiscal 2000 with a reduction of 18.5% or $1,518,000 from fiscal 1999, although investment in inventory to replace goods shipped in fiscal 2000 as well as meet projected requirements for existing contracts was necessary.

Selling, general and administrative expenses increased $255,000 or 18.0% from fiscal 1999 due primarily to increased marketing efforts associated with increased shipments and our new position as a systems integrator. Interest income increased due to increased investments resulting from higher revenues.

With the completion of the company funded development of the Pathfinder product line and accompanying software, Sunair was successful in fulfilling contract requirements for the three major systems orders shipped in fiscal 2000. This substantially increased Sunair's capabilities to deliver the integrated systems with the technologies required by todays complex market demands.

The scope of this new market requires extensive planning and coordination on the buyer's part to define his requirement with more direct marketing and engineering involvement by the seller. This new approach has demonstrated success with Sunair's products being required in a number of international programs.

Procurement cycles continue to be extremely long due to the complexity of design of the system requirements and the necessary budgeting and funding required due to the monetary values involved.

The Company expended considerable efforts to identify future manufacturing requirements for the coming years. The manufacturing process improvements have been selected and will be implemented in fiscal 2001.

The Company continues to explore new markets and geographical areas not previously covered and the Company continues to be optimistic for increased business in the future.

During 1995, it was determined that continued operations of its Interest Charge-Domestic International Sales Corporation (IC-DISC) subsidiary's election was no longer advantageous to the Company. Accordingly, the election of the subsidiary was discontinued and its retained earnings of approximately $3,200,000 were distributed to the Company. Federal tax regulations provide for the taxation of such distribution over a ten year period in equal annual increments. Utilizing the maximum tax rates, the income tax consequence of such distribution will approximate $123,000 per year. No interest is payable on this unpaid portion.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------


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

                          INDEPENDENT AUDITOR'S REPORT

To The Board of Directors and Stockholders of Sunair Electronics, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Sunair Electronics, Inc. and Subsidiary as of September 30, 2000 and 1999, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sunair Electronics, Inc. and Subsidiary, as of September 30, 2000 and 1999 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

November 15, 2000
                                                     Puritz and Weintraub, LLP
                                                    Certified Public Accountants

CONSOLIDATED BALANCE SHEETS

                                        ASSETS

                                                                                                 September 30,
                                                                                    -------------------------------------
                                                                                        2000                     1999
                                                                                    -----------               -----------
CURRENT ASSETS
     Cash and cash equivalents                                                      $   629,968               $   533,478
     Accounts receivable                                                              1,480,449                   618,791
     Inventories                                                                      6,686,853                 8,205,312
     Prepaid expenses and other current assets                                           18,481                    40,635
                                                                                    -----------               -----------
         Total current assets                                                         8,815,751                 9,398,216

INVESTMENTS                                                                           3,474,405                 3,103,079

NOTE RECEIVABLE                                                                         289,597                        --

PROPERTY, PLANT, AND EQUIPMENT
     Land                                                                               127,850                   127,850
     Buildings and improvements                                                       1,701,748                 1,701,748
     Machinery and equipment                                                          2,390,590                 2,416,235
                                                                                    -----------               -----------
                                                                                      4,220,188                 4,245,833
     Less:  Accumulated depreciation                                                  3,352,145                 3,303,934
                                                                                    -----------               -----------
         Total property, plant and equipment                                            868,043                   941,899
                                                                                    -----------               -----------
                                                                                    $13,447,796               $13,443,194
                                                                                    ===========               ===========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                                                 September 30,
                                                                                    -------------------------------------
                                                                                        2000                      1999
                                                                                    -----------               -----------
CURRENT LIABILITIES
     Accounts payable and accrued expenses                                          $   319,515               $   681,463
     Current portion of income taxes payable                                            105,853                    72,080
                                                                                    -----------               -----------
                                                                                        425,368                   753,543

LONG-TERM PORTION OF INCOME TAXES PAYABLE                                               491,000                   614,000

STOCKHOLDERS' EQUITY
     Preferred stock, no par value,
       500,000 shares authorized, no shares issued                                           --                        --
     Common stock, $.10 par value, 6,000,000 shares
       authorized, 3,692,570 and 3,718,070 shares issued and outstanding
       at September 30, 2000 and 1999 respectively                                      369,257                   371,807
     Additional paid-in-capital                                                       2,606,899                 2,606,899
     Retained earnings                                                                9,555,272                 9,096,945
                                                                                    -----------               -----------
                                                                                     12,531,428                12,075,651
                                                                                    -----------               -----------
                                                                                    $13,447,796               $13,443,194
                                                                                    ===========               ===========

Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED INCOME STATEMENTS

                                                      Year Ended September 30,
                                                    ---------------------------

                                                        2000            1999
                                                    -----------     -----------

Sales                                               $ 7,403,859     $ 2,708,273
Cost of sales                                         5,159,845       1,869,314
                                                    -----------     -----------
Gross profit                                          2,244,014         838,959
Selling, general and administrative expenses          1,670,353       1,415,155
                                                    -----------     -----------
Income (loss) from operations                           573,661        (576,196)
                                                    -----------     -----------
Other income (expenses):
   Interest income                                      270,955         231,884
   Interest expense                                          --          (1,087)
   Gain on sale of land                                      --         705,831
   Other income (expenses)                                6,467          21,748
                                                    -----------     -----------
                                                        277,422         958,376
                                                    -----------     -----------
Income before provision for income taxes                851,083         382,180
Provision for income taxes                             (312,000)       (139,500)
                                                    -----------     -----------
Net income                                          $   539,083     $   242,680
                                                    ===========     ===========
Net income per common share
   (basic and diluted)                              $      0.15     $      0.07
                                                    ===========     ===========
Average shares outstanding                            3,709,958       3,731,687
                                                    ===========     ===========

Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                        Common Stock                Additional                            Total
                                               ------------------------------        Paid-in           Retained        Stockholders'
                                                  Shares            Amount           Capital           Earnings          Equity
                                               ------------      ------------      ------------      ------------      ------------
Balances at September 30, 1998                    3,756,270      $    375,627      $  2,606,899      $  8,950,626      $ 11,933,152
Purchase and
   retirement of
   common stock                                     (38,200)           (3,820)               --           (96,361)         (100,181)
September 30, 1999 net income                            --                --                --           242,680           242,680
                                               ------------      ------------      ------------      ------------      ------------
Balances at September 30, 1999                    3,718,070           371,807         2,606,899         9,096,945        12,075,651
Purchase and
   retirement of
   common stock                                     (25,500)           (2,550)          (80,756)          (83,306)
September 30, 2000 net income                            --                --                --           539,083           539,083
                                               ------------      ------------      ------------      ------------      ------------
Balances at September 30, 2000                    3,692,570      $    369,257      $  2,606,899      $  9,555,272      $ 12,531,428
                                               ============      ============      ============      ============      ============



Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         Year Ended September 30,
                                                                                  ------------------------------------
                                                                                      2000                    1999
                                                                                  -----------              -----------
OPERATING ACTIVITIES
   Net income                                                                     $   539,083              $   242,680
   Adjustments to reconcile net income to
     net cash provided by (used in) operating activities:
     Depreciation                                                                     160,016                  143,032
     Gain on sale of land                                                                  --                 (705,831)
     (Increase) in accounts receivable                                               (861,658)                (144,726)
     (Increase) decrease in inventories                                             1,518,459               (1,397,677)
     Decrease in prepaid and other current assets                                      22,154                      285
     (Increase) in note receivable                                                   (289,597)                      --
     Increase (decrease) in accounts payable and
       accrued expenses                                                              (361,948)                 449,529
     (Decrease) in income taxes payable                                               (89,227)                 (84,534)
                                                                                  -----------              -----------
   Net cash provided by (used in) operating activities                                637,282               (1,497,242)
                                                                                  -----------              -----------

INVESTING ACTIVITIES
   Purchase of property, plant, and equipment                                         (86,160)                (128,573)
   Purchase of investments                                                           (371,326)                      --
   Proceeds from sale of land                                                              --                  803,243
                                                                                  -----------              -----------
   Net cash provided by (used in) investing activities                               (457,486)                 674,670
                                                                                  -----------              -----------

FINANCING ACTIVITIES
   Principal payments on capital lease                                                     --                   (7,495)
   Purchase and retirements of common stock                                           (83,306)                (100,181)
                                                                                  -----------              -----------
   Net cash (used in) financing activities                                            (83,306)                (107,676)
                                                                                  -----------              -----------
   Net increase (decrease) in cash and cash equivalents                                96,490                 (930,248)
   Cash and cash equivalents at beginning of year                                     533,478                1,463,726
                                                                                  -----------              -----------
   Cash and cash equivalents at end of year                                       $   629,968              $   533,478
                                                                                  ===========              ===========

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION
   Cash paid during the year for interest                                         $        --              $     1,087
                                                                                  ===========              ===========
   Cash paid during the year for income taxes                                     $   284,000              $   162,000
                                                                                  ===========              ===========

Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    1.   Summary of Significant Accounting Policies

    Business activity
         Sunair Electronics, Inc. is a Florida corporation organized in 1956. The Company is engaged in the design, manufacture and sale of high frequency single sideband communication systems utilized for long range voice and data transmissions in fixed station, airborne, mobile and marine "para-military" applications.

    Principles of consolidation
         The accompanying consolidated financial statements include the accounts of Sunair Electronics, Inc. (the "Company") and its wholly owned subsidiary. All significant inter-company accounts and transactions have been eliminated in consolidation.

    Revenue recognition
         The Company and Subsidiary uses the accrual basis of accounting. Sales revenues are recorded when products are shipped. Interest and dividends earned on investments are recorded when earned.

    Statements of cash flows
         The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents unless the investments are legally or contractually restricted for more than three months. The carrying amount of cash and cash equivalents approximates fair value because of their short term maturities.

    Accounts receivable
         Accounts receivable consists of balances due from sales transactions and interest receivable from notes and investments. The Company uses the direct write-off method of accounting for uncollectible accounts receivable. Bad debts are insignificant.

    Inventories
         Inventories are stated at the lower of cost or market value using the first in, first out method. Costs include material, labor and overhead.

     Investments
         Investments include Private Export Funding Corporation (PEFCO) notes and Federal National Mortgage Association Bonds (FNMA) at September 30, 2000 and PEFCO notes at September 30, 1999. These PEFCO notes are guaranteed by the Export-Import Bank of the United States, an agency of the United States. The Company has classified the PEFCO notes as "held-to-maturity" securities, in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Held-to-maturity securities are recorded at amortized cost. Amortization of $28,670, related to the PEFCO premium, is included in the determination of net income for each of the years ended September 30, 2000 and 1999.

         The FNMA bonds are classified as "available-for-sale", and are recorded at current market value. During the year ended September 30, 2000, no adjustment from cost to market was necessary.

         The following schedule reflects values at September 30, 2000 and 1999:

         Name of issuer and
         Title of issue                                      Principal          Cost            Market         Carrying
         --------------                                     -------------   -------------    -------------   -------------
         2000
         ----
         PEFCO 7.95% secured note
         series UU due November 1, 2006                       $2,900,000      $3,215,375       $3,019,625      $3,074,405

         FNMA 7.55%
         due March 7, 2007                                       400,000         400,000          400,000         400,000
                                                              -------------   -------------    -------------   -------------
         Total                                                $3,300,000      $3,615,375       $3,419,625      $3,474,405
                                                              ===========     ===========      ===========     ===========
         1999
         ----
         PEFCO 7.95% secured note
         series UU due November 1, 2006                       $2,900,000      $3,215,375       $3,061,327      $3,103,079
                                                              ===========     ===========      ===========     ===========

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

                    Buildings and improvements       10 to 30 years
                    Machinery and equipment           4 to 10 years

         The cost of maintenance and repairs is charged to income as incurred; renewals and betterments are capitalized. When properties are retired or otherwise disposed of, the cost of such properties and the related accumulated depreciation are removed from the accounts. Any profit or loss is credited, or charged to income.

         The Company performs reviews for the impairment of long lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the assets and its eventual disposition are less than its carrying amount.

     Research and development
         Expenditures for research and development are charged to income as incurred and amounted to approximately $216,000 and $110,000 for the years ended September 30, 2000 and 1999, respectively.

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

     Fair value of financial instruments
         The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to the short-term maturities of these assets and liabilities. Other financial instruments approximate their fair values by the use of quoted market prices and other appropriate valuation techniques, based on information available as of year end.

     Concentration of credit risk
         The Company maintains cash in bank deposit accounts with a financial institution which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

     Reclassification
         Certain amounts in the prior period have been reclassified to conform to the 2000 presentations.

2.  Income taxes

      The components of the Company's income tax provision are as follows:

      Current:                                        2000             1999
                                                   ----------       ----------
          Federal                                   $ 281,000        $ 128,000
          State                                        31,000           11,500
                                                    ---------        ----------
                                                    $ 312,000        $ 139,500
                                                    =========        ==========

      During 1995, it was determined that continued operations of its Interest Charge-Domestic International Sales Corporation (IC-DISC) subsidiary's tax election was no longer advantageous to the Company. Accordingly, the election of the subsidiary was discontinued and its retained earnings, of approximately $3,200,000 ,were distributed to the Company. Federal tax regulations provide for the taxation of such distribution over a ten year period in equal annual increments. Utilizing the maximum tax rates, the income tax consequence of such distribution will approximate $123,000 per year. No interest is payable on this unpaid portion.

      The total provision for 2000 and 1999 are more than amounts computed by applying the 34% statutory rates to income before income taxes for the following reasons:
                                                      2000               1999
                                                   ----------         ----------
         Income taxes at the statutory rates        $ 289,728         $ 129,941
         State income taxes, net of federal
            tax benefit                                16,900             7,500
         Other                                          5,372             2,059
                                                   ----------         ---------
                                                    $ 312,000         $ 139,500
                                                    =========         =========
3.  Inventories

        Inventories consist of the following:
                                                           September 30,
                                                   -----------------------------
                                                      2000             1999
                                                   ----------        ----------
                 Materials                        $ 1,955,711      $ 1,605,639
                 Work in Process                    4,026,102        4,956,626
                 Finished goods                       705,040        1,643,047
                                                  -----------      -----------
                                                  $ 6,686,853      $ 8,205,312
                                                  ===========      ===========

4.  Note Receivable

         As partial payment for goods and services delivered, a foreign government agency has issued a note to one of the Company's customers. The note matures on April 15, 2007. The customer has assigned an interest therein to the Company, currently valued at approximately $290,000. Interest thereon is paid semi-annually at the rate of 9%. Interest receivable of $9,580, is included in accounts receivable at September 30, 2000.

5.  Common stock

         During the years ended September 30, 2000 and 1999, the Company purchased 25,500 and 38,200 shares of its common stock at an average price of $3.27 and $2.62, respectively.

         At the annual meeting of shareholders held on January 24, 2000, the shareholders approved the cancellation of the stock option plan, previously adopted by the shareholders at the January 1998 shareholders meeting, and, in its stead, approved an aggregate of 400,000 shares of the Company's unissued common stock to be reserved for issuance to key employees as non-qualified stock options. The purchase price will be determined at the time of grant.

6.  Employee benefits

         The Company has a profit sharing and 401(k) Plan. Under the Plan, eligible employees may contribute up to 15% of their annual compensation. The Company may contribute to the Plan at the discretion of the Board of Directors. During the years ended September 30, 2000 and 1999, the Company did not contribute to the plan.

7.  Segment information

         The Company operates in a single industry, its principal products being communications equipment.

         Sales by geographic area, and to U.S. and foreign governmental agencies were as follows:


                                                        Year Ended September 30,
                                                       -------------------------
                                                          2000           1999
                                                       ----------     ----------
         Geographic area:
           North America                               $4,933,765     $1,865,487
           Africa                                       1,994,057          1,808
           Asia                                           258,812        571,658
           Europe                                         208,904        225,181
           Other                                            8,321         44,139
                                                       ----------     ----------
                                                        7,403,859      2,708,273
                                                       ==========     ==========

Sales to U.S. governmental agencies                     1,668,073        791,041
                                                       ==========     ==========

Direct sales to foreign governmental agencies          $2,116,015     $  295,388
                                                       ==========     ==========

8.  Other Matters

         On June 25, 1999, the Company sold approximately 4 acres of vacant land, and recognized a gain of $705,831.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
---------------------------------------------------------------------
AND FINANCIAL DISCLOSURE
------------------------

NONE

                                    PART III
                                    --------

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

                                                                      Family
Name                         Age        Position Held               Relationship
-----------------------    -------     ------------------------     ------------

James E. Laurent             64        Vice President/ Marketing         None
                                       Since 1988
                                       President, Chief
                                       Executive Officer
                                       and Director
                                       Since 2000

Henry A. Budde               48        Chief Engineer                    None
                                       Since 1994
                                       Vice President /Operations
                                       Since 2000

Synnott B. Durham            59        Cost Manager                      None
                                       Since 1979
                                       Treasurer, Chief
                                       Financial Officer
                                       Since 1994

Shirley Uricho               67        Assistant                         None
                                       Secretary
                                       Since 1959
                                       Secretary
                                       Since 1992

Earl M. Anderson, Jr.        75        Director                          None
                                       Since 1969

George F. Arata, Jr.         71        Director                          None
                                       Since 1995


Note - All directors' terms are for one year and until their successors are duly elected and qualified.

ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

The following information is given on an accrual basis for the year ending September 30, 2000 with respect to each director of the corporation whose aggregate salary and fees paid by the Corporation and its subsidiaries were more than $100,000 and each of the five highest paid officers of the Corporation whose aggregate direct remuneration exceeded that amount and all officers and directors of the Corporation as a group.

                                                                   Cash and Cash Equivalent
                                                                     Forms of Remuneration

                                                      Salaries, Fees,                Securities or Property
                    Capacity                          Director's Fees,               Insurance Benefits or
                    In Which                          Commissions and                Reimbursements, Personal
Name                Served                            Bonuses                        Benefits
---------------     -------------------------         -----------------------        ----------------------------------
Robert                 Chairman of the                       $175,000                                ?
Uricho, Jr.            Board, President
                       and Chief
                       Executive Officer

                       All Officers                          $495,892                                ?
                       and Directors
                       (7 Persons
                       including the 1
                       named above)

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

The following information is given with respect to any person who to the knowledge of the Corporation owns beneficially more than 5% of any class of voting securities of the Corporation outstanding on the most recent record date, and with respect to ownership of such securities by the Corporation's officers and directors.

Based solely upon a review of information furnished to the registrant during the most recent fiscal year, including written representations, no director, officer or beneficial owner of more than 10% of the company's common stock failed to file on a timely basis reports required by Section 16(A) of the Exchange Act during fiscal year 2000.

(A)  Security  Ownership of Certain Beneficial Owners.

        Title                Name and Address                    Amount and Nature              Percent
       of Class             of  Beneficial Owner               of Beneficial Ownership         of Class (1)
       --------             --------------------               -----------------------         ------------
      Common               Shirley Uricho                             *2,272,900                  61.55%
                           Corporate Secretary
                           3101 S.W. 3rd Avenue
                           Fort Lauderdale, FL

(B)  Security Ownership of Directors and Officers

         Title                Name and Address                    Amount and Nature               Percent
       of Class              of Beneficial Owner               of Beneficial Ownership         of Class (1)
       --------              -------------------               -----------------------         ------------

      Common               Shirley Uricho                             *2,272,900                  61.55%
                           Corporate Secretary
                           3101 S.W. 3rd Avenue
                           Fort Lauderdale, FL

      Common               All Other                                       2,281                    **
                           Officers and Directors

      Common               All Officers and Directors                  2,275,181                  61.62%
                           As a group (6)

* Includes 278,900 shares held by the University of Florida Foundation, Inc. as Trustee of a Charitable Remainder Unitrust of which Mrs. Uricho is the income beneficiary.

**   Less than 1%.

(1)  Based upon 3,692,570 shares outstanding at December 4, 2000.

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

Not Applicable


ITEM 13.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

(a) 1.   Financial Statements filed as a part of the Form 10-K
         Consolidated Balance Sheets as of
         September 30, 2000 and 1999                                 Page 8

         Statements of Consolidated Income for each of the
         three years in the period ended September 30, 2000          Page 9

         Statements of stockholders' equity for each of the
         three years in the period ended September 30, 2000          Page 10

         Consolidated Statements of Cash Flows for each
         of the three years in the period ended September
         30, 2000                                                    Page 11

         Notes to Consolidated Financial Statements                  Pages 12-15

(a) 2. Financial Statement Schedules filed as part of the Form 10-KSB:

         Report on Financial Statements Schedules of
         Independent Public Accountants                              Page 7

         Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

         Separate financial statements of the Company are omitted because of the absence of the conditions under which they are required.

(b)      Reports on Form 8-K

         A Form 8-K was issued in December, 2000 to report the death of Mr. Robert Uricho, Jr., Chairman and Chief Executive Officer, on November 29, 2000. Also reported was the designation of Mr. James E. Laurent as Board Member and Chief Executive Officer effective December 1, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNAIR ELECTRONICS, INC.                                 Date  December 1, 2000
                                                         -----------------------


By /S/ James E. Laurent
  --------------------------
    James E. Laurent
    Director, President
    and Principal
    Executive Officer

By /S/ Synnott B. Durham
  --------------------------
    Synnott B. Durham
    Treasurer and Principal
    Accounting Officer

By /S/ Shirley Uricho
  --------------------------
    Shirley Uricho
    Secretary

By /S/ Earl M. Anderson, Jr.
  --------------------------
    Earl M. Anderson, Jr.
    Director


By /S/ George F. Arata, Jr.
  --------------------------
    George F. Arata, Jr.
    Director