Form 10QSB
period 2000-12-31
SUNAIR ELECTRONICS INC
filed 2001-02-14
CIK 95366

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission file number I-4334

                            SUNAIR ELECTRONICS, INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


              FLORIDA                                   59-0780772
  -----------------------------------        -----------------------------------
   (STATE OR OTHER JURISD                            (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NO.)

    3101 SW THIRD AVE., FT. LAUDERDALE, FLA.                   33315
---------------------------------------------       ----------------------------
    (ADDRESS OR PRINCIPAL EXECUTIVE OFFICE)                (ZIP CODE)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE      (954) 525-1505
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

Yes  [x]   No [ ]


Registrant's common stock - par value 10 cents, outstanding as of December 31, 2000 - 3,692,570 shares.

Transitional Small Business Disclosure format.  Yes  [X]  No [ ]

                     SUNAIR ELECTRONICS, INC. AND SUBSIDIARY

                                      INDEX

                                      *****
                                                                       PAGE NO.
                                                                       ********
       PART I.        FINANCIAL INFORMATION:

             CONSOLIDATED CONDENSED BALANCE SHEETS - -
                      DECEMBER 31, 2000 AND SEPTEMBER 30, 2000            3

             CONSOLIDATED CONDENSED STATEMENTS OF INCOME - -
                      THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999       4

             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS -
                      NINE MONTHS ENDED DECEMBER 31, 2000 AND 1999        5

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL
                      STATEMENTS                                         6-7

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                      CONSOLIDATED CONDENSED STATEMENTS                  8-9

       PART II.       OTHER INFORMATION                                  10

                          PART I. FINANCIAL INFORMATION

                     SUNAIR ELECTRONICS, INC. AND SUBSIDIARY
                CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)



ASSETS                                                  12/31/00       9/30/00
------                                                 ----------    -----------

CURRENT ASSETS:

      CASH AND CASH EQUIVALENTS                        $ 1,428,541   $   629,968
      ACCOUNTS RECEIVABLE                                1,111,974     1,480,449
      INVENTORIES                                        6,439,614     6,686,853
      PREPAID EXPENSES AND OTHER
         CURRENT ASSETS                                     73,241        18,481
                                                       -----------   -----------

             TOTAL CURRENT ASSETS                        9,053,370     8,815,751
                                                       -----------   -----------

INVESTMENTS                                              3,067,237     3,474,405


NOTE RECEIVABLE                                            289,597       289,597


PROPERTY, PLANT AND EQUIPMENT-NET                          845,958       868,043


TOTAL ASSETS                                           $13,256,162   $13,447,796
                                                       ===========   ===========

LIABILITIES & SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

      ACCOUNTS PAYABLE AND ACCRUED EXPENSES            $   202,146   $   319,515
      CURRENT PORTION OF INCOME TAXES PAYABLE                8,353       105,853
                                                       -----------   -----------

           TOTAL CURRENT LIABILITIES                       210,499       425,368
                                                       -----------   -----------

LONG-TERM LIABILITIES:


      LONG-TERM PORTION OF INCOME TAXES PAYABLE            491,000       491,000
                                                       -----------   -----------

STOCKHOLDERS' EQUITY

      PREFERRED STOCK, NO PAR VALUE,
           500,000 SHARES AUTHORIZED,
           NO SHARES ISSUED                                      0             0
      COMMON STOCK, $.10 PAR VALUE,
           6,000,000 SHARES AUTHORIZED,
           3,692,570 SHARES ISSUED
           AND OUTSTANDING                                 369,257       369,257
      ADDITIONAL PAID-IN-CAPITAL                         2,606,899     2,606,899
      RETAINED EARNINGS                                  9,578,507     9,555,272
                                                       -----------   -----------
                                                        12,554,663    12,531,428

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY               $13,256,162   $13,447,796
                                                       ===========   ===========

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                THREE MONTHS ENDED
                                                ------------------
                                              12/31/00     12/31/99
                                             ----------   ----------

SALES                                        $1,369,356   $3,686,179
COST OF SALES                                 1,058,780    2,372,865
                                             ----------   ----------

GROSS PROFIT                                    310,576    1,313,314
SELLING, GENERAL & ADMINISTRATIVE EXPENSES      353,256      524,043
                                             ----------   ----------

OPERATING INCOME (LOSS)                         (42,680)     789,271
OTHER INCOME:
      INTEREST INCOME                            76,974       67,889
      OTHER, NET                                  5,452          800
                                             ----------   ----------

INCOME BEFORE (PROVISION)
  FOR INCOME TAXES                               39,746      857,960

(PROVISION) FOR
  INCOME TAXES                                  (16,500)    (316,000)
                                             ----------   ----------


NET INCOME                                   $   23,246   $  541,960
                                             ==========   ==========

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                            3,692,570    3,718,070
NET INCOME PER SHARE (BASIC AND DILUTED)     $     0.01   $     0.15
                                             ==========   ==========

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                    THREE MONTHS ENDED
                                                    ------------------
                                                  12/31/00      12/31/99
                                                -----------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME                                      $    23,246   $   541,960
ADJUSTMENTS TO RECONCILE NET INCOME TO
 NET CASH PROVIDED BY OPERATING ACTIVITIES
      DEPRECIATION AND AMORTIZATION                  34,573        36,263
      CHANGES IN OPERATING ACTIVITIES:
        (INCR) DECR IN ACCOUNTS RECEIVABLE          368,475    (2,288,653)
        DECR IN INVENTORY                           247,239     1,711,215
        (INCR) IN OTHER ASSETS                      (54,771)      (10,073)
        (DECR) IN ACCOUNTS PAYABLE AND
                  ACCRUED EXPENSES                 (117,369)     (227,649)
        INCR (DECR) IN INCOME TAX PAYABLE           (97,500)      196,000
                                                 -----------  -----------

NET CASH PROVIDED (USED) BY
OPERATING ACTIVITIES                                403,893       (40,937)
                                                -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
PURCHASE OF PROPERTY, PLANT & EQUIPMENT              12,488)       10,787)
SALE OF INVESTMENTS - NET                           407,168             0
                                                -----------   -----------

NET CASH PROVIDED BY (USED IN) INVESTING
        ACTIVITIES                                  394,680        10,787)
                                                -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:                     0             0
                                                -----------   -----------

NET INCREASE (DECREASE) IN CASH                     798,573        51,724)
CASH AT BEGINNING OF PERIOD                         629,968       533,478
                                                -----------   -----------

CASH AT END OF PERIOD                           $ 1,428,541   $   481,754
                                                ===========   ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
     CASH PAID DURING THE PERIOD FOR INTEREST   $         0   $         0
                                                ===========   ===========

     CASH PAID DURING THE PERIOD FOR INCOME
        TAXES                                   $   110,000   $   185,000
                                                ===========   ===========

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

       1.      BASIS OF PRESENTATION
               THE ACCOMPANYING UNAUDITED FINANCIAL STATEMENTS HAVE BEEN PREPARED IN ACCORDANCE WITH THE INSTRUCTIONS TO FORM 10-QSB AND DO NOT INCLUDE ALL OF THE INFORMATION AND FOOTNOTES REQUIRED BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR COMPLETE FINANCIAL STATEMENTS. IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS (CONSISTING OF NORMAL RECURRING ACCRUALS) CONSIDERED NECESSARY FOR A FAIR PRESENTATION HAVE BEEN INCLUDED. OPERATING RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS THAT MAY BE EXPECTED FOR THE FISCAL YEAR ENDING SEPTEMBER 30,2001. FOR FURTHER INFORMATION REFER TO THE CONSOLIDATED FINANCIAL STATEMENTS AND FOOTNOTES THERETO INCLUDED IN THE COMPANY'S ANNUAL REPORT IN FORM 10-KSB FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000.

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

       (C)     RESEARCH AND DEVELOPMENT COSTS-
               ALL RESEARCH AND DEVELOPMENT COSTS ARE CHARGED TO EXPENSE AS INCURRED.

       (D)     EARNINGS PER COMMON SHARE-
               EARNINGS PER COMMON SHARE ARE COMPUTED BASED ON WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING DURING EACH PERIOD.

       (E)     INVENTORIES-
               INVENTORIES CONSIST OF THE FOLLOWING:

                                                  12/31/00           9/30/00
                                                 -----------      ------------
                       RAW MATERIALS              $1,969,177        $1,955,711
                       WORK IN PROCESS             3,909,149         4,026,102
                       FINISHED GOODS                561,288           705,040
                                                 -----------      ------------
                                                   $6,439,614       $6,686,853

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

       5.      STOCK OPTIONS:

               AS OF DECEMBER 31, 2000, THE COMPANY HAD AUTHORIZED 400,000 SHARES OF THE COMPANY'S COMMON STOCK FOR NON-QUALIFIED STOCK OPTIONS. ON NOVEMBER 21, 2000, OPTIONS TO PURCHASE 225,000 SHARES AT $2.25 PER SHARE WERE ISSUED TO KEY EMPLOYEES OF THE COMPANY. OPTIONS FOR 76,500 SHARES ARE EXERCISABLE BEGINNING IN THE SECOND YEAR OF THE OPTION PERIOD AND 74,250 SHARES IN EACH OF THE THIRD AND FOURTH YEARS. THE OPTIONS GRANTED SHALL BE EXERCISABLE UP TO AND INCLUDING FIVE (5) YEARS FROM THE DATE OF GRANT. NO OPTIONS ARE CURRENTLY EXERCISABLE.

       6.      FINANCIAL INSTRUMENTS:

               THE CARRYING AMOUNTS OF CASH AND CASH EQUIVALENTS, ACCOUNTS RECEIVABLE, LOANS PAYABLE, ACCOUNTS PAYABLE AND ACCRUED INCOME TAXES PAYABLE APPROXIMATE FAIR VALUE DUE TO THE SHORT MATURITY OF THE INSTRUMENTS AND RESERVES FOR POTENTIAL LOSSES, AS APPLICABLE.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

LIQUIDITY:
----------


DURING THE FIRST THREE MONTHS OF THE CURRENT FISCAL YEAR ENDING DECEMBER 31, 2000, THE COMPANY MAINTAINED CASH AND SHORT TERM INVESTMENTS MORE THAN ADEQUATE TO COVER KNOWN REQUIREMENTS, UNFORESEEN EVENTS OR UNCERTAINTIES THAT MIGHT OCCUR. DURING THE THREE MONTH PERIOD, CASH AND SHORT TERM INVESTMENTS MAINTAINED AN AVERAGE BALANCE OF $1,438,000, COMPARED TO AN AVERAGE BALANCE OF $1,334,000 FOR THE TWELVE MONTHS ENDED SEPTEMBER 30,2000. SHORT TERM INVESTMENTS ARE TAX EXEMPT MONEY MARKET FUNDS THAT ARE READILY AVAILABLE FOR IMMEDIATE USE SHOULD THE OCCASION ARISE. IT IS ANTICIPATED THAT THE COMPANY WILL REMAIN AS LIQUID DURING THE REST OF FISCAL 2001. INVENTORIES CONTAIN NO OBSOLESCENCE AS ADJUSTMENTS ARE MADE AS THEY OCCUR. ACCOUNTS AND NOTES RECEIVABLE CONTAIN NO BAD DEBTS. INTERIM RESERVES ARE MAINTAINED TO COVER CANCELLATION CHARGES UNPAID AND ANY FREIGHT CHARGE DISPUTES. ALL MONETARY TRANSACTIONS ARE IN U.S. DOLLARS AND NO LETTERS OF CREDIT INVOLVE FOREIGN EXCHANGE.

CAPITAL RESOURCES:
------------------

DURING THE FIRST THREE MONTHS OF THE CURRENT FISCAL YEAR, THE COMPANY EXPENDED $12,488 FOR CAPITAL ASSETS. NO EXPENDITURES ARE CONTEMPLATED FOR PLANT EXPANSION OR EXTENSIVE MAINTENANCE. THE COMPANY HAS NO LONG TERM DEBT AND NONE IS CONTEMPLATED. LIABILITIES CONSIST OF CURRENT ACCOUNTS PAYABLE AND EXPENSES RELATED TO THE CURRENT ACCOUNTING PERIOD.

RESULTS OF OPERATIONS:
----------------------

DURING THE FIRST QUARTER OF THE CURRENT FISCAL YEAR ENDED DECEMBER 31, 2000, SHIPMENTS WERE $1,369,356, DOWN FROM SHIPMENTS OF $3,686,179 OR 62.9% FOR THE SAME QUARTER ONE YEAR AGO. EXPORT SHIPMENTS FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 WERE $448,811 OR 32.8% OF TOTAL SALES, DOWN $1,623,374 OR 78.3% FROM
THE SAME PERIOD ONE YEAR AGO. DOMESTIC SHIPMENTS FOR THE FIRST THREE MONTHS OF THE CURRENT FISCAL YEAR WERE $920,545, COMPARABLE TO SHIPMENTS FOR THE SAME PERIOD ONE YEAR AGO OF $1,613,954, DOWN $693,409 OR 43.0%.

SHIPMENTS FOR THE FIRST THREE MONTHS WERE SIGNIFICANTLY LOWER THAN SHIPMENTS FOR THE SAME PERIOD ONE YEAR AGO DUE TO CONTINUED DELAYS IN RECEIPTS OF NEW ORDERS AND A LOWER BACKLOG AT SEPTEMBER 30, 2000 OF $1,769,000 AS COMPARED TO A $5,100,000 BACKLOG AT SEPTEMBER 30, 1999. BACKLOG AT DECEMBER 31, 2000 WAS $1,015,000 AS COMPARED TO $2,000,000 FOR THE SAME PERIOD A YEAR AGO. NOT INCLUDED IN THIS BACKLOG ARE PROJECTED ORDERS ON CONTRACTS RECEIVED IN FISCAL 1999 AND 2000 IN EXCESS OF $19,000,000 OVER A FIVE YEAR PERIOD. $1,000,000 IN ORDERS ON THESE CONTRACTS WAS SHIPPED IN FISCAL 2000 AND $1,000,000 WAS SHIPPED IN THE FIRST QUARTER OF THE CURRENT FISCAL YEAR. THE LARGEST DELIVERIES AGAINST THESE CONTRACTS ARE BUDGETED FOR FISCAL 2002 AND BEYOND.

----------------------

COST OF SALES WAS HIGHER AT 77.3% OF SALES IN THE FIRST QUARTER OF FISCAL 2001 AS COMPARED TO 64.4% OF SALES IN THE SAME PERIOD ONE YEAR AGO DUE PRIMARILY TO A REDUCTION IN SYSTEMS WORK IN THE CURRENT PERIOD. MANAGEMENT FOCUS HAS TURNED TO IMPROVEMENTS OF OPERATIONS AND MANUFACTURING PROCESSES FOR IMPROVED EFFICIENCIES AND REDUCED OVERHEADS. NEW MANUFACTURING AND FINANCIAL SOFTWARE HAS BEEN SELECTED AFTER EXTENSIVE RESEARCH WITH IMPLEMENTATION TO BEGIN FEBRUARY OF THIS YEAR AND SCHEDULED COMPLETION BY SEPTEMBER OF FISCAL 2001. EMPHASIS WILL ALSO BE PLACED ON REDUCED INVENTORY LEVELS.

INVENTORY AT DECEMBER 31, 2000 WAS $247,239 LOWER THAN SEPTEMBER 30, 2000 DUE TO CONTINUED EFFORTS TO DECREASE INVENTORY. HOWEVER, DUE TO EXTENDED PROCUREMENT AND BUILD TIMES, SUFFICIENT INVENTORY MUST BE MAINTAINED TO MEET CONTRACTUAL DELIVERIES AS WELL AS ANTICIPATED CUSTOMER REQUIREMENTS. DUE TO AN INCREASED NUMBER OF PRODUCT CONFIGURATIONS, IT IS NECESSARY TO CARRY A QUANTITY OF MANY DIFFERENT MODELS IN FINISHED GOODS, AND WORK-IN-PROCESS, TO MEET CUSTOMER DELIVERY REQUIREMENTS.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES OF $353,256 DECREASED $170,787 FROM THE SAME PERIOD ONE YEAR AGO PRIMARILY DUE TO A REDUCTION IN INCREASED EXPENSES EXPERIENCED IN FISCAL 2000 FOR INTERNATIONAL DEALER DEVELOPMENT AND MARKET EXPANSION. THE DIRECT LABOR FORCE CONTINUES AT A REDUCED LEVEL DUE TO SUFFICIENT FINISHED GOODS INVENTORY LEVELS. INTEREST INCOME INCREASED DUE TO INCREASED INVESTMENTS IN CASH EQUIVALENTS.

THE COMPANY CONTINUES TO ESTABLISH ITSELF AS A SYSTEMS INTEGRATOR WITH SOLID GROWTH POTENTIAL IN THE NEW "PATHFINDER" PRODUCT LINE AND IN SYSTEM ORIENTED PROJECTS. IN ADDITION TO THE SOFTWARE AND SYSTEMS CAPABILITIES DEVELOPED THROUGH R&D EFFORTS, PROGRESS CONTINUES ON DEVELOPMENT OF NEW SOFTWARE AND DIGITAL COMMUNICATION TECHNOLOGY, INCLUDING ERROR FREE FACSIMILE AND E-MAIL MESSAGES OVER HIGH FREQUENCY RADIO CHANNELS.

THE COMPANY CONTINUES TO EXPLORE NEW MARKETS AND GEOGRAPHICAL AREAS NOT PREVIOUSLY COVERED AND CONTINUES TO BE OPTIMISTIC FOR FUTURE GROWTH.

                            PART II OTHER INFORMATION

5.     OTHER INFORMATION

       NONE

6.     EXHIBITS AND REPORTS ON FORM 8-K

       ON DECEMBER 22, 2000 THE COMPANY ISSUED A REPORT ON FORM 8-K TO ADVISE THAT ON NOVEMBER 29, 2000, MR. ROBERT URICHO, JR., CHAIRMAN AND CEO OF SUNAIR ELECTRONICS, INC., DIED AT HIS HOME IN FORT LAUDERDALE, FL. AT THE AGE OF 85.

       ON DECEMBER 22, 2000 THE COMPANY ISSUED A REPORT ON FORM 8-K TO ADVISE THAT EFFECTIVE DECEMBER 1, 2000, MR. JAMES E. LAURENT, PRESIDENT OF SUNAIR ELECTRONICS, INC. WAS DESIGNATED CHIEF EXECUTIVE OFFICER AND BOARD MEMBER TO FILL THE VACANCY CREATED BY THE DEATH OF MR. URICHO.

                                   SIGNATURES
                                   ----------


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE ACT OF
1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                             SUNAIR ELECTRONICS, INC.



DATE    FEBRUARY 12, 2001                    /S/ JAMES E. LAURENT
                                             ------------------------------
                                             JAMES E. LAURENT, PRINCIPAL
                                             EXECUTIVE OFFICER



DATE    FEBRUARY 12, 2001                    /S/ SYNNOTT B. DURHAM
                                             ------------------------------
                                             SYNNOTT B. DURHAM, PRINCIPAL
                                             ACCOUNTING OFFICER