Form 10KSB/A
period 2000-09-30
SUNAIR ELECTRONICS INC
filed 2001-02-22
CIK 95366

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                AMENDMENT NO. 1
                                       to
                                   FORM 10-KSB

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

Transitional Small Business Disclosure format.  Yes   X           No
                                                   -------          -------

This Annual Report on Form 10-KSB has 22 pages. The exhibit index (Item 14a) is on page 20.

                                Explanatory Note

Note 7. Segment information is amended to comply with paragraphs 37, 38a for individual countries and of SFAS 131.



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.  Segment information

         The Company operates in a single industry, its principal products being communications equipment.

         Sales by geographic area, and to U.S. and foreign governmental agencies were as follows:


                                                        Year Ended September 30,
                                                       -------------------------
                                                          2000           1999
                                                       ----------     ----------
         Geographic area:
           United States                               $4,930,073     $1,846,205
           Egypt                                        1,955,646            --
           Other                                          518,140        862,068
                                                       ----------     ----------
                                                        7,403,859      2,708,273
                                                       ==========     ==========

Sales to U.S. governmental agencies                     1,668,073        791,041
                                                       ==========     ==========

Direct sales to foreign governmental agencies          $2,116,015     $  295,388
                                                       ==========     ==========

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNAIR ELECTRONICS, INC.                                 Date  February 22, 2000
                                                         -----------------------


By /S/ James E. Laurent
  --------------------------
    James E. Laurent
    Director, President
    and Principal
    Executive Officer

By /S/ Synnott B. Durham
  --------------------------
    Synnott B. Durham
    Treasurer and Principal
    Accounting Officer