Form 10QSB
period 2001-03-31
SUNAIR ELECTRONICS INC
filed 2001-05-14
CIK 95366

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

[X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission file number I-4334

                            SUNAIR ELECTRONICS, INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


        FLORIDA                                                 59-0780772
--------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF                              (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                               IDENTIFICATION NO.)

3101 SW THIRD AVE., FT. LAUDERDALE, FLA.                               33315
----------------------------------------                            ------------
(ADDRESS OR PRINCIPAL EXECUTIVE OFFICE)                              (ZIP CODE)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE               (954) 525-1505
                                                                ----------------

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

Registrant's common stock - par value 10 cents, outstanding as of March 31, 2001
- 3,692,570 shares.

Transitional Small Business Disclosure format.  Yes  X   No
                                                    ---    ---

                     SUNAIR ELECTRONICS, INC. AND SUBSIDIARY

                                      INDEX
                                      *****
                                                                        PAGE NO.
                                                                        ********
       PART I.        FINANCIAL INFORMATION:

             CONSOLIDATED CONDENSED BALANCE SHEETS - -
                      MARCH 31, 2001 AND SEPTEMBER 30, 2000                3

             CONSOLIDATED CONDENSED STATEMENTS OF INCOME - -
                      SIX MONTHS ENDED MARCH 31, 2001 AND 2000             4

             CONSOLIDATED CONDENSED STATEMENTS OF INCOME - -
                      THREE MONTHS ENDED MARCH 31, 2001 AND 2000           5

             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS -
                      SIX MONTHS ENDED MARCH 31, 2001 AND 2000             6

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL
                      STATEMENTS                                           7-8

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                      CONSOLIDATED CONDENSED STATEMENTS                    9-10

       PART II.       OTHER INFORMATION                                    11

                          PART I. FINANCIAL INFORMATION

                     SUNAIR ELECTRONICS, INC. AND SUBSIDIARY
                CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)


ASSETS                                                   3/31/01       9/30/00
------                                                 -----------   -----------

CURRENT ASSETS:
---------------
      CASH AND CASH EQUIVALENTS                        $ 1,594,440   $   629,968
      ACCOUNTS RECEIVABLE                                1,015,473     1,480,449
      INVENTORIES                                        6,284,414     6,686,853
      PREPAID EXPENSES AND OTHER
         CURRENT ASSETS                                     48,885        18,481
                                                       -----------   -----------

             TOTAL CURRENT ASSETS                        8,943,212     8,815,751
                                                       -----------   -----------

INVESTMENTS                                              3,075,068     3,474,405
-----------

NOTE RECEIVABLE                                            290,932       289,597
---------------

PROPERTY, PLANT AND EQUIPMENT-NET                          919,466       868,043
---------------------------------

TOTAL ASSETS                                           $13,228,678   $13,447,796
============                                           ===========   ===========

LIABILITIES & SHAREHOLDERS' EQUITY
----------------------------------

CURRENT LIABILITIES:
--------------------

      ACCOUNTS PAYABLE AND ACCRUED EXPENSES            $   237,938   $   319,515
      CURRENT PORTION OF INCOME TAXES PAYABLE                    0       105,853
                                                       -----------   -----------

           TOTAL CURRENT LIABILITIES                       237,938       425,368
                                                       -----------   -----------
LONG-TERM LIABILITIES:
----------------------

      LONG-TERM PORTION OF INCOME TAXES PAYABLE            491,000       491,000
                                                       -----------   -----------

STOCKHOLDERS' EQUITY
--------------------

      PREFERRED STOCK, NO PAR VALUE,
           500,000 SHARES AUTHORIZED,
           NO SHARES ISSUED                                      0             0
      COMMON STOCK, $.10 PAR VALUE,
           6,000,000 SHARES AUTHORIZED,
           3,692,570 SHARES ISSUED
           AND OUTSTANDING                                 369,257       369,257
      ADDITIONAL PAID-IN-CAPITAL                         2,606,899     2,606,899
      RETAINED EARNINGS                                  9,523,584     9,555,272
                                                       -----------   -----------
                                                        12,499,740    12,531,428

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY               $13,228,678   $13,447,796
========================================               ===========   ===========

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                          SIX MONTHS ENDED
                                                    ---------------------------
                                                       3/31/01        3/31/00
                                                    -----------     -----------

SALES                                               $ 2,539,604     $ 5,145,925
COST OF SALES                                         1,993,887       3,416,585
                                                    -----------     -----------

GROSS PROFIT                                            545,717       1,729,340
SELLING, GENERAL & ADMINISTRATIVE EXPENSES              739,195         925,622
                                                    -----------     -----------

OPERATING INCOME (LOSS)                                (193,478)        803,718
OTHER INCOME:
  INTEREST INCOME                                       148,364         119,425
  OTHER, NET                                               (363)          2,608
                                                    -----------     -----------

INCOME (LOSS) BEFORE (PROVISION)
  BENEFIT FOR INCOME TAXES                              (45,477)        925,751

(PROVISION) BENEFIT FOR
  INCOME TAXES                                           13,800        (339,500)
                                                    -----------     -----------


NET INCOME (LOSS)                                   $   (31,677)    $   586,251
                                                    ===========     ===========

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                  3,692,570       3,718,070
NET INCOME PER SHARE (BASIC AND DILUTED)
                                                    $     (0.01)    $      0.16
                                                    ===========     ===========

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                         THREE MONTHS ENDED
                                                    ---------------------------
                                                      3/31/01          3/31/00
                                                    -----------     -----------

SALES                                               $ 1,170,248     $ 1,459,746
COST OF SALES                                           935,107       1,043,720
                                                    -----------     -----------

GROSS PROFIT                                            235,141         416,026
SELLING, GENERAL & ADMINISTRATIVE EXPENSES              385,939         401,579
                                                    -----------     -----------

OPERATING INCOME (LOSS)                                (150,798)         14,447
OTHER INCOME:
  INTEREST INCOME                                        71,390          51,536
  OTHER, NET                                             (5,815)          1,808
                                                    -----------     -----------

INCOME (LOSS) BEFORE (PROVISION)
  BENEFIT FOR INCOME TAXES                              (85,223)         67,791

(PROVISION) BENEFIT FOR
  INCOME TAXES                                           30,300         (23,500)
                                                    -----------     -----------


NET INCOME (LOSS)                                   $   (54,923)    $    44,291
                                                    ===========     ===========

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                  3,692,570       3,718,070
NET INCOME PER SHARE (BASIC AND DILUTED)
                                                    $     (0.02)    $      0.01
                                                    ===========     ===========

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                         SIX MONTHS ENDED
                                                    ---------------------------
                                                       3/31/01        3/31/00
                                                    -----------     -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)                                   $   (31,688)    $   586,251
ADJUSTMENTS TO RECONCILE NET INCOME TO
 NET CASH PROVIDED BY OPERATING ACTIVITIES
      DEPRECIATION AND AMORTIZATION                      69,146          72,526
      CHANGES IN OPERATING ACTIVITIES:
        (INCR) DECR IN ACCOUNTS RECEIVABLE              464,976        (557,168)
        DECR IN INVENTORY                               402,439       1,896,111
        (INCR) DECR IN OTHER ASSETS                     (30,404)         10,453
        (DECR) IN ACCOUNTS PAYABLE AND
                  ACCRUED EXPENSES                      (81,577)       (316,335)
        (INCR) IN NOTE RECEIVABLE                        (1,335)              0
        (DECR) INCR IN ACCRUED INCOME TAX              (105,853)        142,500
                                                    -----------     -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES               685,704       1,834,338
                                                    -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
PURCHASE OF PROPERTY, PLANT & EQUIPMENT                (120,569)        (28,341)
SALE OF INVESTMENTS - NET                               399,337               0
                                                    -----------     -----------

NET CASH PROVIDED BY INVESTING ACTIVITIES               278,768         (28,341)
                                                    -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:                         0               0
                                                    -----------     -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS               964,472       1,805,997
CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                              629,968         533,478
                                                    -----------     -----------

CASH AND CASH EQUIVALENTS AT END
 OF PERIOD                                          $ 1,594,440     $ 2,339,475
                                                    ===========     ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
 CASH PAID DURING THE PERIOD FOR INTEREST           $         0     $         0
                                                    ===========     ===========

 CASH PAID DURING THE PERIOD FOR INCOME
  TAXES                                             $   110,000     $   197,000
                                                    ===========     ===========

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

       1.      BASIS OF PRESENTATION
               THE ACCOMPANYING UNAUDITED FINANCIAL STATEMENTS HAVE BEEN PREPARED IN ACCORDANCE WITH THE INSTRUCTIONS TO FORM 10-QSB AND DO NOT INCLUDE ALL OF THE INFORMATION AND FOOTNOTES REQUIRED BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR COMPLETE FINANCIAL STATEMENTS. IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS (CONSISTING OF NORMAL RECURRING ACCRUALS) CONSIDERED NECESSARY FOR A FAIR PRESENTATION HAVE BEEN INCLUDED. OPERATING RESULTS FOR THE SIX MONTHS ENDED MARCH 31, 2001 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS THAT MAY BE EXPECTED FOR THE FISCAL YEAR ENDING SEPTEMBER 30,2001. FOR FURTHER INFORMATION REFER TO THE CONSOLIDATED FINANCIAL STATEMENTS AND FOOTNOTES THERETO INCLUDED IN THE COMPANY'S ANNUAL REPORT IN FORM 10-KSB FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000.

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

       (C)     RESEARCH AND DEVELOPMENT COSTS-
               ALL RESEARCH AND DEVELOPMENT COSTS ARE CHARGED TO EXPENSE AS INCURRED.

       (D)     EARNINGS PER COMMON SHARE-
               EARNINGS PER COMMON SHARE ARE COMPUTED BASED ON WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING DURING EACH PERIOD.

       (E)     INVENTORIES-
               INVENTORIES CONSIST OF THE FOLLOWING:
                                                   3/31/01              9/30/00
                                                 ----------           ----------
                       RAW MATERIALS             $1,912,939           $1,955,711
                       WORK IN PROCESS            3,832,816            4,026,102
                       FINISHED GOODS               538,659              705,040
                                                 ----------           ----------
                                                 $6,284,414           $6,686,853

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

       5.      STOCK OPTIONS:

               AS OF MARCH 31, 2001, THE COMPANY HAD AUTHORIZED 400,000 SHARES OF THE COMPANY'S COMMON STOCK FOR NON-QUALIFIED STOCK OPTIONS. ON NOVEMBER 21, 2000, OPTIONS TO PURCHASE 225,000 SHARES AT $2.25 PER SHARE WERE ISSUED TO KEY EMPLOYEES OF THE COMPANY. OPTIONS FOR 76,500 SHARES ARE EXERCISABLE BEGINNING IN THE SECOND YEAR OF THE OPTION PERIOD AND 74,250 SHARES IN EACH OF THE THIRD AND FOURTH YEARS. THE OPTIONS GRANTED SHALL BE EXERCISABLE UP TO AND INCLUDING FIVE (5) YEARS FROM THE DATE OF GRANT. NO OPTIONS ARE CURRENTLY EXERCISABLE.

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

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

LIQUIDITY:
----------


DURING THE FIRST SIX MONTHS OF THE CURRENT FISCAL YEAR ENDING MARCH 31, 2001, THE COMPANY MAINTAINED CASH AND SHORT TERM INVESTMENTS MORE THAN ADEQUATE TO COVER KNOWN REQUIREMENTS, UNFORESEEN EVENTS OR UNCERTAINTIES THAT MIGHT OCCUR. DURING THE SIX MONTH PERIOD, CASH AND SHORT TERM INVESTMENTS MAINTAINED AN AVERAGE BALANCE OF $1,499,000, COMPARED TO AN AVERAGE BALANCE OF $1,334,000 FOR THE TWELVE MONTHS ENDED SEPTEMBER 30, 2000. SHORT TERM INVESTMENTS ARE TAX EXEMPT MONEY MARKET FUNDS THAT ARE READILY AVAILABLE FOR IMMEDIATE USE SHOULD THE OCCASION ARISE. IT IS ANTICIPATED THAT THE COMPANY WILL REMAIN AS LIQUID DURING THE REST OF FISCAL 2001. INVENTORIES CONTAIN NO OBSOLESCENCE AS ADJUSTMENTS ARE MADE AS THEY OCCUR. ACCOUNTS AND NOTES RECEIVABLE CONTAIN NO BAD DEBTS. INTERIM NON CASH RESERVES ARE MAINTAINED TO COVER WARRANTY REPAIRS AND OTHER CHARGES THAT MAY BE IN DISPUTE. ALL MONETARY TRANSACTIONS ARE IN U.S. DOLLARS AND NO LETTERS OF CREDIT INVOLVE FOREIGN EXCHANGE.

CAPITAL RESOURCES:
------------------

DURING THE FIRST SIX MONTHS OF THE CURRENT FISCAL YEAR, THE COMPANY EXPENDED $120,569 FOR CAPITAL ASSETS. NO EXPENDITURES ARE CONTEMPLATED FOR PLANT EXPANSION OR EXTENSIVE MAINTENANCE. THE COMPANY HAS NO LONG TERM DEBT AND NONE IS CONTEMPLATED. LIABILITIES CONSIST OF CURRENT ACCOUNTS PAYABLE AND EXPENSES RELATED TO THE CURRENT ACCOUNTING PERIOD.

RESULTS OF OPERATIONS:
----------------------

DURING THE SECOND QUARTER OF THE CURRENT FISCAL YEAR ENDED MARCH 31, 2001, SHIPMENTS WERE $1,170,248, DOWN FROM SHIPMENTS OF $1,369,356 FOR QUARTER ENDED DECEMBER 31, 2000. SHIPMENTS FOR THE SIX MONTHS ENDED MARCH 31, 2001 WERE $2,539,604, DOWN FROM SHIPMENTS OF $5,145,925 OR 50.6% FOR THE SAME PERIOD ONE YEAR AGO. EXPORT SHIPMENTS FOR THE SIX MONTHS ENDED MARCH 31, 2001 WERE $598,643 OR 23.6% OF TOTAL SALES, DOWN $1,673,024 OR 73.6% FROM THE SAME PERIOD ONE YEAR AGO. DOMESTIC SHIPMENTS FOR THE FIRST SIX MONTHS OF THE CURRENT FISCAL YEAR WERE $1,940,961 OR 32.5% BEHIND SHIPMENTS FOR THE SAME PERIOD ONE YEAR AGO OF $2,874,258.

SHIPMENTS FOR THE FIRST SIX MONTHS WERE SIGNIFICANTLY LOWER THAN SHIPMENTS FOR THE SAME PERIOD ONE YEAR AGO DUE TO CONTINUED DELAYS IN RECEIPTS OF NEW ORDERS AND A LOWER BACKLOG AT SEPTEMBER 30, 2000 OF $1,769,000 AS COMPARED TO A $5,100,000 BACKLOG AT SEPTEMBER 30, 1999. BACKLOG AT MARCH 31, 2001 WAS $256,263 AS COMPARED TO $1,143,628 FOR THE SAME PERIOD ONE YEAR AGO. NOT INCLUDED IN THIS BACKLOG ARE PROJECTED ORDERS ON CONTRACTS RECEIVED IN FISCAL 1999 AND 2000 IN EXCESS OF $19,000,000 OVER A FIVE YEAR PERIOD. $1,000,000 IN ORDERS ON THESE CONTRACTS WAS SHIPPED IN FISCAL 2000 AND $1,000,000 WAS SHIPPED IN THE FIRST QUARTER OF THE CURRENT FISCAL YEAR. ORDERS TOTALING APPROXIMATELY $2,000,000 ARE EXPECTED IN THE THIRD QUARTER FOR SHIPMENT IN THE THIRD AND FOURTH QUARTERS OF THIS FISCAL YEAR. THE LARGEST DELIVERIES AGAINST THESE CONTRACTS ARE BUDGETED FOR FISCAL 2002 AND BEYOND.

COST OF SALES WAS HIGHER AT 78.5% OF SALES IN THE FIRST SIX MONTHS OF FISCAL 2001 AS COMPARED TO 66.4% OF SALES IN THE SAME PERIOD ONE YEAR AGO DUE PRIMARILY TO A REDUCTION IN SYSTEMS WORK IN THE CURRENT PERIOD. MANAGEMENT HAS FOCUSED ON IMPROVEMENTS IN OPERATIONS AND MANUFACTURING PROCESSES FOR IMPROVED EFFICIENCIES AND REDUCED OVERHEADS. IMPLEMENTATION OF THE NEW MANUFACTURING AND FINANCIAL SOFTWARE HAS BEGUN WITH SCHEDULED COMPLETION OF SELECTED MODULES BY SEPTEMBER OF FISCAL 2001. EMPHASIS HAS ALSO BEEN PLACED ON REDUCED INVENTORY LEVELS.

INVENTORY AT MARCH 31, 2001 WAS $402,439 LOWER THAN SEPTEMBER 30, 2000 DUE TO CONTINUED EFFORTS TO DECREASE INVENTORY AND INCREASED EFFICIENCIES. HOWEVER, DUE TO EXTENDED PROCUREMENT AND BUILD TIMES, SUFFICIENT INVENTORY MUST BE MAINTAINED TO MEET CONTRACTUAL DELIVERIES AS WELL AS ANTICIPATED CUSTOMER REQUIREMENTS. DUE TO AN INCREASED NUMBER OF PRODUCT CONFIGURATIONS, IT IS NECESSARY TO CARRY A QUANTITY OF MANY DIFFERENT MODELS IN FINISHED GOODS, AND WORK-IN-PROCESS, TO MEET SCHEDULED ORDER DELIVERY REQUIREMENTS.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES OF $739,195 DECREASED $186,427 FROM THE SAME PERIOD ONE YEAR AGO PRIMARILY DUE TO A REDUCTION IN INCREASED EXPENSES EXPERIENCED IN FISCAL 2000 FOR INTERNATIONAL DEALER DEVELOPMENT AND MARKET EXPANSION. THE DIRECT LABOR FORCE INCREASED SLIGHTLY TO MEET PROJECTED DELIVERY REQUIREMENTS FOR THE THIRD AND FOURTH QUARTERS OF THIS YEAR. INTEREST INCOME INCREASED DUE TO INCREASED INVESTMENTS IN CASH EQUIVALENTS.

IN EFFORTS TO INCREASE PROFITABILITY, PROGRAMS HAVE BEEN DEVELOPED TO STREAMLINE PROCESSES IN MANUFACTURING, CUSTOMER SERVICE AND MARKETING WITH EMPHASIS ON IMPROVED EFFICIENCIES AND REDUCED COSTS. THESE PROGRAMS INCLUDE NEW SOFTWARE PROGRAMS FOR MATERIAL PLANNING AND FINANCIAL REPORTING, REPLACEMENT OF OUTDATED EQUIPMENT AND TOOLING ALONG WITH THE REORGANIZATION OF PHYSICAL PLANT LAYOUTS. WITH THE EXCEPTION OF THE SOFTWARE PROGRAMS WHICH WERE PURCHASED THIS QUARTER, COSTS ARE NOT EXPECTED TO BE EXTENSIVE. THESE ACTIONS ARE NECESSARY TO POSITION THE COMPANY TO MEET EXPECTED INCREASED DELIVERY REQUIREMENTS AS WELL AS INCREASE PROFITABILITY.

SALES AND MARKETING EFFORTS CONTINUE TO FOCUS ON MORE SYSTEMS OPPORTUNITIES BUILT AROUND OUR NEW "PATHFINDER" TECHNOLOGIES. A NUMBER OF PROGRAMS ARE IN DISCUSSION CURRENTLY WITH ORDERS EXPECTED ON SEVERAL PROGRAMS FOR DELIVERY IN FISCAL 2002.

                            PART II OTHER INFORMATION


5.     OTHER INFORMATION

       NONE

6.     EXHIBITS AND REPORTS ON FORM 8-K

       NONE

                                   SIGNATURES
                                   ----------



PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE ACT OF
1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                               SUNAIR ELECTRONICS, INC.


                                              /S/ JAMES E. LAURENT
DATE      MAY 11, 2001                        --------------------------------
     -------------------------                    JAMES E. LAURENT, PRINCIPAL
                                                  EXECUTIVE OFFICER


                                              /S/ SYNNOTT B. DURHAM
DATE      MAY 11, 2001                        --------------------------------
    -------------------------                     SYNNOTT B. DURHAM, PRINCIPAL
                                                  ACCOUNTING OFFICER