Form 10QSB
period 2001-06-30
SUNAIR ELECTRONICS INC
filed 2001-08-14
CIK 95366

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

 [x]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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
Yes  X   No
   -----   -----

Registrant's common stock - par value 10 cents, outstanding as of June 30, 2001
- 3,692,570 shares.

Transitional Small Business Disclosure format.  Yes  X   No
                                                   -----   -----

                     SUNAIR ELECTRONICS, INC. AND SUBSIDIARY

                                      INDEX
                                      *****

                                                                                                                    PAGE NO.
                                                                                                                    ********

       PART I.        FINANCIAL INFORMATION:

             CONSOLIDATED CONDENSED BALANCE SHEETS - -
                      JUNE 30, 2001 AND SEPTEMBER 30, 2000                                                              3

             CONSOLIDATED CONDENSED STATEMENTS OF INCOME - -
                      NINE MONTHS ENDED JUNE 30, 2001 AND 2000                                                          4

             CONSOLIDATED CONDENSED STATEMENTS OF INCOME - -
                      THREE MONTHS ENDED JUNE 30, 2001 AND 2000                                                         5

             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS -
                      NINE MONTHS ENDED JUNE 30, 2001 AND 2000                                                          6

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL
                      STATEMENTS                                                                                       7-8

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                      CONSOLIDATED CONDENSED STATEMENTS                                                               9-10

       PART II.       OTHER INFORMATION                                                                                11




                                                   PART I. FINANCIAL INFORMATION

                                              SUNAIR ELECTRONICS, INC. AND SUBSIDIARY
                                         CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)



ASSETS                                                                                  6/30/01                 9/30/00
------
                                                                                    -----------------       -----------------

CURRENT ASSETS:
      CASH AND CASH EQUIVALENTS                                                          $ 1,424,320               $ 629,968
      ACCOUNTS RECEIVABLE                                                                  1,140,013               1,480,449
      INVENTORIES                                                                          6,185,989               6,686,853
      PREPAID EXPENSES AND OTHER
         CURRENT ASSETS                                                                       39,925                  18,481
                                                                                    -----------------       -----------------

             TOTAL CURRENT ASSETS                                                          8,790,247               8,815,751
                                                                                    -----------------       -----------------

INVESTMENTS                                                                                3,133,901               3,474,405
-----------

NOTE RECEIVABLE                                                                              290,932                 289,597
---------------

PROPERTY, PLANT AND EQUIPMENT-NET                                                            885,557                 868,043
---------------------------------

TOTAL ASSETS                                                                             $13,100,637             $13,447,796
============                                                                             ===========             ===========

LIABILITIES & SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

      ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                                $ 156,828               $ 319,515
      CURRENT PORTION OF INCOME TAXES PAYABLE                                                      0                 105,853
                                                                                    -----------------       -----------------

           TOTAL CURRENT LIABILITIES                                                         156,828                 425,368
                                                                                    -----------------       -----------------
LONG-TERM LIABILITIES:
---------------------

      LONG-TERM PORTION OF INCOME TAXES PAYABLE                                              491,000                 491,000
                                                                                    -----------------       -----------------
STOCKHOLDERS' EQUITY

      PREFERRED STOCK, NO PAR VALUE,
           500,000 SHARES AUTHORIZED,
           NO SHARES ISSUED                                                                        0                       0
      COMMON STOCK, $.10 PAR VALUE,
           6,000,000 SHARES AUTHORIZED,
           3,692,570 SHARES ISSUED
           AND OUTSTANDING                                                                   369,257                 369,257
      ADDITIONAL PAID-IN-CAPITAL                                                           2,606,899               2,606,899
      RETAINED EARNINGS                                                                    9,476,653               9,555,272
                                                                                    -----------------       -----------------
                                                                                          12,452,809              12,531,428

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                                                 $13,100,637             $13,447,796
========================================                                                 ===========             ===========


                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                                               NINE MONTHS ENDED
                                                                                               -----------------
                                                                                      06/30/01                  06/30/00
                                                                                  -----------------         ------------------

SALES                                                                                   $3,795,481                 $5,773,922
COST OF SALES                                                                            3,047,240                  3,912,457
                                                                                  -----------------         ------------------

GROSS PROFIT                                                                               748,241                  1,861,465
SELLING, GENERAL & ADMINISTRATIVE EXPENSES                                               1,092,626                  1,288,859
                                                                                  -----------------         ------------------

OPERATING INCOME (LOSS)                                                                  ( 344,385)                   572,606
OTHER INCOME:
      INTEREST INCOME                                                                      216,862                    190,646
      OTHER, NET                                                                             2,404                      6,056
                                                                                  -----------------         ------------------

INCOME (LOSS) BEFORE (PROVISION) BENEFIT
  FOR INCOME TAXES                                                                       ( 125,119)                   769,308

(PROVISION) BENEFIT FOR
  INCOME TAXES                                                                              46,500                 (  276,800)
                                                                                  -----------------         ------------------


NET INCOME (LOSS)                                                                       $(  78,619)                  $492,508
                                                                                  =================         ==================

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                                                       3,692,570                  3,715,352
NET INCOME PER SHARE (BASIC AND DILUTED)
                                                                                        $(    0.02)                    $ 0.13
                                                                                  ================          ==================


                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                                              THREE MONTHS ENDED
                                                                                              ------------------
                                                                                      06/30/01                   06/30/00
                                                                                  -----------------          -----------------

SALES                                                                                   $1,255,877                   $627,997
COST OF SALES                                                                            1,053,353                    495,872
                                                                                  -----------------          -----------------

GROSS PROFIT                                                                               202,524                    132,125
SELLING, GENERAL & ADMINISTRATIVE EXPENSES                                                 353,431                    363,237
                                                                                  -----------------          -----------------

OPERATING INCOME (LOSS)                                                                  ( 150,907)                 ( 231,112)
OTHER INCOME:
      INTEREST INCOME                                                                       68,498                     71,221
      OTHER, NET                                                                             2,767                      3,448
                                                                                  -----------------          -----------------

INCOME (LOSS) BEFORE BENEFIT
  FOR INCOME TAXES                                                                       (  79,642)                 ( 156,443)

BENEFIT FOR INCOME TAXES                                                                    32,700                     62,700
                                                                                  -----------------          -----------------


NET INCOME (LOSS)                                                                       $(  46,942)                $(  93,743)
                                                                                  ================           =================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING                                                                            3,692,570                  3,700,350
NET INCOME PER SHARE (BASIC AND DILUTED)                                                $(    0.01)                $(    0.03)
                                                                                  =================          =================



                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)



                                                                                               NINE MONTHS ENDED
                                                                                               -----------------
                                                                                      6/30/01                    06/30/00
                                                                                  -----------------          -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)                                                                       $(  78,619)                  $492,508
ADJUSTMENTS TO RECONCILE NET INCOME
 TO NET CASH PROVIDED BY OPERATING ACTIVITIES
      DEPRECIATION AND AMORTIZATION                                                        103,720                    108,789
      CHANGES IN OPERATING ACTIVITIES:
        (INCR) DECR IN ACCOUNTS RECEIVABLE                                                 340,436                  ( 211,263)
        DECR IN INVENTORY                                                                  500,864                  1,231,002
        (INCR) DECR IN OTHER ASSETS                                                      (  21,444)                     5,888
        (DECR) IN ACCOUNTS PAYABLE AND
                  ACCRUED EXPENSES                                                       ( 162,687)                 ( 267,859)
        (INCR) IN NOTE RECEIVABLE                                                        (   1,335)                         0
        (DECR) INCR IN ACCRUED INCOME TAX                                                ( 105,853)                 (  62,200)
                                                                                  -----------------          -----------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                                  575,082                  1,296,865
                                                                                  -----------------          -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
PURCHASE OF PROPERTY, PLANT & EQUIPMENT                                                  ( 121,234)                 (  40,000)
SALES OF INVESTMENTS - NET                                                                 340,504                          0
                                                                                  -----------------          -----------------

NET CASH PROVIDED BY INVESTING ACTIVITIES                                                  219,270                  (  40,000)
                                                                                  -----------------          -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
PURCHASE OF OUTSTANDING SHARES                                                                   0                  (  64,447)
                                                                                  -----------------          -----------------

NET CASH (USED) BY FINANCING ACTIVITIES                                                          0                  (  64,447)
                                                                                  -----------------          -----------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                  794,352                  1,192,418
CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                                                       629,968                    533,478
                                                                                  -----------------          -----------------

CASH AT END OF PERIOD                                                                   $1,424,320                 $1,725,896
                                                                                  =================          =================

SUPPLEMENTAL CASH FLOW INFORMATION:
     CASH PAID DURING THE PERIOD FOR INTEREST                                                    0                       $  0
                                                                                  ================           =================


     CASH PAID DURING THE PERIOD FOR INCOME
        TAXES                                                                             $110,000                   $142,000
                                                                                  ================           ================



              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

       1.      BASIS OF PRESENTATION

               THE ACCOMPANYING UNAUDITED FINANCIAL STATEMENTS HAVE BEEN PREPARED IN ACCORDANCE WITH THE INSTRUCTIONS TO FORM 10-QSB AND DO NOT INCLUDE ALL OF THE INFORMATION AND FOOTNOTES REQUIRED BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR COMPLETE FINANCIAL STATEMENTS. IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS (CONSISTING OF NORMAL RECURRING ACCRUALS) CONSIDERED NECESSARY FOR A FAIR PRESENTATION HAVE BEEN INCLUDED. OPERATING RESULTS FOR THE NINE MONTHS ENDED JUNE 30, 2001 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS THAT MAY BE EXPECTED FOR THE FISCAL YEAR ENDING SEPTEMBER 30,2001. FOR FURTHER INFORMATION REFER TO THE CONSOLIDATED FINANCIAL STATEMENTS AND FOOTNOTES THERETO INCLUDED IN THE COMPANY'S ANNUAL REPORT IN FORM 10-KSB FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000.

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

       (C)     RESEARCH AND DEVELOPMENT COSTS-
               ALL RESEARCH AND DEVELOPMENT COSTS ARE CHARGED TO EXPENSE AS INCURRED.

       (D)     EARNINGS PER COMMON SHARE-
               EARNINGS PER COMMON SHARE ARE COMPUTED BASED ON WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING DURING EACH PERIOD.

       (E)     INVENTORIES-
               INVENTORIES CONSIST OF THE FOLLOWING:

                                                                                            6/30/01                 9/30/00
                                                                                       ------------------      ------------------
                             RAW MATERIALS                                                    $1,279,442              $1,955,711
                             WORK IN PROCESS                                                   4,471,075               4,026,102
                             FINISHED GOODS                                                      435,472                 705,040
                                                                                       ------------------      ------------------
                                                                                              $6,185,989              $6,686,853

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

       5.      STOCK OPTIONS:

               AS OF JUNE 30, 2001, THE COMPANY HAD AUTHORIZED 400,000 SHARES OF THE COMPANY'S COMMON STOCK FOR NON-QUALIFIED STOCK OPTIONS. ON NOVEMBER 21, 2000, OPTIONS TO PURCHASE 225,000 SHARES AT $2.25 PER SHARE AND DURING THE THIRD QUARTER OF FISCAL 2001, OPTIONS TO PURCHASE 15,000 SHARES AT $2.25 PER SHARE WERE ISSUED TO KEY EMPLOYEES OF THE COMPANY. OPTIONS FOR 81,600 SHARES ARE EXERCISABLE BEGINNING IN THE SECOND YEAR OF THE OPTION PERIOD AND 79,200 SHARES IN EACH OF THE THIRD AND FOURTH YEARS. THE OPTIONS GRANTED SHALL BE EXERCISABLE UP TO AND INCLUDING FIVE (5) YEARS FROM THE DATE OF GRANT. NO OPTIONS ARE CURRENTLY EXERCISABLE.

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

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

LIQUIDITY:
----------


DURING THE FIRST NINE MONTHS OF THE CURRENT FISCAL YEAR ENDING JUNE 30, 2001, THE COMPANY MAINTAINED CASH AND SHORT TERM INVESTMENTS MORE THAN ADEQUATE TO COVER KNOWN REQUIREMENTS, UNFORESEEN EVENTS OR UNCERTAINTIES THAT MIGHT OCCUR. DURING THE NINE MONTH PERIOD, CASH AND CASH EQUIVALENTS MAINTAINED AN AVERAGE BALANCE OF $1,528,000, COMPARED TO AN AVERAGE BALANCE OF $1,334,000 FOR THE TWELVE MONTHS ENDED SEPTEMBER 30, 2000. SHORT TERM INVESTMENTS ARE TAX EXEMPT MONEY MARKET FUNDS THAT ARE READILY AVAILABLE FOR IMMEDIATE USE SHOULD THE OCCASION ARISE. IT IS ANTICIPATED THAT THE COMPANY WILL REMAIN AS LIQUID DURING THE REST OF FISCAL 2001. INVENTORIES CONTAIN NO OBSOLESCENCE AS ADJUSTMENTS ARE MADE AS THEY OCCUR. ACCOUNTS AND NOTES RECEIVABLE CONTAIN NO BAD DEBTS. INTERIM NON CASH RESERVES ARE MAINTAINED TO COVER WARRANTY REPAIRS AND OTHER CHARGES THAT MAY BE IN DISPUTE. ALL MONETARY TRANSACTIONS ARE IN U.S. DOLLARS AND NO LETTERS OF CREDIT INVOLVE FOREIGN EXCHANGE.

CAPITAL RESOURCES:
------------------

DURING THE FIRST NINE MONTHS OF THE CURRENT FISCAL YEAR, THE COMPANY EXPENDED $121,234 FOR CAPITAL ASSETS. NO EXPENDITURES ARE CONTEMPLATED FOR PLANT EXPANSION OR EXTENSIVE MAINTENANCE. THE COMPANY HAS NO LONG TERM DEBT AND NONE IS CONTEMPLATED. LIABILITIES CONSIST OF CURRENT ACCOUNTS PAYABLE AND EXPENSES RELATED TO THE CURRENT ACCOUNTING PERIOD.

RESULTS OF OPERATIONS:
----------------------

DURING THE THIRD QUARTER OF THE CURRENT FISCAL YEAR ENDED JUNE 30, 2001, SHIPMENTS WERE $1,255,877, UP FROM SHIPMENTS OF $627,997 FOR THE QUARTER ENDED JUNE 30, 2000. SHIPMENTS FOR THE NINE MONTHS ENDED JUNE 30, 2001 WERE $3,795,481, DOWN FROM SHIPMENTS OF $5,773,922 OR 34.3% FOR THE SAME PERIOD ONE YEAR AGO. EXPORT SHIPMENTS FOR THE NINE MONTHS ENDED JUNE 30, 2001 WERE $728,949 OR 19.7% OF TOTAL SALES, DOWN $1,668,849 OR 69.6% FROM THE SAME PERIOD ONE YEAR AGO. DOMESTIC SHIPMENTS FOR THE FIRST NINE MONTHS OF THE CURRENT FISCAL YEAR WERE $3,066,532 OR 9.1% BEHIND SHIPMENTS FOR THE SAME PERIOD ONE YEAR AGO OF $3,376,124.

SHIPMENTS FOR THE FIRST NINE MONTHS WERE SIGNIFICANTLY LOWER THAN SHIPMENTS FOR THE SAME PERIOD ONE YEAR AGO DUE TO CONTINUED DELAYS IN RECEIPTS OF NEW ORDERS AND A LOWER BACKLOG AT SEPTEMBER 30, 2000 OF $1,769,000 AS COMPARED TO A $5,100,000 BACKLOG AT SEPTEMBER 30, 1999. BACKLOG AT JUNE 30, 2001 WAS $1,918,000 AS COMPARED TO $1,831,000 FOR THE SAME PERIOD ONE YEAR AGO. NOT INCLUDED IN THIS BACKLOG ARE PROJECTED ORDERS ON CONTRACTS RECEIVED IN FISCAL 1999 AND 2000 IN EXCESS OF $19,000,000 OVER A FIVE YEAR PERIOD. $1,000,000 IN ORDERS ON THESE CONTRACTS WAS SHIPPED IN FISCAL 2000 AND $1,000,000 WAS SHIPPED IN THE FIRST SIX MONTHS OF THE CURRENT FISCAL YEAR. ORDERS TOTALING APPROXIMATELY $2,000,000 WERE RECEIVED IN THE THIRD QUARTER WITH SHIPMENTS OF APPROXIMATELY $635,000 SHIPPED IN THE THIRD QUARTER WITH THE BALANCE DUE FOR SHIPMENT IN THE FOURTH QUARTER OF THIS FISCAL YEAR. THE LARGEST DELIVERIES AGAINST THESE CONTRACTS ARE BUDGETED FOR FISCAL 2002 AND BEYOND.

----------------------


COST OF SALES WAS HIGHER AT 80.3% OF SALES IN THE FIRST NINE MONTHS OF FISCAL 2001 AS COMPARED TO 67.8% OF SALES IN THE SAME PERIOD ONE YEAR AGO DUE PRIMARILY TO A REDUCTION IN SYSTEMS WORK IN THE CURRENT PERIOD. MANAGEMENT HAS FOCUSED ON IMPROVEMENTS IN OPERATIONS AND MANUFACTURING PROCESSES FOR IMPROVED EFFICIENCIES AND REDUCED OVERHEADS. IMPLEMENTATION OF THE NEW MANUFACTURING AND FINANCIAL SOFTWARE HAS BEGUN WITH SCHEDULED COMPLETION OF SELECTED MODULES BY SEPTEMBER OF FISCAL 2001. EMPHASIS HAS ALSO BEEN PLACED ON REDUCED INVENTORY LEVELS.

INVENTORY AT JUNE 30, 2001 WAS $500,864 LOWER THAN SEPTEMBER 30, 2000 DUE TO CONTINUED EFFORTS TO DECREASE INVENTORY AND INCREASED EFFICIENCIES. HOWEVER, DUE TO EXTENDED PROCUREMENT AND BUILD TIMES, SUFFICIENT INVENTORY MUST BE MAINTAINED TO MEET CONTRACTUAL DELIVERIES AS WELL AS ANTICIPATED CUSTOMER REQUIREMENTS. DUE TO AN INCREASED NUMBER OF PRODUCT CONFIGURATIONS, IT IS NECESSARY TO CARRY A QUANTITY OF MANY DIFFERENT MODELS IN FINISHED GOODS, AND WORK-IN-PROCESS, TO MEET SCHEDULED ORDER DELIVERY REQUIREMENTS.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES OF $1,092,626 DECREASED $196,233 FROM THE SAME PERIOD ONE YEAR AGO PRIMARILY DUE TO A REDUCTION IN INCREASED EXPENSES EXPERIENCED IN FISCAL 2000 FOR INTERNATIONAL DEALER DEVELOPMENT AND MARKET EXPANSION. THE DIRECT LABOR FORCE INCREASED SLIGHTLY TO MEET PROJECTED DELIVERY REQUIREMENTS FOR THE THIRD AND FOURTH QUARTERS OF THIS YEAR. INTEREST INCOME INCREASED DUE TO INCREASED INVESTMENTS IN CASH EQUIVALENTS.

SIGNIFICANT PROGRESS HAS BEEN MADE IN EFFORTS TO IMPROVE PROCESSES IN MANUFACTURING, CUSTOMER SERVICES AND MARKETING. IMPLEMENTATION OF NEW SOFTWARE PROGRAMS FOR MATERIAL PLANNING AND CONTROL, MARKETING AND FINANCIAL REPORTING CONTINUES. REPLACEMENT OF OUTDATED EQUIPMENT AND TOOLING ALONG WITH THE REORGANIZATION OF PHYSICAL PLANT LAYOUTS IS NEARING COMPLETION. PLANS ARE BEING DEVELOPED FOR OPTIMUM UTILIZATION OF THE COMPANY'S FACILITIES. WITH THE EXCEPTION OF THE SOFTWARE PROGRAMS, WHICH WERE PURCHASED EARLIER THIS FISCAL YEAR, COSTS ARE NOT EXPECTED TO BE EXTENSIVE. THESE ACTIONS WILL FAVORABLY IMPACT INCREASED EFFICIENCIES, DECREASED OVERHEAD, AND RESULTANT INCREASED PROFIT MARGINS.

SEPARATE NEGOTIATION FOR JOINT AGREEMENTS OF COOPERATION BETWEEN SUNAIR AND TWO MANUFACTURERS OF COMPLEMENTARY EQUIPMENT ARE UNDERWAY. ONE WILL INVOLVE A TECHNOLOGY TRANSFER OF A UNIQUE ANTENNA SYSTEM FOR RESALE BY SUNAIR IN THE U.S. MARKET. THE SECOND AGREEMENT WILL COVER A JOINT DEVELOPMENT PROJECT RELATING TO SOFTWARE PRODUCTS AND EXPANDED MARKET VISIBILITY FOR INTERNATIONAL SALES OPPORTUNITIES. SUCH EFFORTS ENHANCE AND BROADEN THE COMPANY'S SYSTEM SOLUTIONS CAPABILITIES.

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


                                                 SUNAIR ELECTRONICS, INC.



DATE    AUGUST 10, 2001                              /S/ JAMES E. LAURENT
                                                 ------------------------------
                                                 JAMES E. LAURENT, PRINCIPAL
                                                 EXECUTIVE OFFICER



DATE   AUGUST 10, 2001                               /S/ SYNNOTT B. DURHAM
                                                 ------------------------------
                                                 SYNNOTT B. DURHAM, PRINCIPAL
                                                 ACCOUNTING OFFICER