Form 10KSB40
period 2001-09-30
SUNAIR ELECTRONICS INC
filed 2001-12-28
CIK 95366

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2001

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
Yes   X           No
   -------          -------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ X ]

Issuer's Revenues for the most recent fiscal year ended September 30, 2001 was $5,945,270.

The aggregate market value of the voting stock held by non-affiliates of the registrant approximated $3,482,069 as of December 4, 2001 based on the closing price of stock on the American Stock Exchange on said date.

Registrant's common stock - par value 10 cents, outstanding as of December 4, 2001 - 3,692,570 shares.

Documents Incorporated by Reference:
Portions of the annual shareholders' report for the years ended September 30, 2001 and September 30, 2000 and related proxy statements are incorporated by reference into Parts I and II.

Transitional Small Business Disclosure format.  Yes   X           No
                                                   -------          -------

This Annual Report on Form 10-KSB has 22 pages. The exhibit index (Item 14a) is on page 21.

                                     PART I
                                     ------


ITEM 1.  BUSINESS
-------  --------

General
-------

Sunair Electronics, Inc. is a Florida corporation organized in 1956. It is engaged in the design, manufacture and sale of high frequency single sideband communications equipment utilized for long range voice and data communications in fixed station, airborne, mobile and marine "para-military" applications.

Markets
-------

Sunair products are marketed both domestically and internationally and are primarily intended for strategic military and other governmental applications. Sales are executed direct through systems engineering companies, worldwide commercial and business airframe manufacturers or direct to the U.S. Government.

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

b. The backlog of unfilled orders of the Company as of September 30 is as follows:

                     2001                               2000
                 --------------                     -------------
                  $1,970,933                          $1,769,419

All orders at September 30, 2001 are expected to be shipped within the current fiscal year. Sunair attempts to fill most orders from its finished goods stock and thus does not look to backlog as a major indication of activity.

c. Raw materials, purchased parts and related items are available from various suppliers located throughout the country. Management believes that the items required in the manufacture of its electronic equipment are available in sufficient quantities to meet manufacturing requirements with some extended deliveries.

d. The Company maintains an engineering department which included four full-time engineers and a full-time technician in 2001. The Company also utilized the services of two contract engineers at various times throughout the year. During the fiscal years ended September 30, 2001 and 2000, Sunair expended $366,000 and $216,000 respectively, on product development and engineering.

e. The Company had 50 active full time employees at the end of the fiscal year.

f. In the opinion of the Company, its business is subject to limited seasonal variation.

g. Essentially all export sales are covered by irrevocable letters of credit or sight drafts. It is believed that over 80% of the non-US Government sales ultimately enter the export market either directly or via resale by domestic customers. For amounts of export sales by geographic area, sales to governmental agencies of the U.S. and to foreign governments for the years ended September 30, 2001 and 2000, see Note 7 to the consolidated financial statements included in Item 7 herein.

ITEM 2.  PROPERTIES
-------------------

Manufacturing, Sales and Administrative operations are conducted in Fort Lauderdale, Florida within two concrete block buildings containing approximately 67,700 sq. ft. of floor space on approximately 3.6 acres of land, all of which is owned in fee simple by the Company.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

No matters were submitted during the fourth quarter of the fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.


                                     PART II
                                     -------

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
--------------------------------------------------------------------------
MATTERS
-------

(a) The following table sets forth the high and low sale price of the Company's common stock as traded on the American Stock Exchange under the symbol SNR.

                                              2001
                                              ----
                  1st Qtr.         2nd Qtr.            3rd Qtr.        4th Qtr.
                 ------------     ------------       ------------      ---------

High                2.75             3.07                2.39            2.45
Low                 1.8125           1.87                2.00            1.80


                                              2000
                                              ----
                  1st Qtr.         2nd Qtr.            3rd Qtr.        4th Qtr.
                 ------------     ------------       ------------      ---------

High                  3.00             7.75              5.125            4.125
Low                   2.125            2.25              2.50             2.4375



(b) As of December 4, 2001, it is estimated that there were approximately 1200 shareholders of record.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
RESULT OF OPERATIONS
--------------------

Liquidity
---------

During the fiscal year ended September 30, 2001, the Company had short term investments and cash or cash equivalents more than adequate to cover known requirements, unforeseen events or uncertainties that might occur. During this twelve month period, cash and short term investments had an average balance of $1,540,000 as opposed to an average balance of $1,099,000 for the twelve months ending September 30, 2000. Short term investments are tax exempt money market funds that are readily available for immediate use should the occasion arise. It is anticipated that the Company will remain as liquid during fiscal 2002. The current ratio of the Company as of September 30, 2001 was 22.0 compared to 20.7 as of September 30, 2000. Inventories contain no obsolescence as adjustments are made as they occur. Accounts and notes receivable contain no bad debts. Non cash interim reserves are maintained to cover items such as warranty repairs in process and other charges that may be in dispute. All monetary transactions are in U.S. dollars and no letters of credit involve foreign exchange.

Capital Resources
-----------------

During the twelve months of fiscal 2001, $121,424 was spent for Capital Assets. These funds were primarily used for new manufacturing and financial software and computer hardware. No expenditures are contemplated for plant expansion or extensive maintenance. The Company has no long term debt and none is contemplated. Liabilities consist of current accounts payable, accrued expenses related to the current accounting period, and the current and long term portion of income taxes payable.

Results of Operations
---------------------

During 2001 shipments of $5,367,000 were down 27.5% or $2,037,000 from fiscal 2000. Domestic shipments of $4,521,000 for fiscal 2001 were down 8.8% or $435,000 from fiscal 2000. Export shipments for fiscal 2001 were $846,000 down 65.4% or $1,602,000 from fiscal 2000. Backlog of $1,971,000 was slightly higher at September 30, 2001 compared to $1,769,000 at September 30, 2000. Not included in this backlog are projected orders on contracts received in fiscal 1999 and 2000 in excess of $19,000,000 over a five year period. $1,000,000 in orders on these contracts were shipped in fiscal 2000 and approximately $2,000,000 were shipped in fiscal 2001. The largest deliveries against these contracts are budgeted for fiscal 2002 and beyond.

Cost of sales was higher at 81.7% of sales in fiscal 2001 as compared to 69.7% of sales in fiscal 2000. This increase is primarily due to a change in the product mix with higher percentages of direct labor and appropriate manufacturing overheads reflected in the cost of sales. With plant reorganization and increased direct labor personnel, the manufacturing overhead rates will decrease for future operations. Efforts to reduce inventory continue to be successful in fiscal 2001 with a reduction of 15.1% or $1,012,000 from fiscal 2000. Inventory to replace goods shipped in fiscal 2001 as well as meet projected requirements has been ordered.

Selling, general and administrative expenses increased $105,919 due primarily to increased Research and Development expenditures. Interest income increased slightly due to increased investments. The Company sold another 1.4 acre parcel of vacant land for a net gain of $271,777. Other income increased due to revenues realized from the disposal of scrap and increased purchase discounts.

As stated in the President's Letter to Shareholders, "Our initiative to seek stronger business relationships with major companies has reaped some results. In July of 2001 an agreement was completed with Rockwell Collins, Inc. to cooperate on interfacing the Collins HF Messenger software product for use with the Sunair RT-9000A HF Data Link Transceiver. Another agreement should be completed within the next few months with a European division of EADS, a major worldwide defense contractor, to private label two of our antenna system products. Such partnerships are fresh approaches to Sunair's global marketing strategies."

The Company continues to explore new markets and geographical areas not previously covered. An increase in marketing personnel is planned for the coming year. An experienced Director of Marketing and Sales has been recruited along with additional sales personnel. It should be noted, however, that procurement cycles continue to be extremely long.

During 1995, it was determined that continued operations of its Interest Charge-Domestic International Sales Corporationj (IC-DISC) subsidiary's election was no longer advantageous to the Company. Accordingly, the election of the subsidiary was discontinued and its retained earnings of approximately $3,200,000 were distributed to the Company. Federal tax regulations provide for the taxation of such distribution over a ten year period in equal annual increments. Utilizing the maximum tax rates, the income tax consequences of such distribution will approximate $123,000 per year. No interest is payable on this unpaid portion.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------



                       BERENFELD SPRITZER SHECHTER & SHEER
                          CERTIFIED PUBLIC ACCOUNTANTS
                        2237 N. COMMERCE PARKWAY, SUITE 3
                              WESTON, FLORIDA 33326
                  TELEPHONE (954) 370-2727o FAX (954) 370-2776

                          INDEPENDENT AUDITOR'S REPORT

To The Board of Directors and Stockholders of Sunair Electronics, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Sunair Electronics, Inc. and Subsidiary as of September 30, 2001 and 2000 and the related statements of income, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards generally accepted in the United States of America. Those standards required that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sunair Electronics, Inc. and Subsidiary as of September 30, 2001 and 2000 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles generally accepted in the United States of America.

November 8, 2001
                                           Berenfeld  Spritzer  Shechter & Sheer

                                           Certified Public Accountants

CONSOLIDATED BALANCE SHEETS


                                       ASSETS
                                                                                         September 30,
                                                                               ----------------------------------
                                                                                  2001                  2000
                                                                               -----------            -----------
CURRENT ASSETS
     Cash and cash equivalents                                                 $ 2,015,918            $   629,968
     Accounts receivable                                                         1,118,377              1,480,449
     Inventories                                                                 5,674,421              6,686,853
     Short term investments                                                         81,001                     --
     Prepaid and other current assets                                              136,139                 18,481
                                                                               -----------            -----------
         Total current assets                                                    9,025,856              8,815,751

INVESTMENTS                                                                      3,045,731              3,474,405

NOTE RECEIVABLE                                                                    302,183                289,597

PROPERTY, PLANT, AND EQUIPMENT
     Land                                                                           92,750                127,850
     Buildings and improvements                                                  1,708,003              1,701,748
     Machinery and equipment                                                     2,367,424              2,390,590
                                                                               -----------            -----------
                                                                                 4,168,177              4,220,188
     Less:  Accumulated depreciation                                             3,354,139              3,352,145
                                                                               -----------            -----------
         Total property, plant and equipment                                       814,038                868,043

TOTAL ASSETS                                                                   $13,187,808            $13,447,796
                                                                               ===========            ===========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                                         September 30,
                                                                               ----------------------------------
                                                                                  2001                  2000
                                                                               -----------            -----------
CURRENT LIABILITIES
     Accounts payable and accrued expenses                                     $   411,084            $   319,515
     Current portion of income taxes payable                                            --                105,853
                                                                               -----------            -----------
         Total current liabilities                                                 411,084                425,368

LONG-TERM PORTION OF INCOME TAXES PAYABLE                                          371,000                491,000


STOCKHOLDERS' EQUITY
     Preferred stock, no par value,
       500,000 shares authorized, none issued                                           --                     --
     Common stock, $.10 par value,  6,000,000 shares
       authorized, 3,692,570 shares issued and outstanding
       at September 30, 2001 and 2000 respectively                                 369,257                369,257
     Additional paid-in-capital                                                  2,606,899              2,606,899
     Retained earnings                                                           9,429,568              9,555,272
                                                                               -----------            -----------
         Total stockholders' equity                                             12,405,724             12,531,428

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $13,187,808            $13,447,796
                                                                               ===========            ===========


Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED INCOME STATEMENTS

                                                     Year Ended September 30,
                                                    ---------------------------

                                                        2001            2000
                                                    -----------     -----------
Sales                                               $ 5,366,795     $ 7,403,859

Cost of sales                                         4,386,045       5,159,845
                                                    -----------     -----------

Gross profit                                            980,750       2,244,014

Selling, general and administrative expenses          1,776,272       1,670,353
                                                    -----------     -----------

Income (loss) from operations                          (795,522)        573,661
                                                    -----------     -----------

Other income:
   Interest income                                      286,718         270,955
   Other income                                          19,928           6,467
   Gain on sale of land                                 271,777              --
                                                    -----------     -----------
Total other income                                      578,423         277,422
                                                    -----------     -----------

Income (loss) before (provision) benefit for
   income taxes                                        (217,099)        851,083

(Provision) benefit for income taxes                     91,395        (312,000)
                                                    -----------     -----------

Net income (loss)                                   $  (125,704)    $   539,083
                                                    ===========     ===========

Net income (loss) per common share
   (basic and diluted)                              $     (0.03)    $      0.15
                                                    ===========     ===========

Average shares outstanding                            3,692,570       3,709,958
                                                    ===========     ===========


Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                          Common Stock              Additional                           Total
                                                ------------------------------        Paid-in          Retained       Stockholders'
                                                   Shares            Amount           Capital          Earnings          Equity
                                                ------------      ------------      ------------     ------------      ------------

Balances at September 30, 1999                     3,718,070      $    371,807      $  2,606,899     $  9,096,945      $ 12,075,651
Purchase and retirement of
   common stock                                      (25,500)           (2,550)               --          (80,756)          (83,306)
September 30, 2000 net income                             --                --                --          539,083           539,083
                                                ------------      ------------      ------------     ------------      ------------
Balances at September 30, 2000                     3,692,570           369,257         2,606,899        9,555,272        12,531,428
September 30, 2001 net (loss)                             --                --                --         (125,704)         (125,704)
                                                ------------      ------------      ------------     ------------      ------------
Balances at September 30, 2001                     3,692,570      $    369,257      $  2,606,899     $  9,429,568      $ 12,405,724
                                                ============      ============      ============     ============      ============

CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                              Year Ended September 30,
                                                                        -----------------------------------
                                                                            2001                   2000
                                                                        -----------             -----------
OPERATING ACTIVITIES
   Net income (loss)                                                    $  (125,704)            $   539,083
   Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
     Depreciation                                                           140,329                 160,016
     Gain on sale of land                                                  (271,777)                     --
     (Increase) decrease in accounts receivable                             362,072                (861,658)
     Decrease in inventories                                              1,012,432               1,518,459
     (Increase) decrease in prepaid and other current assets               (117,658)                 22,154
     (Increase) in note receivable                                          (12,586)               (289,597)
     Increase (decrease) in accounts payable and
       accrued expenses                                                      91,569                (361,948)
     (Decrease) in income taxes payable                                    (225,853)                (89,227)
                                                                        -----------             -----------
   Net cash provided by operating activities                                852,824                 637,282
                                                                        -----------             -----------

INVESTING ACTIVITIES
   Purchase of property, plant, and equipment                              (121,424)                (86,160)
   Sales (purchases) of investments                                         347,673                (371,326)
   Proceeds from sale of land                                               306,877                      --
                                                                        -----------             -----------
   Net cash provided by (used in) investing activities                      533,126                (457,486)
                                                                        -----------             -----------

FINANCING ACTIVITIES
   Purchases and retirements of common stock                                     --                 (83,306)
                                                                        -----------             -----------
   Net cash (used in) financing activities                                       --                 (83,306)
                                                                        -----------             -----------

   Net increase in cash and cash equivalents                              1,385,950                  96,490
   Cash and cash equivalents at beginning of year                           629,968                 533,478
                                                                        -----------             -----------
   Cash and cash equivalents at end of year                             $ 2,015,918             $   629,968
                                                                        ===========             ===========

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION
   Cash paid during the year for interest                               $        --             $        --
                                                                        ===========             ===========
   Cash paid during the year for income taxes                           $   230,000             $   284,000
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

    Statements of cash flows
         The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents unless the investments are legally or contractually restricted for more than three months. The carrying amount of cash and cash equivalents approximates fair value because of their short-term maturities.

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

    Advertising costs
         The Company expenses advertising costs as incurred. Advertising expenses total $8,370 and $2,975 for the year ended September 30, 2001 and 2000, respectively.

    Investments
         Investments include Private Export Funding Corporation (PEFCO) notes at September 30, 2001 and PEFCO and Federal National Mortgage Association Bonds (FNMA) notes at September 30, 2000. These PEFCO notes are guaranteed by the Export-Import Bank of the United States, an agency of the United States. The Company has classified the PEFCO notes as "held-to-maturity" securities, in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Held-to-maturity securities are recorded at amortized cost. Amortization of $28,670, related to the PEFCO premium, is included in the determination of net income for each of the years ended September 30, 2001 and 2000.

         The FNMA bonds were classified as "available-for-sale", and were recorded at current market value. During the year ended September 30, 2000, no adjustment from cost to market was necessary.

    Investments (continued)

         The following schedule reflects values at September 30, 2001 and 2000:


         Name of issuer and
         Title of issue                                Principal               Cost               Market               Carrying
         --------------                                ----------           ----------           ----------           ----------
         2001
         ----
         PEFCO 7.95% secured note
         series UU due November 1, 2006                $2,900,000           $3,215,375           $3,248,000           $3,045,731
                                                       ==========           ==========           ==========           ==========

         2000
         ----
         PEFCO 7.95% secured note
         series UU due November 1, 2006                $2,900,000           $3,215,375           $3,019,625           $3,074,405

         FNMA 7.55%
         due March 7, 2007                                400,000              400,000              400,000              400,000
                                                       ----------           ----------           ----------           ----------
         Total                                         $3,300,000           $3,615,375           $3,419,625           $3,474,405
                                                       ==========           ==========           ==========           ==========

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

     Research and development
         Expenditures for research and development are charged to income as incurred and amounted to approximately $366,000 and $216,000 for the years ended September 30, 2001 and 2000, respectively.

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

     Concentration of credit risk
         The Company at various times during the year maintains cash balances in excess of federally insured limits. The uninsured balances were approximately $584,000 and $312,000 at September 30, 2001 and 2000, respectively. The Company maintains its cash with a high quality financial institution, which the Company believes limits these risks.

     Reclassification
         Certain amounts in the prior period have been reclassified to conform to the 2001 presentations.

     Recent Accounting Pronouncements
         SFAS No. 133, "Accounting For Derivative Instruments And Hedging Activities", is effective for financial statements issued for fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivatives instruments embedded in other contracts, and for hedging activities. SFAS No. 133 had no material affect on the Company's financial statements.

         SFAS No. 141, " Business Combinations", establishes accounting and reporting standards for business combinations, includes application of the purchase method and determining the cost of the acquired entity. The provision of this statement shall apply to all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method for those business combinations is prohibited. Also, the statement shall apply to all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001, or later. SFAS No. 141 had no material affect on the Company's financial statements.

         SFAS No. 142, " Goodwill and Other Intangible Assets", establishes accounting and reporting standards for acquired goodwill and other intangible assets. This statement addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for and the initial recognition in the financial statements. The provisions of this statement are required to be applied starting with fiscal years beginning after December 15, 2001. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not previously been issued. SFAS No. 142 will have no material affect on the Company's financial statements.

2.  Income taxes

         The components of the Company's income tax (provision) benefit are as follows:

         Current:                                                                          2001               2000
                                                                                       -----------        -----------
             Federal                                                                   $    84,895        $  (281,000)
             State                                                                           6,500            (31,000)
                                                                                       -----------        -----------
                                                                                       $    91,395        $  (312,000)
                                                                                       ===========        ===========

         During 1995, it was determined that continued operations of its Interest Charge-Domestic International Sales Corporation (IC-DISC) subsidiary's tax election was no longer advantageous to the Company Accordingly, the election of the subsidiary was discontinued and its retained earnings, of approximately $3,200,000 ,were distributed to the Company. Federal tax regulations provide for the taxation of such distribution over a ten year period in equal annual increments Utilizing the maximum tax rates, the income tax consequence of such distribution will approximate $123,000 per year. No interest is payable on this unpaid portion

         The total (provision) benefit for 2001 and 2000 are more than amounts computed by applying the 34% statutory rates to income before income taxes for the following reasons:

         Current:                                                                          2001               2000
                                                                                       -----------        -----------
         Income (tax) benefit at the statutory rates                                   $    73,813        $  (289,728)
         State income (tax) benefit net of federal (tax) benefit                             4,300            (16,900)
         Other                                                                              13,282             (5,372)
                                                                                       -----------        -----------
                                                                                       $    91,395        $  (312,000)
                                                                                       ===========        ===========

         Prepaid and other current assets include approximately $105,000 in income taxes at September 30, 2001, which is being applied to 2002

3.  Inventories


         Inventories consist of the following at September 30, 2001 and 2000:

         Current:                                                                          2001               2000
                                                                                       -----------        -----------
                  Materials                                                            $ 1,848,096        $ 1,955,711
                  Work in Process                                                        3,475,703          4,026,102
                  Finished goods                                                           350,622            705,040
                                                                                       -----------        -----------
                                                                                       $ 5,674,421        $ 6,686,853
                                                                                       ===========        ===========

4.  Note Receivable

         As partial payment for goods and services delivered, a foreign government agency has issued a note to one of the Company's customers. The note matures on April 15, 2007. The customer has assigned an interest therein to the Company, valued at approximately $302,000 and $290,000 at September 30, 2001 and 2000, respectively. Interest thereon is paid semi-annually at the rate of 9%. Interest receivable of $13,130 and $9,580, is included in accounts receivable at September 30, 2001 and 2000, respectively.


5.  Common stock

         During the year ended September 30, 2000, the Company purchased 25,500 shares of its common stock at an average price of $3.27.

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

         During the fiscal year ended September 30, 2001, options to purchase 225,000 shares at $2.25 per share were issued to key employees of the Company. Options for 76,500 shares are exercisable beginning in the second year of the option period and 74,250 shares in each of the third and fourth years. The options granted shall be exercisable up to and including five years from the date of grant. No options are currently exercisable.

6.  Employee benefits

         The Company has a profit sharing and 401(k) Plan. Under the Plan, eligible employees may contribute up to 15% of their annual compensation. The Company may contribute to the Plan at the discretion of the Board of Directors. During the years ended September 30, 2001 and 2000, the Company contributed $16,000 and $0, respectively.

7.  Segment information

         The Company operates in a single industry, its principal products being communications equipment.

         Sales by geographic area, and to U.S. and foreign governmental agencies were as follows:

                                                                      Year Ended September 30,
                                                                     -------------------------
                                                                         2001          2000
                                                                     ----------     ----------
          Geographic area:
            United States                                            $4,521,113     $4,930,073
            Turkey                                                      304,360             --
            Malaysia                                                    172,531             --
            Australia                                                    89,726             --
            Egypt                                                            --      1,955,646
            Other                                                       279,065        518,140
                                                                     ----------     ----------
                                                                     $5,366,795     $7,403,859
                                                                     ==========     ==========

          Sales to U.S. governmental agencies                        $3,145,438     $1,668,073
                                                                     ==========     ==========

          Direct sales to foreign governmental agencies              $  181,122     $2,116,015
                                                                     ==========     ==========


8.  Other Matters

         On September 28, 2001, the Company sold approximately 1.4 acres of vacant land, and recognized a gain of $271,777.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

NONE

                                    PART III
                                    --------

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------


                                                                       Family
Name                          Age        Position Held              Relationship
-------------------------    -------     -----------------------    ------------

James E. Laurent               65        Vice President/ Marketing       None
                                         Since 1988
                                         President, Chief
                                         Executive Officer
                                         and Director
                                         Since 2000

Henry A. Budde                 49        Chief Engineer                  None
                                         Since 1994
                                         Vice President
                                         /Operations
                                         Since 2000

Synnott B. Durham              60        Cost Manager                    None
                                         Since 1979
                                         Treasurer, Chief
                                         Financial Officer
                                         Since 1994

Shirley Uricho                 68        Assistant                       None
                                         Secretary
                                         Since 1959
                                         Secretary
                                         Since 1992
                                         Director
                                         Since 2001

Earl M. Anderson, Jr.          76        Director                        None
                                         Since 1969

George F. Arata, Jr.           72        Director                        None
                                         Since 1995


Note - All directors' terms are for one year and until their successors are duly elected and qualified.

ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

The following information is given on an accrual basis for the year ending September 30, 2001 with respect to each director of the corporation whose aggregate salary and fees paid by the Corporation and its subsidiaries were more than $100,000 and each of the five highest paid officers of the Corporation whose aggregate direct remuneration exceeded that amount and all officers and directors of the Corporation as a group.

                                                                    Cash and Cash Equivalent
                                                                      Forms of Remuneration

                                                      Salaries, Fees,                Securities or Property
                    Capacity                          Director's Fees,               Insurance Benefits or
                    In Which                          Commissions and                Reimbursements, Personal
Name                Served                            Bonuses                        Benefits
-------------       -------------------------         ------------------             ------------------------
James E.               President                             $125,000                              --
Laurent                and Chief
                       Executive Officer

                       All Officers                          $369,750                               --
                       and Directors
                       (6 Persons
                       including the 1
                       named above)

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

         The following information is given with respect to any person who to the knowledge of the Corporation owns beneficially more than 5% of the Common Stock of the Corporation outstanding on the most recent record date, and with respect to ownership of such securities by the Corporation's officers and directors.

         Based solely upon a review of information furnished to the registrant during the most recent fiscal year, including written representations, no director, officer or beneficial owner of more than 10% of the company's common stock failed to file on a timely basis reports required by Section 16(A) of the Exchange Act during fiscal year 2001.


Name of                          Number of Shares              Percent of
Beneficial Owner               Beneficially Owned (1)     Outstanding Shares (2)
----------------              ----------------------      ----------------------

Shirley Uricho                       1,994,000*                   54.00%
Corporate Secretary

University of Florida                  278,900*                   7.55%
Foundation, Inc.

All Other                                2,281*                     **
Officers and Directors

All Officers and Directors           1,996,281*                   54.06%
as a group (6 persons)



* Held by the Foundation as Trustee of a Charitable Remainder Unitrust of which Shirley Uricho is the income beneficiary.

**   Less than 1%.

(1) Unless otherwise noted, all persons have sole voting and investment power with respect to shares owned by them.

(2)  Based upon 3,692,570 shares outstanding at December 4, 2001.


The Corporation has 500,000 authorized shares of preferred stock, no par value; none have been issued. The only stock outstanding is 10 cents par value Common Stock.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

Not Applicable


ITEM 13.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

(a) 1.   Financial Statements filed as a part of the Form 10-KSB
         Consolidated Balance Sheets as of
         September 30, 2001 and 2000                                Page 8

         Statements of Consolidated Income for each of the
         two years in the period ended September 30, 2001           Page 9

         Statements of stockholders' equity for each of the
         two years in the period ended September 30, 2001           Page 10

         Consolidated Statements of Cash Flows for each
         of the two years in the period ended September
         30, 2001                                                   Page 11

         Notes to Consolidated Financial Statements                 Pages 12-16

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


(b)      Reports on Form 8-K

         A Form 8-K was issued in August 2001 to report effective July 1, 2001, Puritz & Weintraub, LLB, the Company's independent auditors, had merged with the Miami accounting firm of Berenfeld, Spritzer, Shechter & Sheer, Certified Public Accountants. The resulting firm of Berenfeld, Spritzer, Shechter & Sheer, Certified Public Accountants, will continue as the Company's independent auditors.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



SUNAIR ELECTRONICS, INC.                               Date  December 4, 2001
                                                       ----------------------


By  /S/ James E. Laurent
    --------------------------
    James E. Laurent
    Director, President
    and Principal
    Executive Officer

By  /S/ Synnott B. Durham
    ----------------------------
    Synnott B. Durham
    Treasurer and Principal
    Accounting Officer



By  /S/ Shirley Uricho
    ----------------------
    Shirley Uricho
    Director, Secretary


By  /S/ Earl M. Anderson, Jr.
    ------------------------------
    Earl M. Anderson, Jr.
    Director


By  /S/ Georga F. Arata, Jr.
    -----------------------------
    George F. Arata, Jr.
    Director