Form 10QSB
period 2001-12-31
SUNAIR ELECTRONICS INC
filed 2002-02-14
CIK 95366

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D.C. 20549


                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission file number I-4334

                            SUNAIR ELECTRONICS, INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


          FLORIDA                                                59-0780772
-------------------------------                               ----------------
(STATE OR OTHER JURISDICTION OF                               (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                               IDENTIFICATION NO.)


3101 SW THIRD AVE., FT. LAUDERDALE, FLA.                            33315
----------------------------------------                          ---------
(ADDRESS OR PRINCIPAL EXECUTIVE OFFICE)                           (ZIP CODE)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE       (954) 525-1505
                                                   ---------------------------

                                      NONE
-------------------------------------------------------------------------------
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                         IF CHANGED SINCE LAST REPORT)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No
    ----   -----

Registrant's common stock - par value 10 cents, outstanding as of December 31, 2001 - 3,692,570 shares.

Transitional Small Business Disclosure format.  Yes  X   No
                                                    ----   ----

                     SUNAIR ELECTRONICS, INC. AND SUBSIDIARY

                                      INDEX
                                      -----
                                                                      PAGE NO.
                                                                      --------
PART I.        FINANCIAL INFORMATION:

      CONSOLIDATED CONDENSED BALANCE SHEETS - -
               DECEMBER 31, 2001 AND SEPTEMBER 30, 2001                   3

      CONSOLIDATED CONDENSED STATEMENTS OF INCOME - -
               THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000              4

      CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS -
               THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000              5

      NOTES TO CONSOLIDATED CONDENSED FINANCIAL
               STATEMENTS                                                6-8

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
               CONSOLIDATED CONDENSED STATEMENTS                        9-10

PART II.       OTHER INFORMATION                                         11

                          PART I. FINANCIAL INFORMATION

                     SUNAIR ELECTRONICS, INC. AND SUBSIDIARY
                CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)



ASSETS                                                   12/31/01      9/30/01
------                                                 -----------   -----------

CURRENT ASSETS:
--------------
      CASH AND CASH EQUIVALENTS                        $ 1,261,739   $ 2,015,918
      ACCOUNTS RECEIVABLE                                1,987,589     1,118,377
      INVENTORIES                                        5,576,036     5,674,421
      SHORT TERM INVESTMENTS                                81,001        81,001
      PREPAID EXPENSES AND OTHER
         CURRENT ASSETS                                     47,535       136,139
                                                       -----------   -----------

             TOTAL CURRENT ASSETS                        8,953,900     9,025,856
                                                       -----------   -----------

INVESTMENTS                                              3,038,563     3,045,731
-----------

NOTE RECEIVABLE                                            302,183       302,183
-----------

PROPERTY, PLANT AND EQUIPMENT-NET                          835,793       814,038
---------------------------------

TOTAL ASSETS                                           $13,130,439   $13,187,808
=============                                          ===========   ===========

LIABILITIES & SHAREHOLDERS' EQUITY
----------------------------------

CURRENT LIABILITIES:
-------------------

      ACCOUNTS PAYABLE AND ACCRUED EXPENSES            $   183,968   $   411,084
                                                       -----------   -----------

           TOTAL CURRENT LIABILITIES                       183,968       411,084
                                                       -----------   -----------

LONG-TERM LIABILITIES:
----------------------

      LONG-TERM PORTION OF INCOME TAXES PAYABLE            371,000       371,000
                                                       -----------   -----------

STOCKHOLDERS' EQUITY
--------------------

      PREFERRED STOCK, NO PAR VALUE,
           500,000 SHARES AUTHORIZED,
           NO SHARES ISSUED                                      0             0
      COMMON STOCK, $.10 PAR VALUE,
           6,000,000 SHARES AUTHORIZED,
           3,692,570 SHARES ISSUED
           AND OUTSTANDING                                 369,257       369,257
      ADDITIONAL PAID-IN-CAPITAL                         2,606,899     2,606,899
      RETAINED EARNINGS                                  9,599,315     9,429,568
                                                       -----------   -----------
                                                        12,575,471    12,405,724

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY               $13,130,439   $13,187,808
=========================================              ===========   ===========

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                         THREE MONTHS ENDED
                                                         ------------------
                                                      12/31/01        12/31/00
                                                    -----------     -----------

SALES                                               $ 1,847,750     $ 1,369,356
COST OF SALES                                         1,203,534       1,058,780
                                                    -----------     -----------

GROSS PROFIT                                            644,216         310,576
SELLING, GENERAL & ADMINISTRATIVE EXPENSES              455,922         353,256
                                                    -----------     -----------

OPERATING INCOME (LOSS)                                 188,294         (42,680)
OTHER INCOME:
      INTEREST INCOME                                    62,092          76,974
      OTHER, NET                                          4,373           5,452
                                                    -----------     -----------

INCOME BEFORE (PROVISION)
  FOR INCOME TAXES                                      254,759          39,746

(PROVISION) FOR
  INCOME TAXES                                          (85,000)        (16,500)
                                                    -----------     -----------


NET INCOME                                          $   169,759     $    23,246
                                                    ===========     ===========

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                    3,692,570       3,692,570
NET INCOME PER SHARE (BASIC AND DILUTED)            $      0.05     $      0.01
                                                    ===========     ===========

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)



                                                          THREE MONTHS ENDED
                                                          ------------------
                                                       12/31/01       12/31/00
                                                     -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME                                           $   169,759    $    23,246
ADJUSTMENTS TO RECONCILE NET INCOME TO
 NET CASH PROVIDED BY OPERATING ACTIVITIES
      DEPRECIATION AND AMORTIZATION                       34,049         34,573
      CHANGES IN OPERATING ACTIVITIES:
        (INCR) DECR IN ACCOUNTS RECEIVABLE              (869,212)       368,475
        DECR IN INVENTORY                                 98,385        247,239
        (INCR) DECR IN OTHER ASSETS                       88,604        (54,771)
        (DECR) IN ACCOUNTS PAYABLE AND
                  ACCRUED EXPENSES                      (227,116)      (117,369)
        INCR (DECR) IN INCOME TAX PAYABLE                      0        (97,500)
                                                     -----------    -----------

NET CASH PROVIDED (USED) BY
OPERATING ACTIVITIES                                    (705,531)       403,893
                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
PURCHASE OF PROPERTY, PLANT & EQUIPMENT                  (55,816)       (12,488)
SALE OF INVESTMENTS - NET                                      0        407,168
                                                     -----------    -----------

NET CASH PROVIDED BY (USED IN) INVESTING
        ACTIVITIES                                         7,168        394,680
                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:                          0              0
                                                     -----------    -----------

NET INCREASE (DECREASE) IN CASH                         (754,179)       798,573
CASH AT BEGINNING OF PERIOD                            2,015,918        629,968
                                                     -----------    -----------

CASH AT END OF PERIOD                                $ 1,261,739    $ 1,428,541
                                                     ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
     CASH PAID DURING THE PERIOD FOR INTEREST        $         0    $         0
                                                     ===========    ===========

     CASH PAID DURING THE PERIOD FOR INCOME
        TAXES                                        $         0    $   110,000
                                                     ===========    ===========

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         THE ACCOMPANYING UNAUDITED FINANCIAL STATEMENTS HAVE BEEN PREPARED IN ACCORDANCE WITH THE INSTRUCTIONS TO FORM 10-QSB AND DO NOT INCLUDE ALL OF THE INFORMATION AND FOOTNOTES REQUIRED BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR COMPLETE FINANCIAL STATEMENTS. IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS (CONSISTING OF NORMAL RECURRING ACCRUALS) CONSIDERED NECESSARY FOR A FAIR PRESENTATION HAVE BEEN INCLUDED. OPERATING RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 2001 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS THAT MAY BE EXPECTED FOR THE FISCAL YEAR ENDING SEPTEMBER 30,2002. FOR FURTHER INFORMATION REFER TO THE CONSOLIDATED FINANCIAL STATEMENTS AND FOOTNOTES THERETO INCLUDED IN THE COMPANY'S ANNUAL REPORT IN FORM 10-KSB FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001.

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

(C)      RESEARCH AND DEVELOPMENT COSTS-
         ALL RESEARCH AND DEVELOPMENT COSTS ARE CHARGED TO EXPENSE AS INCURRED.

(D)      EARNINGS PER COMMON SHARE-
         EARNINGS PER COMMON SHARE ARE COMPUTED BASED ON WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING DURING EACH PERIOD.

(E)      INVENTORIES-
         INVENTORIES CONSIST OF THE FOLLOWING:
                                                  12/31/01              9/30/01
                                                 ----------           ----------
                  RAW MATERIALS                  $2,202,500           $1,848,096
                  WORK IN PROCESS                 3,006,532            3,475,703
                  FINISHED GOODS                    367,004              350,622
                                                 ----------           ----------
                                                 $5,576,036           $5,674,421

(F)      INVESTMENTS-
         INVESTMENTS INCLUDE PRIVATE EXPORT FUNDING CORPORATION (PEFCO) NOTES. THESE NOTES ARE GUARANTEED BY THE EXPORT-IMPORT BANK OF THE UNITED STATES, AN AGENCY OF THE UNITED STATES. THE COMPANY HAS CLASSIFIED THESE SECURITIES AS "HELD-TO-MATURITY" SECURITIES, IN ACCORDANCE WITH STATEMENT OF FINANCIAL ACCOUNTING STANDARDS (SFAS) NO. 115, "ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES". HELD-TO-MATURITY SECURITIES ARE RECORDED AT AMORTIZED COST. AMORTIZATION OF RELATED DISCOUNTS OR PREMIUMS IS INCLUDED IN THE DETERMINATION OF NET INCOME.

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

6.       RECENT ACCOUNTING PRONOUNCEMENTS

         SFAS NO. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES", IS EFFECTIVE FOR FINANCIAL STATEMENTS ISSUED FOR FISCAL YEARS BEGINNING AFTER JUNE 15, 2000. SFAS NO. 133 ESTABLISHES ACCOUNTING AND REPORTING STANDARDS FOR DERIVATIVE INSTRUMENTS, INCLUDING CERTAIN DERIVATIVE INSTRUMENTS EMBEDDED IN OTHER CONTRACTS, AND FOR HEDGING ACTIVITIES. SFAS NO. 133 HAD NO MATERIAL AFFECT ON THE COMPANY'S FINANCIAL STATEMENTS.

         SFAS NO. 141, "BUSINESS COMBINATIONS" ESTABLISHES ACCOUNTING AND REPORTING STANDARDS FOR BUSINESS COMBINATIONS, INCLUDES APPLICATION OF THE PURCHASE METHOD AND DETERMINING THE COST OF THE ACQUIRED ENTITY. THE PROVISION OF THIS STATEMENT SHALL APPLY TO ALL BUSINESS COMBINATIONS INITIATED AFTER JUNE 30, 2001. USE OF THE POOLING-OF-INTERESTS METHOD FOR THOSE BUSINESS COMBINATIONS IS PROHIBITED. ALSO, THE STATEMENT SHALL APPLY TO ALL BUSINESS COMBINATIONS ACCOUNTED FOR BY THE PURCHASE METHOD FOR WHICH THE DATE OF ACQUISITION IS JULY 1, 2001, OR LATER. SFAS NO. 141 HAD NO MATERIAL AFFECT ON THE COMPANY'S FINANCIAL STATEMENTS.

         SFAS NO. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS", ESTABLISHES ACCOUNTING AND REPORTING STANDARDS FOR ACQUIRED GOODWILL AND OTHER INTANGIBLE ASSETS. THIS STATEMENT ADDRESSES HOW INTANGIBLE ASSETS THAT ARE ACQUIRED INDIVIDUALLY OR WITH A GROUP OF OTHER ASSETS SHOULD BE ACCOUNTED FOR AND THE INITIAL RECOGNITION IN THE FINANCIAL STATEMENTS. THE PROVISIONS OF THIS STATEMENT ARE

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

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

LIQUIDITY:
----------


DURING THE FIRST THREE MONTHS OF THE CURRENT FISCAL YEAR ENDING DECEMBER 31, 2001, THE COMPANY MAINTAINED CASH AND SHORT TERM INVESTMENTS MORE THAN ADEQUATE TO COVER KNOWN REQUIREMENTS, UNFORESEEN EVENTS OR UNCERTAINTIES THAT MIGHT OCCUR. DURING THE THREE MONTH PERIOD, CASH AND SHORT TERM INVESTMENTS MAINTAINED AN AVERAGE BALANCE OF $1,402,000, COMPARED TO AN AVERAGE BALANCE OF $1,540,000 FOR THE TWELVE MONTHS ENDED SEPTEMBER 30,2001. SHORT TERM INVESTMENTS ARE TAX EXEMPT MONEY MARKET FUNDS THAT ARE READILY AVAILABLE FOR IMMEDIATE USE SHOULD THE OCCASION ARISE. IT IS ANTICIPATED THAT THE COMPANY WILL REMAIN AS LIQUID DURING THE REST OF FISCAL 2002. INVENTORIES CONTAIN NO OBSOLESCENCE AS ADJUSTMENTS ARE MADE AS THEY OCCUR. ACCOUNTS AND NOTES RECEIVABLE CONTAIN NO BAD DEBTS. INTERIM RESERVES ARE MAINTAINED TO COVER CANCELLATION CHARGES UNPAID AND ANY FREIGHT CHARGE DISPUTES. ALL MONETARY TRANSACTIONS ARE IN U.S. DOLLARS AND NO LETTERS OF CREDIT INVOLVE FOREIGN EXCHANGE.

CAPITAL RESOURCES:
------------------

DURING THE FIRST THREE MONTHS OF THE CURRENT FISCAL YEAR, THE COMPANY EXPENDED $55,816 FOR CAPITAL ASSETS. NO EXPENDITURES ARE CONTEMPLATED FOR PLANT EXPANSION OR EXTENSIVE MAINTENANCE. THE COMPANY HAS NO LONG TERM DEBT AND NONE IS CONTEMPLATED. LIABILITIES CONSIST OF CURRENT ACCOUNTS PAYABLE AND EXPENSES RELATED TO THE CURRENT ACCOUNTING PERIOD.

RESULTS OF OPERATIONS:
----------------------

DURING THE FIRST QUARTER OF THE CURRENT FISCAL YEAR ENDED DECEMBER 31, 2001, SHIPMENTS WERE $1,847,750, UP FROM SHIPMENTS OF $1,369,356 OR 34.9% FOR THE SAME QUARTER ONE YEAR AGO. EXPORT SHIPMENTS FOR THE THREE MONTHS ENDED DECEMBER 31, 2001 WERE $1,007,631 OR 54.5% OF TOTAL SALES, UP $558,820 OR 124.5% FROM THE
SAME PERIOD ONE YEAR AGO. DOMESTIC SHIPMENTS FOR THE FIRST THREE MONTHS OF THE CURRENT FISCAL YEAR WERE $840,119, COMPARABLE TO SHIPMENTS FOR THE SAME PERIOD ONE YEAR AGO OF $920,545, DOWN $80,426 OR 8.7%.

SHIPMENTS FOR THE FIRST THREE MONTHS ARE HIGHER THAN SHIPMENTS FOR THE SAME PERIOD ONE YEAR AGO DUE TO AN $810,000 U.S. GOVERNMENT FOREIGN MILITARY FUNDED
(FMF) DELIVERY WHICH REQUIRED A ONE LOT INSPECTION AND A SINGLE SHIPMENT. BACKLOG AT DECEMBER 31, 2001 WAS $766,000 AS COMPARED TO $1,015,000 FOR THE SAME PERIOD A YEAR AGO. NOT INCLUDED IN THIS BACKLOG IS A $600,000 SYSTEMS ORDER, RECEIVED FROM A MAJOR DEFENSE CONTRACTOR, PENDING A DESIGN REVIEW SCHEDULED FOR THE SECOND QUARTER TO DEFINITIZE SYSTEM SPECIFICATIONS. ALSO NOT INCLUDED ARE PROJECTED ORDERS ON CONTRACTS RECEIVED IN FISCAL 1999 AND 2000 IN EXCESS OF $19,000,000 OVER A FIVE YEAR PERIOD. $1,000,000 IN ORDERS ON THESE CONTRACTS WAS SHIPPED IN FISCAL 2000 AND $2,000,000 WAS SHIPPED IN FISCAL 2001. THE LARGEST DELIVERIES AGAINST THESE CONTRACTS ARE BUDGETED FOR FISCAL 2002 AND BEYOND.

---------------------

COST OF SALES WAS LOWER AT 65.1% OF SALES IN THE FIRST QUARTER OF FISCAL 2002 AS COMPARED TO 77.3% OF SALES IN THE SAME PERIOD ONE YEAR AGO DUE PRIMARILY TO REDUCED MANUFACTURING OVERHEADS. MANAGEMENT CONTINUES TO FOCUS ON IMPROVED OPERATIONS AND MANUFACTURING PROCESSES FOR IMPROVED EFFICIENCIES AND REDUCED OVERHEADS. EMPHASIS WILL CONTINUE TO BE PLACED ON REDUCTION OF INVENTORY LEVELS.

INVENTORY AT DECEMBER 31, 2001 WAS $98,385 LOWER THAN SEPTEMBER 30, 2001 DUE TO CONTINUED EFFORTS AT INVENTORY REDUCTION. HOWEVER, DUE TO EXTENDED PROCUREMENT AND BUILD TIMES, SUFFICIENT LEVELS MUST BE MAINTAINED TO MEET CONTRACTUAL OBLIGATIONS AS WELL AS FORECASTED CUSTOMER REQUIREMENTS. DUE TO AN INCREASED NUMBER OF PRODUCT CONFIGURATIONS, IT IS NECESSARY TO CARRY A QUANTITY OF MANY DIFFERENT MODELS IN FINISHED GOODS, AND WORK-IN-PROCESS, FOR FAST TURN AROUND REQUIREMENTS WHEN DELIVERY ORDERS ARE RECEIVED.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES OF $455,922 INCREASED $102,666 FROM THE SAME PERIOD ONE YEAR AGO DUE PRIMARILY TO INCREASED RECRUITING AND SALARY EXPENSES IN THE SALES AND MARKETING AREA. THE ADDITION OF A NEW DIRECTOR OF SALES AND MARKETING AS WELL AS INCREASED SALES STAFF OCCURRED IN THE FIRST QUARTER. SLIGHT INCREASES IN THE DIRECT LABOR FORCE CONTINUE IN ORDER TO REACH SUFFICIENT FINISHED GOODS LEVELS TO MEET HIGH PROBABILITY FORECASTS.

PROGRESS CONTINUES IN THE REORGANIZATION AND OPTIMUM USAGE OF COMPANY RESOURCES. EMPHASIS BY THE NEW SALES AND MARKETING TEAM IS DIRECTED TOWARD DEVELOPMENT OF NEW INTERNATIONAL MARKETS IN SELECTED COUNTRIES. TOWARD THIS END, PLANS ARE IN PLACE FOR TRIPS IN THE NEXT QUARTER TO THE PACIFIC RIM, NORTH AFRICA, EUROPE AND ITS NATO COMMUNITIES TO IDENTIFY AND EXPLOIT NEW AND EXISTING MARKETS.

                            PART II OTHER INFORMATION


5.     OTHER INFORMATION

       NONE

6.     EXHIBITS AND REPORTS ON FORM 8-K

       NONE

                                   SIGNATURES
                                   ----------


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE ACT OF
1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                                SUNAIR ELECTRONICS, INC.



DATE     FEBRUARY 12, 2002                      /S/ JAMES E. LAURENT
    --------------------------                  -----------------------------
                                                 JAMES E. LAURENT, PRINCIPAL
                                                 EXECUTIVE OFFICER


DATE     FEBRUARY 12, 2002                      /S/ SYNNOTT B. DURHAM
    -------------------------                   -----------------------------
                                                 SYNNOTT B. DURHAM, PRINCIPAL
                                                 ACCOUNTING OFFICER