Form 10QSB
period 2002-03-31
SUNAIR ELECTRONICS INC
filed 2002-05-15
CIK 95366

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                          Commission file number I-4334

                            SUNAIR ELECTRONICS, INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


        FLORIDA                                        59-0780772
--------------------------------           -------------------------------------
(STATE OR OTHER JURISDICTION OF
INCORPORATION OR ORGANIZATION)              (I.R.S. EMPLOYER IDENTIFICATION NO.)


   3005 SW THIRD AVE., FT. LAUDERDALE, FL                            33315
------------------------------------------                        ----------
 (ADDRESS OR PRINCIPAL EXECUTIVE OFFICE)                          (ZIP CODE)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE              (954) 525-1505
                                                                ---------------

            FORMER ADDRESS: 3101 SW THIRD AVE., FT. LAUDERDALE, FLA.
--------------------------------------------------------------------------------
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
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

Registrant's common stock - par value 10 cents, outstanding as of March 31, 2002
- 3,692,570 shares.

Transitional Small Business Disclosure format.  Yes  X   No
                                                    ---     ---

                     SUNAIR ELECTRONICS, INC. AND SUBSIDIARY

                                      INDEX
                                      *****
                                                                        PAGE NO.
                                                                        ********
PART I.        FINANCIAL INFORMATION:

      CONSOLIDATED CONDENSED BALANCE SHEETS - -
               MARCH 31, 2002 AND SEPTEMBER 30, 2001                       3

      CONSOLIDATED CONDENSED STATEMENTS OF INCOME - -
               SIX MONTHS ENDED MARCH 31, 2002 AND 2001                    4

      CONSOLIDATED CONDENSED STATEMENTS OF INCOME - -
               THREE MONTHS ENDED MARCH 31, 2002 AND 2001                  5

      CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS -
               SIX MONTHS ENDED MARCH 31, 2002 AND 2001                    6

      NOTES TO CONSOLIDATED CONDENSED FINANCIAL
               STATEMENTS                                                 7-9

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
               CONSOLIDATED CONDENSED STATEMENTS                         10-11

PART II.       OTHER INFORMATION                                          12

                          PART I. FINANCIAL INFORMATION

                     SUNAIR ELECTRONICS, INC. AND SUBSIDIARY
                CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)


ASSETS                                                   3/31/02       9/30/01
------                                                 -----------   -----------

CURRENT ASSETS:
---------------
      CASH AND CASH EQUIVALENTS                        $ 1,976,349   $ 2,015,918
      ACCOUNTS RECEIVABLE                                  848,341     1,118,377
      INVENTORIES                                        5,957,250     5,674,421
      SHORT TERM INVESTMENTS                               580,106        81,001
      PREPAID EXPENSES AND OTHER
         CURRENT ASSETS                                     46,144       136,139
                                                       -----------   -----------

             TOTAL CURRENT ASSETS                        9,408,190     9,025,856
                                                       -----------   -----------

INVESTMENTS                                              3,031,394     3,045,731
-----------

NOTE RECEIVABLE                                            302,183       302,183
---------------

PROPERTY, PLANT AND EQUIPMENT-NET                          814,020       814,038
---------------------------------

TOTAL ASSETS                                           $13,555,787   $13,187,808
============                                           ===========   ===========

LIABILITIES & SHAREHOLDERS' EQUITY
----------------------------------

CURRENT LIABILITIES:
--------------------
      ACCOUNTS PAYABLE AND ACCRUED EXPENSES            $   534,983   $   411,084
                                                       -----------   -----------

           TOTAL CURRENT LIABILITIES                       534,983       411,084
                                                       -----------   -----------

LONG-TERM LIABILITIES:
----------------------
      LONG-TERM PORTION OF INCOME TAXES PAYABLE            371,000       371,000
                                                       -----------   -----------

STOCKHOLDERS' EQUITY
--------------------
      PREFERRED STOCK, NO PAR VALUE,
           500,000 SHARES AUTHORIZED,
           NO SHARES ISSUED                                      0             0
      COMMON STOCK, $.10 PAR VALUE,
           6,000,000 SHARES AUTHORIZED,
           3,692,570 SHARES ISSUED
           AND OUTSTANDING                                 369,257       369,257
      ADDITIONAL PAID-IN-CAPITAL                         2,606,899     2,606,899
      RETAINED EARNINGS                                  9,673,648     9,429,568
                                                       -----------   -----------
                                                        12,649,804    12,405,724

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY               $13,555,787   $13,187,808
========================================               ===========   ===========

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                          SIX MONTHS ENDED
                                                          ----------------
                                                      3/31/02         3/31/01
                                                    -----------     -----------

SALES                                               $ 2,884,580     $ 2,539,604
COST OF SALES                                         1,737,746       1,993,887
                                                    -----------     -----------

GROSS PROFIT                                          1,146,834         545,717
SELLING, GENERAL & ADMINISTRATIVE EXPENSES              893,087         739,195
                                                    -----------     -----------

OPERATING INCOME (LOSS)                                 253,747        (193,478)
OTHER INCOME:
  INTEREST INCOME                                       124,631         148,364
  OTHER, NET                                              2,502            (363)
                                                    -----------     -----------

INCOME (LOSS) BEFORE (PROVISION)
  BENEFIT FOR INCOME TAXES                              380,880         (45,477)

(PROVISION) BENEFIT FOR
  INCOME TAXES                                         (136,800)         13,800
                                                    -----------     -----------


NET INCOME (LOSS)                                   $   244,080     $   (31,677)
                                                    ===========     ===========

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                  3,692,570       3,692,570

NET INCOME PER SHARE (BASIC AND DILUTED)            $      0.07     $     (0.01)
                                                    ===========     ===========

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                        THREE MONTHS ENDED
                                                        ------------------
                                                      3/31/02         3/31/01
                                                    -----------     -----------

SALES                                               $ 1,036,830     $ 1,170,248
COST OF SALES                                           534,212         935,107
                                                    -----------     -----------

GROSS PROFIT                                            502,618         235,141
SELLING, GENERAL & ADMINISTRATIVE EXPENSES              437,165         385,939
                                                    -----------     -----------

OPERATING INCOME (LOSS)                                  65,453        (150,798)
OTHER INCOME:
  INTEREST INCOME                                        62,539          71,390
  OTHER, NET                                             (1,871)         (5,815)
                                                    -----------     -----------

INCOME (LOSS) BEFORE (PROVISION)
  BENEFIT FOR INCOME TAXES                              126,121         (85,223)

(PROVISION) BENEFIT FOR
  INCOME TAXES                                          (51,800)         30,300
                                                    -----------     -----------


NET INCOME (LOSS)                                   $    74,321     $   (54,923)
                                                    ===========     ===========

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                  3,692,570       3,692,570

NET INCOME PER SHARE (BASIC AND DILUTED)            $      0.02     $     (0.02)
                                                    ===========     ===========

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                         SIX MONTHS ENDED
                                                         ----------------
                                                       3/31/02        3/31/01
                                                    -----------     -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)                                   $   244,080     $   (31,688)
ADJUSTMENTS TO RECONCILE NET INCOME TO
 NET CASH PROVIDED BY OPERATING ACTIVITIES
      DEPRECIATION AND AMORTIZATION                      68,123          69,146
      CHANGES IN OPERATING ACTIVITIES:
        DECR IN ACCOUNTS RECEIVABLE                     270,036         464,976
        (INCR) DECR IN INVENTORY                       (282,829)        402,439
        (INCR) DECR IN OTHER ASSETS                      89,995         (30,404)
        (DECR) IN ACCOUNTS PAYABLE AND
                  ACCRUED EXPENSES                      (12,901)        (81,577)
        (INCR) IN NOTE RECEIVABLE                             0          (1,335)
        (DECR) INCR IN ACCRUED INCOME TAX               136,800        (105,853)
                                                    -----------     -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES               513,304         685,704
                                                    -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
(PURCHASE) OF PROPERTY, PLANT & EQUIPMENT               (68,105)       (120,569)
SALE (PURCHASES) OF INVESTMENTS - NET                  (484,768)        399,337
                                                    -----------     -----------

NET CASH PROVIDED BY INVESTING ACTIVITIES              (552,873)        278,768
                                                    -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:                         0               0
                                                    -----------     -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS               (39,569)        964,472
CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                            2,015,918         629,968
                                                    -----------     -----------

CASH AND CASH EQUIVALENTS AT END
 OF PERIOD                                          $ 1,976,349     $ 1,594,440
                                                    ===========     ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
 CASH PAID DURING THE PERIOD FOR INTEREST           $         0     $         0
                                                    ===========     ===========
 CASH PAID DURING THE PERIOD FOR INCOME
  TAXES                                             $         0     $   110,000
                                                    ===========     ===========

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

       1.      BASIS OF PRESENTATION

               THE ACCOMPANYING UNAUDITED FINANCIAL STATEMENTS HAVE BEEN PREPARED IN ACCORDANCE WITH THE INSTRUCTIONS TO FORM 10-QSB AND DO NOT INCLUDE ALL OF THE INFORMATION AND FOOTNOTES REQUIRED BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR COMPLETE FINANCIAL STATEMENTS. IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS (CONSISTING OF NORMAL RECURRING ACCRUALS) CONSIDERED NECESSARY FOR A FAIR PRESENTATION HAVE BEEN INCLUDED. OPERATING RESULTS FOR THE SIX MONTHS ENDED MARCH 31, 2002 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS THAT MAY BE EXPECTED FOR THE FISCAL YEAR ENDING SEPTEMBER 30,2002. FOR FURTHER INFORMATION REFER TO THE CONSOLIDATED FINANCIAL STATEMENTS AND FOOTNOTES THERETO INCLUDED IN THE COMPANY'S ANNUAL REPORT IN FORM 10-KSB FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001.

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

       (C)     RESEARCH AND DEVELOPMENT COSTS-
               ALL RESEARCH AND DEVELOPMENT COSTS ARE CHARGED TO EXPENSE AS INCURRED.

       (D)     EARNINGS PER COMMON SHARE-
               EARNINGS PER COMMON SHARE ARE COMPUTED BASED ON WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING DURING EACH PERIOD.

       (E)     INVENTORIES-
               INVENTORIES CONSIST OF THE FOLLOWING:

                                                  3/31/02              9/30/01
                                                ----------           ----------
                    RAW MATERIALS               $2,116,342           $1,848,096
                    WORK IN PROCESS              3,072,187            3,475,703
                    FINISHED GOODS                 768,721              350,622
                                                ----------           ----------
                                                $5,957,250           $5,674,421

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

       5.      STOCK OPTIONS:

               AS OF MARCH 31, 2002, THE COMPANY HAD AUTHORIZED 400,000 SHARES OF THE COMPANY'S COMMON STOCK FOR NON-QUALIFIED STOCK OPTIONS. AS OF THE CURRENT DATE, THE COMPANY HAD ISSUED OPTIONS TO PURCHASE 275,000 SHARES AT $2.25 PER SHARE TO KEY EMPLOYEES OF THE COMPANY. OPTIONS FOR 93,400 SHARES ARE EXERCISABLE BEGINNING IN THE SECOND YEAR OF THE OPTIONS PERIOD AND 90,800 SHARES IN EACH OF THE THIRD AND FOURTH YEARS. THE OPTIONS GRANTED SHALL BE EXERCISABLE UP TO AND INCLUDING FIVE YEARS FROM THE DATE OF GRANT. NONE HAVE BEEN EXERCISED.

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

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

LIQUIDITY:
----------


DURING THE FIRST SIX MONTHS OF THE CURRENT FISCAL YEAR ENDING MARCH 31, 2002, THE COMPANY MAINTAINED CASH AND SHORT TERM INVESTMENTS MORE THAN ADEQUATE TO COVER KNOWN REQUIREMENTS, UNFORESEEN EVENTS OR UNCERTAINTIES THAT MIGHT OCCUR. DURING THE SIX MONTH PERIOD, CASH AND SHORT TERM INVESTMENTS MAINTAINED AN AVERAGE BALANCE OF $1,882,000, COMPARED TO AN AVERAGE BALANCE OF $1,540,000 FOR THE TWELVE MONTHS ENDED SEPTEMBER 30, 2001. SHORT TERM INVESTMENTS ARE BONDS AND CERTIFICATES OF DEPOSIT THAT ARE READILY AVAILABLE FOR IMMEDIATE USE SHOULD THE OCCASION ARISE. IT IS ANTICIPATED THAT THE COMPANY WILL REMAIN AS LIQUID DURING THE REST OF FISCAL 2002. INVENTORIES CONTAIN NO OBSOLESCENCE AS ADJUSTMENTS ARE MADE AS THEY OCCUR. ACCOUNTS AND NOTES RECEIVABLE CONTAIN NO BAD DEBTS. INTERIM NON CASH RESERVES ARE MAINTAINED TO COVER WARRANTY REPAIRS AND OTHER CHARGES THAT MAY BE IN DISPUTE. ALL MONETARY TRANSACTIONS ARE IN U.S. DOLLARS AND NO LETTERS OF CREDIT INVOLVE FOREIGN EXCHANGE.

CAPITAL RESOURCES:
------------------

DURING THE FIRST SIX MONTHS OF THE CURRENT FISCAL YEAR, THE COMPANY EXPENDED $68,105 FOR CAPITAL ASSETS. NO EXPENDITURES ARE CONTEMPLATED FOR PLANT EXPANSION OR EXTENSIVE MAINTENANCE. THE COMPANY HAS NO LONG TERM DEBT AND NONE IS CONTEMPLATED. LIABILITIES CONSIST OF CURRENT ACCOUNTS PAYABLE AND EXPENSES RELATED TO THE CURRENT ACCOUNTING PERIOD.

RESULTS OF OPERATIONS:
----------------------

DURING THE SECOND QUARTER OF THE CURRENT FISCAL YEAR ENDED MARCH 31, 2002, SHIPMENTS WERE $1,036,830, DOWN FROM SHIPMENTS OF $1,847,750 FOR QUARTER ENDED DECEMBER 31, 2001. SHIPMENTS FOR THE SIX MONTHS ENDED MARCH 31, 2002 WERE $2,884,580, UP FROM SHIPMENTS OF $2,539,604 OR 13.6% FOR THE SAME PERIOD ONE YEAR AGO. EXPORT SHIPMENTS FOR THE SIX MONTHS ENDED MARCH 31, 2002 WERE $1,179,545 OR 40.9% OF TOTAL SALES, UP $580,902 OR 97.0% FROM THE SAME PERIOD ONE YEAR AGO. DOMESTIC SHIPMENTS FOR THE FIRST SIX MONTHS OF THE CURRENT FISCAL YEAR WERE $1,705,035 OR 12.2% BEHIND SHIPMENTS FOR THE SAME PERIOD ONE YEAR AGO OF $1,940,961.

SHIPMENTS FOR THE FIRST SIX MONTHS WERE HIGHER THAN SHIPMENTS FOR THE SAME PERIOD ONE YEAR AGO DUE TO AN $810,000 U.S. GOVERNMENT FOREIGN MILITARY FUNDED
(FMF) DELIVERY WHICH REQUIRED A ONE LOT INSPECTION AND A SINGLE SHIPMENT AS WELL AS CONTINUING DELIVERIES AGAINST THE COMPANY'S FIVE YEAR CONTRACT WITH THE U.S. COAST GUARD.

BACKLOG AT MARCH 31, 2002 WAS $561,000 AS COMPARED TO $256,000 FOR THE SAME PERIOD ONE YEAR AGO. NOT INCLUDED IN THIS BACKLOG IS A $600,000 SYSTEMS ORDER RECEIVED FROM A MAJOR DEFENSE CONTRACTOR, PENDING A DESIGN REVIEW SCHEDULED FOR THE CURRENT QUARTER AND CONTINUING INTO THE THIRD QUARTER, TO DEFINITIZE THE SYSTEM SPECIFICATIONS. ALSO NOT INCLUDED ARE PROJECTED ORDERS ON CONTRACTS

RECEIVED IN FISCAL 1999 AND 2000 IN EXCESS OF $19,000,000 FOR DELIVERY OVER A FIVE YEAR PERIOD. $1,000,000 IN ORDERS ON THESE CONTRACTS WAS SHIPPED IN FISCAL 2000 AND $2,000,000 WAS SHIPPED IN FISCAL 2001. THE LARGEST DELIVERIES AGAINST THESE CONTRACTS ARE BUDGETED FOR FISCAL 2002 AND BEYOND.

COST OF SALES WAS LOWER AT 60.2% OF SALES IN THE FIRST SIX MONTHS OF FISCAL 2002 AS COMPARED TO 78.5% OF SALES IN THE SAME PERIOD ONE YEAR AGO DUE PRIMARILY TO REDUCED MANUFACTURING OVERHEADS AND REDUCED MATERIAL COSTS DUE TO FAVORABLE QUANTITY BUYS. MANAGEMENT CONTINUES TO FOCUS ON IMPROVED OPERATIONS AND MANUFACTURING PROCESSES FOR IMPROVED EFFICIENCIES AND REDUCED OVERHEADS. EMPHASIS WILL CONTINUE TO BE PLACED ON REDUCTION OF INVENTORY LEVELS.

INVENTORY AT MARCH 31, 2002 WAS $282,829 HIGHER THAN SEPTEMBER 30, 2001 DUE TO PURCHASES OF MATERIAL TO MEET PROJECTED DELIVERY ORDERS ON EXISTING CONTRACTS. EVEN THOUGH EFFORTS CONTINUE TO DECREASE INVENTORY AND INCREASE EFFICIENCY, SUFFICIENT INVENTORY MUST BE MAINTAINED TO MEET CONTRACTUAL OBLIGATIONS AS WELL AS FORECASTED CUSTOMER REQUIREMENTS. DUE TO AN INCREASED NUMBER OF PRODUCT CONFIGURATIONS, IT IS NECESSARY TO CARRY A QUANTITY OF MANY DIFFERENT MODELS IN FINISHED GOODS, AND WORK-IN PROCESS, FOR FAST TURNAROUND REQUIREMENTS WHEN CUSTOMERS RELEASE DELIVERY ORDERS AGAINST OPEN BASIC ORDERING AGREEMENTS (BOA).

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES OF $893,087 INCREASED $153,892 FROM THE SAME PERIOD ONE YEAR AGO DUE PRIMARILY TO INCREASED RECRUITING AND SALARY EXPENSES IN THE SALES AND MARKETING AREA. THE ADDITION OF A NEW DIRECTOR OF SALES AND MARKETING AS WELL AS INCREASED SALES STAFF OCCURRED THIS FISCAL YEAR. SLIGHT INCREASES IN THE DIRECT LABOR FORCE CONTINUE IN ORDER TO REACH SUFFICIENT FINISHED GOODS LEVELS TO MEET HIGH PROBABILITY FORECASTS.

INTEREST INCOME DECREASED $23,733 FOR THE FIRST SIX MONTHS OF THE CURRENT FISCAL YEAR DUE TO LOWER YIELD ON INVESTMENTS.

THE COMPANY IS CONFIDENT THAT FORECASTED ORDERS FOR THE THIRD QUARTER OF FISCAL 2002 WILL INCREASE COMPANY'S BACKLOG TO THE $2,000,000 LEVEL. THE MAJORITY OF THESE ORDERS WILL REQUIRE SHIPMENT BEFORE FISCAL YEAR END.

OUR MARKETING STRATEGY TO FOCUS ON SECOND AND THIRD TIER SUBCONTRACTOR OPPORTUNITIES WITH MAJOR DEFENSE CONTRACTORS AND OTHER INTEGRATORS OF SOPHISTICATED COMMUNICATIONS SYSTEMS HAS SHOWN SUBSTANTIAL PROGRESS. SEVERAL SUCH OPPORTUNITIES ARE UNDER TECHNICAL DISCUSSIONS AND OUR ENGINEERING CAPABILITIES ARE GAINING RECOGNITION AS A CONTRIBUTOR TO SYSTEMS SOLUTIONS. THIS BRINGS INCREASED POTENTIAL FOR EXPANSION AND GROWTH.

SUNAIR CONTINUES TO EMPHASIZE STREAMLINING OF OPERATIONS, COST REDUCTIONS AND INCREASED SHAREHOLDER VALUE.

                            PART II OTHER INFORMATION


5.     OTHER INFORMATION

       IN APRIL OF THIS YEAR THE COMPANY COMPLETED THE REORGANIZATION OF ITS FACILITIES WITH THE CONSOLIDATION OF ALL OPERATIONS INTO ONE BUILDING. THE VACATED FACILITIES CONSISTING OF 35,000 SQUARE FEET WAS SUBSEQUENTLY SOLD FOR $1,500,000 REFLECTING A NET GAIN BEFORE TAX OF APPROXIMATELY $1,300,000. THE REMAINING FACILITIES WILL ACCOMODATE ALL THE COMPANY'S NEEDS FOR THE FORESEEABLE FUTURE. REDUCED OVERHEADS WILL REFLECT IN INCREASED PROFIT MARGINS AS WELL.

6.     EXHIBITS AND REPORTS ON FORM 8-K

       NONE

                                   SIGNATURES
                                   ----------


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE ACT OF
1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                                SUNAIR ELECTRONICS, INC.


DATE        MAY 14, 2002                         /S/ JAMES E. LAURENT
     -------------------------                  ------------------------------
                                                JAMES E. LAURENT, PRINCIPAL
                                                EXECUTIVE OFFICER


DATE        MAY 14, 2002                         /S/ SYNNOTT B. DURHAM
    ---------------------------                 ______________________________
                                                SYNNOTT B. DURHAM, PRINCIPAL
                                                ACCOUNTING OFFICER