Form 10QSB
period 2002-06-30
SUNAIR ELECTRONICS INC
filed 2002-08-14
CIK 95366

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                FORM 10-QSB

     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                                    OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 	I-4334

                           SUNAIR ELECTRONICS, INC.
-----------------------------------------------------------------------------
          (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


           FLORIDA                                            59-0780772
-------------------------------                           -------------------
(STATE OR OTHER JURISDICTION OF                            (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                           IDENTIFICATION NO.)


3005 SW THIRD AVE., FT. LAUDERDALE, FL                           33315
---------------------------------------                   ------------------
(ADDRESS OR PRINCIPAL EXECUTIVE OFFICE)                       (ZIP CODE)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE          (954) 525-1505
                                                          ------------------


                                   NONE
-----------------------------------------------------------------------------
            (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                       IF CHANGED SINCE LAST REPORT)

CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY
SECTION 13 OR 15(d) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND
(2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
YES  [X]   No   [ ]

REGISTRANT'S COMMON STOCK - PAR VALUE 10 CENTS, OUTSTANDING AS OF
JUNE 30, 2002 - 3,692,570 SHARES.

                   SUNAIR ELECTRONICS, INC. AND SUBSIDIARY

                                   INDEX
                                   *****
                                                                     PAGE NO.
                                                                     ********
PART I.  FINANCIAL INFORMATION:

          CONSOLIDATED CONDENSED BALANCE SHEETS -
             JUNE 30, 2002 AND SEPTEMBER 30, 2001                        3

          CONSOLIDATED CONDENSED STATEMENTS OF INCOME -
             NINE MONTHS ENDED JUNE 30, 2002 AND 2001                    4

          CONSOLIDATED CONDENSED STATEMENTS OF INCOME -
             THREE MONTHS ENDED JUNE 30, 2002 AND 2001                   5

          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS -
             NINE MONTHS ENDED JUNE 30, 2002 AND 2001                    6

           NOTES TO CONSOLIDATED CONDENSED FINANCIAL
             STATEMENTS                                                 7-9

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
             CONSOLIDATED CONDENSED STATEMENTS                         10-11

PART II.  OTHER INFORMATION

          OTHER INFORMATION                                              12

          EXHIBITS AND REPORTS ON FORM 8-K                               12

          SIGNATURES                                                     13

                      PART I. FINANCIAL INFORMATION

                 SUNAIR ELECTRONICS, INC. AND SUBSIDIARY
                  CONSOLIDATED CONDENSED BALANCE SHEETS

                                                 (UNAUDITED)      (AUDITED)
                                                   6/30/02         9/30/01
                                                 -----------     -----------
ASSETS
------

CURRENT ASSETS:
---------------
  CASH AND CASH EQUIVALENTS                      $ 2,144,827     $ 2,015,918
  ACCOUNTS RECEIVABLE                              1,612,790       1,118,377
  INVENTORIES                                      5,623,750       5,674,421
  SHORT TERM INVESTMENTS                           1,077,864          81,001
  PREPAID EXPENSES AND OTHER
    CURRENT ASSETS                                    69,816         136,139
                                                 -----------     -----------
     TOTAL CURRENT ASSETS                         10,529,047       9,025,856
                                                 -----------     -----------

INVESTMENTS                                        3,522,685       3,045,731
-----------

NOTE RECEIVABLE                                      302,183         302,183
---------------

PROPERTY, PLANT AND EQUIPMENT-NET                    742,417         814,038
---------------------------------

TOTAL ASSETS                                     $15,096,332     $13,187,808
============                                     ===========     ===========


LIABILITIES & SHAREHOLDERS' EQUITY
----------------------------------

CURRENT LIABILITIES:
--------------------

  ACCOUNTS PAYABLE AND ACCRUED EXPENSES          $ 1,183,474     $   411,084
                                                 -----------     -----------

     TOTAL CURRENT LIABILITIES                     1,183,474         411,084
                                                 -----------     -----------

LONG-TERM LIABILITIES:
----------------------

  LONG-TERM PORTION OF INCOME TAXES PAYABLE          371,000         371,000
                                                 -----------     -----------

STOCKHOLDERS' EQUITY
--------------------

  PREFERRED STOCK, NO PAR VALUE,
     500,000 SHARES AUTHORIZED,
     NO SHARES ISSUED                                      0               0
  COMMON STOCK, $.10 PAR VALUE,
     6,000,000 SHARES AUTHORIZED,
     3,692,570 SHARES ISSUED
     AND OUTSTANDING                                 369,257         369,257
  ADDITIONAL PAID-IN-CAPITAL                       2,606,899       2,606,899
  RETAINED EARNINGS                               10,565,702       9,429,568
                                                 -----------     -----------
                                                  13,541,858      12,405,724

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY         $15,096,332     $13,187,808
========================================         ===========     ===========


                CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                              (UNAUDITED)

                                                     NINE MONTHS ENDED
                                                     -----------------
                                                   6/30/02         9/30/01
                                                 -----------     -----------
SALES                                            $ 4,544,512     $ 3,795,481
COST OF SALES                                      2,941,045       3,047,240
                                                 -----------     -----------

GROSS PROFIT                                       1,603,467         748,241
SELLING, GENERAL & ADMINISTRATIVE EXPENSES         1,332,619       1,092,626
                                                 -----------     -----------

OPERATING INCOME (LOSS)                              270,848      (  344,385)
OTHER INCOME:
  INTEREST INCOME                                    192,220         216,862
  OTHER, NET (NOTE 8)                              1,338,067           2,404
                                                 -----------     -----------

INCOME (LOSS) BEFORE (PROVISION)
  BENEFIT FOR INCOME TAXES                         1,801,135      (  125,119)

(PROVISION) BENEFIT FOR
  INCOME TAXES                                    (  665,000)         46,500
                                                 -----------     -----------

NET INCOME (LOSS)                                $ 1,136,135     $ (  78,619)
                                                 ===========     ===========

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                               3,692,570       3,692,570

NET INCOME PER SHARE (BASIC AND DILUTED)         $      0.31     $ (    0.02)
                                                 ===========     ===========


               CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                               (UNAUDITED)


                                                      THREE MONTHS ENDED
                                                      ------------------
                                                   6/30/02         6/30/01
                                                 -----------     -----------
SALES                                            $ 1,659,932     $ 1,255,877
COST OF SALES                                      1,203,299       1,053,353

                                                 -----------     -----------
GROSS PROFIT                                         456,633         202,524
SELLING, GENERAL & ADMINISTRATIVE EXPENSES           439,532         353,431
                                                 -----------     -----------

OPERATING INCOME (LOSS)                               17,101      (  150,907)
OTHER INCOME:
  INTEREST INCOME                                     67,589          68,498
  OTHER, NET (NOTE 8)                              1,335,565           2,767
                                                 -----------     -----------
INCOME (LOSS) BEFORE (PROVISION)
  BENEFIT FOR INCOME TAXES                         1,420,255      (   79,642)

(PROVISION) BENEFIT FOR
  INCOME TAXES                                    (  528,200)         32,700

                                                 -----------     -----------

NET INCOME (LOSS)                                $   892,055     $(   46,942)
                                                 ===========     ===========

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                               3,692,570       3,692,570

NET INCOME PER SHARE (BASIC AND DILUTED)         $      0.24     $(     0.01)
                                                 ===========     ===========


             CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                               (UNAUDITED)


                                                      NINE MONTHS ENDED
                                                      -----------------
                                                   6/30/02         6/30/01
                                                 -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)                                $ 1,136,135     $(   78,619)
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO
 NET CASH PROVIDED BY OPERATING ACTIVITIES
   DEPRECIATION AND AMORTIZATION                     102,185         103,720
   GAIN FROM SALE OF PROPERTY                     (1,334,525)              0
   CHANGES IN OPERATING ACTIVITIES:
     (INCR) DECR IN ACCOUNTS RECEIVABLE           (  494,413)        340,436
    DECR IN INVENTORY                                 50,671         500,864
     (INCR) DECR IN OTHER ASSETS                      66,323      (   21,444)
     (DECR) IN ACCOUNTS PAYABLE AND
       ACCRUED EXPENSES                              107,390      (  162,687)
     (INCR) IN NOTE RECEIVABLE                             0      (    1,335)
     (DECR) INCR IN ACCRUED INCOME TAX               665,000      (  105,853)
                                                 -----------     -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES            298,766         575,082
                                                 -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 (PURCHASE) OF PROPERTY, PLANT & EQUIPMENT        (   85,130)     (  121,234)
SALE (PURCHASES) OF INVESTMENTS - NET             (1,473,817)        340,504
PROCEEDS FROM SALE OF PROPERTY                     1,389,090               0
                                                 -----------     -----------

NET CASH PROVIDED (USED) BY INVESTING
 ACTIVITIES                                       (  169,857)        219,270
                                                 -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:                      0               0
                                                 -----------     -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS            128,909         794,352
CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                         2,015,918         629,968
                                                 -----------     -----------
CASH AND CASH EQUIVALENTS AT END
 OF PERIOD                                       $ 2,144,827     $ 1,424,320
                                                 ===========     ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
 CASH PAID DURING THE PERIOD FOR INTEREST        $         0     $         0
                                                 ===========     ===========

 CASH PAID DURING THE PERIOD FOR INCOME
  TAXES                                          $         0     $   110,000
                                                 ===========     ===========


              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION
      THE ACCOMPANYING UNAUDITED FINANCIAL STATEMENTS HAVE BEEN PREPARED IN ACCORDANCE WITH THE INSTRUCTIONS TO FORM 10-QSB AND DO NOT INCLUDE ALL OF THE INFORMATION AND FOOTNOTES REQUIRED BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR COMPLETE FINANCIAL STATEMENTS. IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS (CONSISTING OF NORMAL RECURRING ACCRUALS) CONSIDERED NECESSARY FOR A FAIR PRESENTATION HAVE BEEN INCLUDED. OPERATING RESULTS FOR THE NINE MONTHS ENDED JUNE 30, 2002 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS THAT MAY BE EXPECTED FOR THE FISCAL YEAR ENDING SEPTEMBER 30,2002. FOR FURTHER INFORMATION REFER TO THE CONSOLIDATED FINANCIAL STATEMENTS AND FOOTNOTES THERETO INCLUDED IN THE COMPANY'S ANNUAL REPORT IN FORM 10-KSB FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001.

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

(C)   RESEARCH AND DEVELOPMENT COSTS-
      ALL RESEARCH AND DEVELOPMENT COSTS ARE CHARGED TO EXPENSE AS INCURRED.

(D)   EARNINGS PER COMMON SHARE-
      EARNINGS PER COMMON SHARE ARE COMPUTED BASED ON WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING DURING EACH PERIOD.

(E)   INVENTORIES-
      INVENTORIES CONSIST OF THE FOLLOWING:

                                              6/30/02            9/30/01
                                             ----------         ----------
               RAW MATERIALS                 $1,992,983         $1,848,096
               WORK IN PROCESS                3,165,265          3,475,703
               FINISHED GOODS                   465,502            350,622
                                             ----------         ----------
                                             $5,623,750         $5,674,421
                                             ==========         ==========

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

5.    STOCK OPTIONS:

      AS OF JUNE 30, 2002, THE COMPANY HAD AUTHORIZED 400,000 SHARES OF THE COMPANY'S COMMON STOCK FOR NON-QUALIFIED STOCK OPTIONS. AS OF THE CURRENT DATE, THE COMPANY HAD ISSUED OPTIONS TO PURCHASE 275,000 SHARES AT $2.25 PER SHARE TO KEY EMPLOYEES OF THE COMPANY. OPTIONS FOR 93,400 SHARES ARE EXERCISABLE BEGINNING IN THE SECOND YEAR OF THE OPTIONS PERIOD AND 90,800 SHARES IN EACH OF THE THIRD AND FOURTH YEARS. THE OPTIONS GRANTED SHALL BE EXERCISABLE UP TO AND INCLUDING FIVE YEARS FROM THE DATE OF GRANT. NONE HAVE BEEN EXERCISED.

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

8.    OTHER INCOME:

      FOR THE QUARTER ENDED JUNE 30, 2002, OTHER INCOME INCLUDES A GAIN OF $1,334,525 REALIZED FROM THE SALE OF THE COMPANY'S BUILDING AND LAND LOCATED AT 3101 S.W. THIRD AVENUE TO THE SOUTH OF THE COMPANY'S REMAINING FACILITIES LOCATED AT 3005 S.W. THIRD AVENUE.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                          RESULTS OF OPERATIONS

LIQUIDITY:
__________


DURING THE FIRST NINE MONTHS OF THE CURRENT FISCAL YEAR ENDING JUNE 30, 2002, THE COMPANY MAINTAINED CASH AND SHORT TERM INVESTMENTS MORE THAN ADEQUATE TO COVER KNOWN REQUIREMENTS, UNFORESEEN EVENTS OR UNCERTAINTIES THAT MIGHT OCCUR. DURING THE NINE MONTH PERIOD, CASH AND SHORT TERM INVESTMENTS MAINTAINED AN AVERAGE BALANCE OF $2,339,000, COMPARED TO AN AVERAGE BALANCE OF $1,540,000 FOR THE TWELVE MONTHS ENDED SEPTEMBER 30, 2001. SHORT TERM INVESTMENTS ARE BONDS AND CERTIFICATES OF DEPOSIT THAT ARE READILY AVAILABLE FOR IMMEDIATE
USE SHOULD THE OCCASION ARISE. IT IS ANTICIPATED THAT THE COMPANY WILL
REMAIN AS LIQUID DURING THE REST OF FISCAL 2002. INVENTORIES CONTAIN NO OBSOLESCENCE AS ADJUSTMENTS ARE MADE AS THEY OCCUR. ACCOUNTS AND NOTES RECEIVABLE CONTAIN NO BAD DEBTS. INTERIM NON CASH RESERVES ARE MAINTAINED TO COVER WARRANTY REPAIRS AND OTHER CHARGES THAT MAY BE IN DISPUTE. ALL MONETARY TRANSACTIONS ARE IN U.S. DOLLARS AND NO LETTERS OF CREDIT INVOLVE FOREIGN EXCHANGE.

CAPITAL RESOURCES:
__________________

DURING THE FIRST NINE MONTHS OF THE CURRENT FISCAL YEAR, THE COMPANY EXPENDED $85,130 FOR CAPITAL ASSETS. NO EXPENDITURES ARE CONTEMPLATED FOR PLANT EXPANSION OR EXTENSIVE MAINTENANCE. THE COMPANY HAS NO LONG TERM DEBT AND NONE IS CONTEMPLATED. LIABILITIES CONSIST OF CURRENT ACCOUNTS PAYABLE AND EXPENSES RELATED TO THE CURRENT ACCOUNTING PERIOD.

RESULTS OF OPERATIONS:
______________________

DURING THE THIRD QUARTER OF THE CURRENT FISCAL YEAR ENDED JUNE 30, 2002, SHIPMENTS WERE $1,659,932, UP FROM SHIPMENTS OF $1,036,830 FOR QUARTER ENDED MARCH 31, 2002. SHIPMENTS FOR THE NINE MONTHS ENDED JUNE 30, 2002 WERE $4,544,512, UP FROM SHIPMENTS OF $3,795,481 OR 19.7% FOR THE SAME PERIOD ONE YEAR AGO. EXPORT SHIPMENTS FOR THE NINE MONTHS ENDED JUNE 30, 2002 WERE $1,217,711 OR 26.8% OF TOTAL SALES, UP $488,762 OR 67.1% FROM THE SAME PERIOD ONE YEAR AGO. DOMESTIC SHIPMENTS FOR THE FIRST NINE MONTHS OF THE CURRENT FISCAL YEAR WERE $3,326,801 OR 8.5% AHEAD OF SHIPMENTS FOR THE SAME PERIOD ONE YEAR AGO OF $3,066,532.

SHIPMENTS FOR THE FIRST NINE MONTHS WERE HIGHER THAN SHIPMENTS FOR THE SAME PERIOD ONE YEAR AGO DUE TO AN $810,000 U.S. GOVERNMENT FOREIGN MILITARY FUNDED
(FMF) DELIVERY WHICH REQUIRED A ONE LOT INSPECTION AND A SINGLE SHIPMENT AS WELL AS CONTINUING DELIVERIES AGAINST THE COMPANY'S FIVE YEAR CONTRACT WITH THE U.S. COAST GUARD.

BACKLOG AT JUNE 30, 2002 WAS $538,000 AS COMPARED TO $1,918,000 FOR THE SAME PERIOD ONE YEAR AGO. NOT INCLUDED IN THIS BACKLOG IS A $600,000 SYSTEMS ORDER RECEIVED FROM A MAJOR DEFENSE CONTRACTOR, PENDING A DESIGN REVIEW SCHEDULED FOR THE CURRENT QUARTER AND CONTINUING INTO THE FOURTH QUARTER, TO DEFINITIZE THE SYSTEM SPECIFICATIONS. ALSO NOT INCLUDED ARE PROJECTED ORDERS ON CONTRACTS RECEIVED IN FISCAL 1999 AND 2000 IN EXCESS OF $19,000,000 FOR DELIVERY OVER A FIVE YEAR PERIOD. $1,000,000 IN ORDERS ON THESE CONTRACTS WAS SHIPPED IN FISCAL 2000, $2,000,000 IN FISCAL 2001, AND $1,600,000 TO DATE FOR THE FIRST NINE MONTHS OF FISCAL 2002. THE LARGEST DELIVERIES AGAINST THESE CONTRACTS ARE BUDGETED FOR FISCAL 2002 AND BEYOND.

COST OF SALES WAS LOWER AT 64.7% OF SALES IN THE FIRST NINE MONTHS OF FISCAL 2002 AS COMPARED TO 80.3% OF SALES IN THE SAME PERIOD ONE YEAR AGO DUE PRIMARILY TO REDUCED MANUFACTURING OVERHEADS AND REDUCED MATERIAL COSTS DUE TO FAVORABLE QUANTITY BUYS. MANAGEMENT CONTINUES TO FOCUS ON IMPROVED OPERATIONS AND MANUFACTURING PROCESSES FOR IMPROVED EFFICIENCIES AND REDUCED OVERHEADS. EMPHASIS WILL CONTINUE TO BE PLACED ON REDUCTION OF INVENTORY LEVELS.

INVENTORY AT JUNE 30, 2002 WAS $50,671 LOWER THAN SEPTEMBER 30, 2001 DUE TO LOWER OVERHEADS AND INCREASED SHIPMENTS IN THE THIRD QUARTER WITH CONTINUING EFFORTS TO DECREASE INVENTORY AND INCREASE EFFICIENCY. SUFFICIENT INVENTORY MUST BE MAINTAINED TO MEET CONTRACTUAL OBLIGATIONS AS WELL AS FORECASTED CUSTOMER REQUIREMENTS. DUE TO AN INCREASED NUMBER OF PRODUCT CONFIGURATIONS, IT IS NECESSARY TO CARRY A QUANTITY OF MANY DIFFERENT MODELS IN FINISHED GOODS, AND WORK-IN PROCESS, FOR FAST TURNAROUND REQUIREMENTS WHEN CUSTOMERS RELEASE DELIVERY ORDERS AGAINST OPEN BASIC ORDERING AGREEMENTS (BOA).

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES OF $1,332,619 INCREASED $239,993 FROM THE SAME PERIOD ONE YEAR AGO DUE PRIMARILY TO INCREASED RECRUITING AND SALARY EXPENSES IN THE SALES AND MARKETING AREA. THE ADDITION OF A NEW DIRECTOR OF SALES AND MARKETING AS WELL AS INCREASED SALES STAFF OCCURRED THIS FISCAL YEAR. SLIGHT INCREASES IN THE DIRECT LABOR FORCE CONTINUE IN ORDER TO REACH SUFFICIENT FINISHED GOODS LEVELS TO MEET HIGH PROBABILITY FORECASTS.

INTEREST INCOME DECREASED $24,642 FOR THE FIRST NINE MONTHS OF THE CURRENT FISCAL YEAR DUE TO LOWER YIELD ON INVESTMENTS.

PLANS CAPITALIZING ON OUR UNIQUE EXPERIENCE, KNOWLEDGE AND ABILITY AS A TOTAL HIGH FREQUENCY (HF) SOLUTIONS PROVIDER IN LIEU OF THE TRADITIONAL ORDERS FOR RELIABLE MANUFACTURED HARDWARE ARE YIELDING SUCCESS. BREAKTHROUGH ORDERS HAVE BEEN RECEIVED FOR INTEGRATED HIGH SPEED HF DATA LINKS (TADIL/LINK 11) FOR TWO STRATEGIC UNITED STATES AIR FORCE PROGRAMS, AND A NAVAL PROGRAM, REQUIRING DELIVERY IN THE LAST QUARTER OF FISCAL 2002. THESE PROGRAMS HAVE FUTURE REQUIREMENTS THAT WILL GENERATE ADDITIONAL ORDERS WITHIN THE NEXT FEW YEARS.

A MAJOR AIR DEFENSE SYSTEMS INTEGRATOR HAS ADVISED US OF THEIR SELECTION TO USE SUNAIR FOR A SECOND CONTRACT TO DESIGN, TEST AND DOCUMENT THE HIGH FREQUENCY (HF) RADIO CAPABILITY FOR ANOTHER INTERNATIONAL PROGRAM. NEGOTIATION IS NEAR COMPLETION FOR THESE MULTI-MODE NETWORKS. THESE
ORDERS, WHICH ORIGINALLY WERE ANTICIPATED IN THE THIRD QUARTER, WILL
EXCEED $2 MILLION.

ADDITIONALLY, SUNAIR IS ON THE QUALIFIED SELECTION SHORT LIST TO DESIGN HARDWARE, DEVELOP SOFTWARE AND DELIVER SYSTEMS FOR AN HF COASTAL STATION IN NORTHERN EUROPE AND TWO MAJOR PROJECTS, WHICH HAVE BEEN IN DISCUSSION FOR OVER THREE YEARS, IN THE PACIFIC RIM. OTHER SYSTEMS OPPORTUNITIES HAVE BEEN IDENTIFIED IN AUSTRALIA AND TAIWAN WITH PLANS UNDERWAY TO DEMONSTRATE AND QUALIFY OUR PRODUCTS AND CAPABILITIES IN COUNTRY IN THE COMING QUARTER.

WE WILL CONTINUE TO EXPLOIT THE COMPANY'S UNIQUE AND SPECIALIZED (HF) ABILITIES AS A STRONG AND VALUABLE PRODUCT FOR LARGE DEFENSE SUPPLIERS. THIS NEW VISION FOR SUNAIR OPENS OPPORTUNITY FOR EXPANSION AND INCREMENTAL GROWTH WITH MINIMUM INVESTMENT OR BUDGET SHORTFALLS. THIS NEW APPROACH WILL RESULT IN INCREASED SHAREHOLDER VALUE.

                         PART II   OTHER INFORMATION


5.    OTHER INFORMATION

      NONE

6.    EXHIBITS AND REPORTS ON FORM 8-K

      NONE

                                 SIGNATURES
                                 __________


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                           SUNAIR ELECTRONICS, INC.


      AUGUST 13, 2002                      /S/ JAMES E. LAURENT
DATE  _______________                      ___________________________
                                           JAMES E. LAURENT, PRINCIPAL
                                           EXECUTIVE OFFICER


      AUGUST 13, 2002                      /S/ SYNNOTT B. DURHAM
DATE  _______________                      ___________________________
                                           SYNNOTT B. DURHAM, PRINCIPAL
                                           ACCOUNTING OFFICER



                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


EACH OF JAMES E. LAURENT, THE PRINCIPAL EXECUTIVE OFFICER, AND SYNNOTT B. DURHAM, THE PRINCIPAL FINANCIAL OFFICER, OF SUNAIR ELECTRONICS, INC., PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002, DOES HEREBY CERTIFY THAT:

      (a) THE COMPANY'S REPORT ON FORM 10-QSB FOR THE FISCAL QUARTER ENDED JUNE 30, 2002 FULLY COMPLIES WITH THE REQUIREMENTS OF
              SECTION 13(a) OF THE SECURITIES ACT OF 1934, AS AMENDED; AND,

      (b) THE INFORMATION CONTAINED IN THE REPORT FAIRLY PRESENTS, IN ALL MATERIAL RESPECTS, THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY.

IN WITNESS WHEREOF, EACH OF THE UNDERSIGNED HAS EXECUTED THIS CERTIFICATE ON THIS 13TH DAY OF AUGUST, 2002.

                                           /S/ JAMES E. LAURENT
                                           ______________________________
                                           JAMES E. LAURENT
                                           PRESIDENT AND CEO
                                           SUNAIR ELECTRONICS, INC.


                                           /S/ SYNNOTT B. DURHAM
                                           ______________________________
                                           SYNNOTT B. DURHAM
                                           TREASURER AND CFO
                                           SUNAIR ELECTRONICS, INC.