Form 10KSB
period 2002-09-30
SUNAIR ELECTRONICS INC
filed 2002-12-27
CIK 95366

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2002

                                       OR

      [ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                          Commission file number I-4334

                            SUNAIR ELECTRONICS, INC.

A Florida Corporation                        I.R.S. Employer I.D. No. 59-0780772

                    Executive Offices, 3005 S.W. Third Avenue
                            Fort Lauderdale, FL 33315
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ X ]

Issuer's Revenues for the most recent fiscal year ended September 30, 2002 was $6,167,587.

The aggregate market value of the voting stock held by non-affiliates of the registrant approximated $4,671,068 as of December 6, 2002 based on the closing price of stock on the American Stock Exchange on said date.

Registrant's common stock - par value 10 cents, outstanding as of December 6, 2002 - 3,692,570 shares.

Documents Incorporated by Reference:
Portions of the annual shareholders' report for the years ended September 30, 2002 and September 30, 2001 and related proxy statements are incorporated by reference into Parts I and II.

Transitional Small Business Disclosure format.  Yes   [X]           No [ ]

This Annual Report on Form 10-KSB has 26 pages. The exhibit index (Item 14a) is on page 22.

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

Markets
-------

Sunair products are marketed both domestically and internationally and are primarily intended for strategic military and other governmental applications. Sales are executed direct through systems engineering companies, worldwide commercial and foreign governmental agencies or direct to the U.S. Government.

Products
--------

Sunair's line of equipment is composed of proprietary HF/SSB radio equipment and ancillary items sold as operating units or combined into sophisticated systems that may interface with workstations, antennae, power sources, modems, message switching devices, cryptographic equipment, software and the like provided by others. Sunair products employ advanced solid state designs with computer controlled networking capabilities. Principal product areas are as follows:

                           High frequency transceivers
                            High frequency receivers
                             High frequency exciters
                           Automatic antenna couplers
                             Linear power amplifiers
                         Computer remote control systems
                                 Digital modems
                          Frequency management systems
                              Transportable systems
                                Shipboard systems

In addition, the Company custom designs systems incorporating various combinations of the above into equipment racks and control consoles that may interface with value added products and systems of other manufacturers.

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

b. The backlog of unfilled orders of the Company as of September 30 is as follows:

                            2002              2001
                            ----              ----
                          $360,425         $1,970,933

All orders at September 30, 2002 are expected to be shipped within the current fiscal year. Sunair attempts to fill most orders from its finished goods stock and thus does not look to backlog as a major indication of activity.

c. Raw materials, purchased parts and related items are available from various suppliers located throughout the country. Management believes that the items required in the manufacture of its electronic equipment are available in sufficient quantities to meet manufacturing requirements with some extended deliveries.

d. The Company maintains an engineering department which included four full-time engineers, one tech writer and a full-time technician in 2002. The Company also utilized the services of two contract engineers at various times throughout the year. During the fiscal years ended September 30, 2002 and 2001, Sunair expended $218,000 and $366,000 respectively, on product development and engineering.

e. The Company had 46 active full time employees at the end of the fiscal year.

f. In the opinion of the Company, its business is subject to limited seasonal variation.

g. Essentially all export sales are covered by irrevocable letters of credit or sight drafts. It is believed that over 80% of the non-US Government sales ultimately enter the export market either directly or via resale by domestic customers. For amounts of export sales by geographic area, sales to governmental agencies of the U.S. and to foreign governments for the years ended September 30, 2002 and 2001, see Note 9 to the consolidated financial statements included in Item 7 herein.

ITEM 2.  PROPERTIES
-------------------

Manufacturing, Sales and Administrative operations are conducted in Fort Lauderdale, Florida within one concrete block building containing approximately 32,000 sq. ft. of floor space on approximately 1.6 acres of land, all of which is owned in fee simple by the Company.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

No matters were submitted during the fourth quarter of the fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.


                                     PART II
                                     -------

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS
--------------------------------------------------------------------------

(a) The following table sets forth the high and low sale price of the Company's common stock as traded on the American Stock Exchange under the symbol SNR.


                                              2002
                                              ----
                   1st Qtr.         2nd Qtr.           3rd Qtr.        4th Qtr.
                 ------------     ------------       ------------   ------------

High                2.15             3.35                3.40            3.39
Low                 1.86             1.91                2.10            2.40


                                              2001
                                              ----
                   1st Qtr.         2nd Qtr.           3rd Qtr.        4th Qtr.
                 ------------     ------------       ------------   ------------

High                2.75             3.07                2.39            2.45
Low                1.8125            1.87                2.00            1.80



(b) As of December 6, 2002, it is estimated that there were approximately 1200 shareholders of record.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS
-------------------------------------------------------------------------------

Liquidity
---------

During the fiscal year ended September 30, 2002, the Company had short term investments and cash or cash equivalents more than adequate to cover known requirements, unforeseen events or uncertainties that might occur. During this twelve month period, cash and cash equivalents had an average balance of $2,174,000 as opposed to an average balance of $1,540,000 for the twelve months ending September 30, 2001. Cash equivalents are tax exempt money market funds that are readily available for immediate use should the occasion arise. It is anticipated that the Company will remain as liquid during fiscal 2003. The current ratio of the Company as of September 30, 2002 was 9.7 compared to 22.0 as of September 30, 2001. Inventories contain no obsolescence as adjustments are made as they occur. Accounts and notes receivable contain no bad debts. Non cash interim reserves are maintained to cover items such as warranty repairs in process and other charges that may be in dispute. All monetary transactions are in U.S. dollars and no letters of credit involve foreign exchange.

Capital Resources
-----------------

During the twelve months of fiscal 2002, $122,337 was spent for Capital Assets. These funds were primarily used for new manufacturing and financial software and computer hardware. No expenditures are contemplated for plant expansion or extensive maintenance. The Company has no long term debt and none is contemplated. Liabilities consist of current accounts payable, accrued expenses related to the current accounting period, and the current and long term portion of income taxes payable.

Results of Operations
---------------------

During 2002 shipments of $5,883,000 were up 9.6% or $516,000 from fiscal 2001. Domestic shipments of $4,348,000 for fiscal 2002 were down 3.8% or $173,000 from fiscal 2001. Export shipments for fiscal 2002 were $1,535,000 up 81.4% or $689,000 from fiscal 2001. Backlog of $360,000 was lower at September 30, 2002 compared to $1,971,000 at September 30, 2001. Not included in this backlog are projected orders on contracts received in fiscal 1999 and 2000 in excess of $19,000,000 over a five year period. $3,000,000 in orders on these contracts were shipped in fiscal years 2000 and 2001. Approximately $2,000,000 in orders were shipped in fiscal 2002.

Cost of sales was lower at 64.5% of sales in fiscal 2002 as compared to 81.7% of sales in fiscal 2001. This decrease is primarily due to decreased overheads resulting from the sale of the south building and increased direct labor. With plant reorganization and increased direct labor personnel, the manufacturing overhead rates will continue to decrease for future operations. Efforts to reduce inventory continued to be successful in fiscal 2002 with a reduction of 4.2% or $237,000 from fiscal 2001.

Selling, general and administrative expenses increased only $3,683 due to reduced Research and development even though expenses incurred for sales and marketing increased due to additional personnel and increased travel. Interest income decreased slightly due to lower yields on investments. In May of this year, the Company sold its south building, which included 2.35 acres of land, parking lot, and landscape and recognized a gain of $1,337,830. Other income decreased due to reduced disposal of scrap and purchase discounts.

Sunair has put in place a stronger Sales and Marketing team whose focus will be on expanding our network of sales representatives and system integrators. Emphasis has been placed on improved training, marketing tools, literature and technical support needed to promote our complex and unique communications products and systems. Increased opportunities have already been targeted in Australia, Indonesia, and North African countries.

Sunair is working to gain market share through the Homeland Security Forces. The U.S. Coast Guard will play a primary role in this newly approved agency. The Coast Guard Deepwater program, awarded this year, will bring new and challenging opportunities for Sunair to serve our traditional customer with advanced C4ISR engineered systems instead of stand alone HF radio units as in years past.

Sunair is in final negotiations on several larger domestic and international system type contracts. Due to the complexity and the long lead time for integration and test of these systems, the larger shipments will not commence until the fourth quarter of 2003 and will contribute to back-logs into 2004.

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

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                               AS OF SEPTEMBER 30,

                                     ASSETS
                                                           2002          2001
                                                       -----------   -----------
CURRENT ASSETS:
     Cash and cash equivalents                         $ 2,422,833   $ 2,015,918
     Accounts receivable                                   784,738     1,005,270
     Interest receivable                                   128,633       113,107
     Inventories                                         5,437,104     5,674,421
     Short term investments                              1,499,105            --
     Certificate of deposit                                 84,313        81,001
     Prepaid and other current assets                       20,995       136,139
                                                       -----------   -----------

         Total Current Assets                           10,377,721     9,025,856

INVESTMENTS                                              3,515,516     3,045,731

NOTE RECEIVABLE                                            334,986       302,183

PROPERTY, PLANT, AND EQUIPMENT,
     net of accumulated depreciation of $2,522,305
     and $3,354,139, respectively                          734,079       814,038
                                                       -----------   -----------

TOTAL ASSETS                                           $14,962,302   $13,187,808
                                                       ===========   ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable and accrued expenses             $   504,268   $   411,084
     Income taxes payable                                  568,709            --
                                                       -----------   -----------

         Total Current Liabilities                       1,072,977       411,084

INCOME TAXES PAYABLE, net of current portion               244,000       371,000

STOCKHOLDERS' EQUITY:
     Preferred stock, no par value, 500,000 shares
       authorized, none issued and outstanding                  --            --
     Common stock, $.10 par value,  6,000,000 shares
       authorized, 3,692,570 shares issued and
       outstanding at September 30, 2002 and 2001          369,257       369,257
     Additional paid-in-capital                          2,606,899     2,606,899
     Retained earnings                                  10,669,169     9,429,568
                                                       -----------   -----------

         Total Stockholders' Equity                     13,645,325    12,405,724
                                                       -----------   -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $14,962,302   $13,187,808
                                                       ===========   ===========


The accompanying notes are an integral part of these financial statements.

                       BERENFELD SPRITZER SHECHTER & SHEER
                          CERTIFIED PUBLIC ACCOUNTANTS
                        2237 N. COMMERCE PARKWAY, SUITE 3
                              WESTON, FLORIDA 33326
                  TELEPHONE (954) 370-2727 o FAX (954) 370-2776

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Sunair Electronics, Inc. and Subsidiary
Ft. Lauderdale, Florida

We have audited the accompanying consolidated balance sheets of Sunair Electronics, Inc. (A Florida Corporation) and Subsidiary as of September 30, 2002 and 2001 and the related statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sunair Electronics, Inc. and Subsidiary as of September 30, 2002 and 2001 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


Berenfeld Spritzer Shechter & Sheer
Certified Public Accountants
November 8, 2002

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED SEPTEMBER 30,

                                                  2002               2001
                                             ---------------     --------------
SALES                                        $    5,883,438      $   5,366,795
COST OF SALES                                     3,795,861          4,386,045
                                             ---------------     --------------
GROSS PROFIT                                      2,087,577            980,750
SELLING AND ADMINISTRATIVE EXPENSES               1,779,955          1,776,272
                                             ---------------     --------------
INCOME (LOSS) FROM OPERATIONS                       307,622           (795,522)
                                             ---------------     --------------

OTHER INCOME:
   Interest income                                  271,803            286,718
   Other income                                      12,346             19,928
   Gain on sale of property                       1,337,830            271,777
                                             ---------------     --------------
       Total Other Income                         1,621,979            578,423
                                             ---------------     --------------

INCOME (LOSS) BEFORE (PROVISION) BENEFIT
   FOR INCOME TAXES                               1,929,601           (217,099)
(PROVISION) BENEFIT FOR INCOME TAXES               (690,000)            91,395
                                             ---------------     --------------
NET INCOME (LOSS)                            $    1,239,601      $    (125,704)
                                             ===============     ==============
NET INCOME (LOSS) PER COMMON SHARE:
   BASIC                                     $         0.34      $       (0.03)
                                             ===============     ==============
   DILUTED                                   $         0.34      $       (0.03)
                                             ===============     ==============
WEIGHTED AVERAGE SHARES OUTSTANDING:
   BASIC                                          3,692,570          3,692,570
                                             ===============     ==============
   DILUTED                                        3,701,213          3,692,570
                                             ===============     ==============


The accompanying notes are an integral part of these financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED SEPTEMBER 30,

                                                             2002           2001
                                                         -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                     $ 1,239,601    $  (125,704)
   Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
     Depreciation                                            147,724        140,329
     Gain on sale of property                             (1,337,830)      (271,777)
     (Increase) decrease in Assets:
       Accounts receivable                                   205,006        362,072
       Inventories                                           237,317      1,012,432
       Prepaid and other current assets                      115,144       (117,658)
       Note receivable                                       (32,803)       (12,586)
     Increase (decrease) in Liabilities:
       Accounts payable and accrued expenses                  93,184         91,569
       Income taxes payable                                  441,709       (225,853)
                                                         -----------    -----------
   Net Cash Provided By Operating Activities               1,109,052        852,824
                                                         -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, plant, and equipment               (122,337)      (121,424)
   Sales (purchases) of investments                       (1,968,890)       347,673
   Proceeds from sale of property                          1,389,090        306,877
                                                         -----------    -----------
   Net Cash Provided By (Used In) Investing Activities      (702,137)       533,126
                                                         -----------    -----------


NET INCREASE IN CASH AND CASH EQUIVALENTS                    406,915      1,385,950

CASH AND CASH EQUIVALENTS, AT BEGINNING OF YEAR            2,015,918        629,968
                                                         -----------    -----------

CASH AND CASH EQUIVALENTS, AT END OF YEAR                $ 2,422,833    $ 2,015,918
                                                         ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the year for income taxes            $   159,670    $   230,000
                                                         ===========    ===========

During the year ended September 30, 2002, the company disposed of $308,820 of fully depreciated fixed assets.



                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED SEPTEMBER 30, 2002 AND 2001


                                         Common Stock          Additional                       Total
                                ---------------------------     Paid-in        Retained      Stockholders'
                                   Shares         Amount        Capital        Earnings        Equity
                                ------------   ------------   ------------   ------------    ------------

Balance at September 30, 2000      3,692,570   $    369,257   $  2,606,899   $  9,555,272    $ 12,531,428

September 30, 2001 net (loss)             --             --             --       (125,704)       (125,704)
                                ------------   ------------   ------------   ------------    ------------

Balance at September 30, 2001      3,692,570        369,257      2,606,899      9,429,568      12,405,724

September 30, 2002 net income             --             --             --      1,239,601       1,239,601
                                ------------   ------------   ------------   ------------    ------------

Balance at September 30, 2002      3,692,570   $    369,257   $  2,606,899   $ 10,669,169    $ 13,645,325
                                ============   ============   ============   ============    ============

The accompanying notes are an integral part of these financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2002 AND 2001


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business activity
-----------------
Sunair Electronics, Inc. (the "Company") is a Florida corporation organized in 1956. The Company is engaged in the design, manufacture, and sale of high frequency single sideband communication systems utilized for long-range voice and data transmissions in fixed station, airborne, mobile, and marine "para-military" applications. Sunair International Sales Corp., a wholly owned subsidiary, accounts for all foreign sales.

Principles of consolidation
---------------------------
The accompanying consolidated financial statements include the accounts of Sunair Electronics, Inc. and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of estimates
----------------
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and cash equivalents
The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

Accounts receivable
-------------------
Accounts receivable consists of balances due from sales. The Company uses the direct write-off method of accounting for uncollectible accounts receivable since bad debts are insignificant which is a departure from GAAP. The effect of this departure is not material to the financial statements. The Company considers accounts receivable to be fully collectible, accordingly no allowance for doubtful accounts is required. If amounts become uncollectible, they will be charged to operations when that determination is made.

Investments
-----------
U.S. Treasury Notes and Private Export Funding Corporation (PEFCO) notes that management has the intent and ability to hold to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts that are recognized in interest income using the interest method over the period to maturity.

Marketable and debt securities which management has classified as available-for-sale are carried at fair value with net unrealized gains and losses reported in operations. Realized gains and losses on marketable equity and debt securities are recognized upon sale using the specific identification method.

Inventories
-----------
Inventories consist of raw materials, work-in-process, and finished goods, stated at the lower of cost or market value using the first in, first out method. Fixed and variable manufacturing costs and overhead are included in the carrying values of finished goods and work-in-process. The Company records reserves for inventory shrinkage and obsolescence.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2002 AND 2001


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property, plant, and equipment
------------------------------
Property, plant and equipment are carried at cost. Depreciation is provided over the estimated useful lives of the assets using both the straight-line and accelerated methods. The estimated useful lives used to compute depreciation are as follows:

         Buildings and improvements           10 to 30 years
         Machinery and equipment               4 to 10 years

The cost of maintenance and repairs is charged to expense as incurred; renewals and betterments are capitalized. When properties are retired or otherwise disposed of, the cost of such properties and the related accumulated depreciation are removed from the accounts. Any profit or loss is credited, or charged to income.

Impairment of Long-Lived Assets and Long-Lived Assets to be disposed of
-----------------------------------------------------------------------
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which of the assets exceeds the fair value. Assets to be disposed of are reported at the lower of the carrying amount of fair value less costs to sell.

Income (loss) per share
-----------------------
Basic earnings per share amounts are computed by dividing the net income by the weighted average number of common shares outstanding. Diluted earnings per share amounts are computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents, and other potentially dilutive securities outstanding during the period.

Revenue recognition
-------------------
The Company and its subsidiary use the accrual basis of accounting. Sales revenues are recorded when products are shipped and title has passed to unaffiliated customers. Interest and dividends earned on investments are recorded when earned.

Advertising costs
-----------------
The Company expenses advertising costs as incurred. Advertising expenses total $8,525 and $8,370 for the years ended September 30, 2002 and 2001, respectively.

Research and development
------------------------
Expenditures for research and development are charged to income as incurred. Total research and development amounted to approximately $218,000 and $366,000 for the years ended September 30, 2002 and 2001, respectively.

Fair value of financial instruments
-----------------------------------
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to the short-term maturities of these assets and liabilities. Other financial instruments approximate their fair values by the use of quoted market prices and other appropriate valuation techniques, based on information available at year-end.

Concentration of credit risk
----------------------------
The Company at various times during the year maintains cash balances in excess of federally insured (FDIC) limits. The uninsured balances were approximately $906,500 and $1,095,000 at September 30, 2002 and 2001, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2002 AND 2001


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Business risk
-------------
The Company derives a portion of its revenue from international operations, under U.S. dollar denominated contracts. Risks associated with operating in international markets include equipment seizure, political instability, expropriation, nationalization, modification or renegotiation of contracts, war and civil disturbances or other risks that may limit or disrupt markets.

Comprehensive income
--------------------
Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on marketable securities. The Company had no components of comprehensive income for the years ended September 30, 2002 and 2001.

Income taxes
------------
The Company accounts for income taxes using SFAS No. 109, "Accounting for Income Taxes", which requires recognition of deferred tax liabilities and assets for expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recorded for deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Reclassification
----------------
Certain amounts in the prior period have been reclassified to conform to the 2002 presentations.

Recent Accounting Pronouncements
--------------------------------
SFAS No. 143, "Accounting for Asset Retirement Obligations". This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and subsequently allocated to expense using a systematic and rational method. Adoption of this statement is required for fiscal years beginning after June 15, 2002. The adoption of Statement No. 143 is not expected to materially affect the Company's financial statements.

SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of". This statement supersedes Statement No. 121 but retains many of its fundamental provisions. The statement also establishes a single accounting model, based on the framework established in Statement 121, for long-lived assets to be disposed of by sale. Additionally, the statement resolves significant implementation issues related to Statement No. 121. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The provision of Statement No. 144 is not expected to materially affect the Company's financial statements.

SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement, among other things, requires that gains and losses related to extinguishments of debt be classified as extraordinary items only if they meet the criteria in Opinion No.
30. The provision of Statement No. 145 related to the rescission of Statement No. 4 should be applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Opinion No. 30 for classification as an extraordinary item should be reclassified. The provision of Statement No. 145 is not expected to materially affect the Company's financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2002 AND 2001


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and replaces Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The effect of adopting SFAS No. 146 is not expected to have a material impact on the Company's financial position or results of operations.


NOTE 2 - INVESTMENTS

Investments held-to-maturity includes U.S. Treasury Notes and Private Export Funding Corporation (PEFCO) notes at September 30, 2002 and PEFCO notes at September 30, 2001. The Export-Import Bank of the United States, an agency of the United States, guarantees these PEFCO notes. Amortization of $28,670, related to the PEFCO premium, is included in the determination of net income for each of the years ended September 30, 2002 and 2001.

The following schedule reflects values at September 30, 2002 and 2001:


Name of Issuer and
Title of Issue                                          Principal             Cost               Market             Carrying
------------------                                   -----------------   ----------------    ----------------    ----------------

                                                                                        2002
                                                                                        ----
U.S Treasury Note 3.576%
   due November 15, 2006                                     $500,000           $498,459            $521,250            $498,459
PEFCO 7.95% secured
   note series UU due
   November 1, 2006                                         2,900,000          3,215,375           3,248,000           3,017,057
                                                     -----------------   ----------------    ----------------    ----------------
                                                           $3,400,000         $3,713,834          $3,769,250          $3,515,516
                                                     =================   ================    ================    ================

                                                                                        2001
                                                                                        ----
PEFCO 7.95% secured
   note series UU due
   November 1, 2006                                        $2,900,000         $3,215,375          $3,248,000          $3,045,731
                                                     =================   ================    ================    ================

The carrying amounts do not reflect accrued interest as of September 30, 2002 and 2001. The amounts are reflected in interest receivable.

During the year 2002 the Company purchased market and debt securities which management has classified as available-for-sale. The following schedule reflects market values at September 30, 2002:

                                                                                               Gross
                                                                                             Unrealized
                                                     Principal             Cost            Gains (losses)           Market
                                                  -----------------   ----------------    -----------------    -----------------
Federal Home Loan Bank
   due July 25, 2003                                      $500,000           $500,000                 $  -             $500,000
Florida St. Mun. Pwr Agy
   due October 1, 2021                                     500,000            500,000                    -              500,000
UBS AG Stamford
   due February 18, 2003                                   500,000            499,105                    -              499,105
                                                  -----------------   ----------------    -----------------    -----------------
                                                        $1,500,000         $1,499,105                 $  -           $1,499,105
                                                  =================   ================    =================    =================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2002 AND 2001


NOTE 3 - INVENTORIES

Inventories consist of the following at September 30, 2002 and 2001:

                                    2002              2001
                                 ----------        ----------

         Materials               $1,974,324        $1,848,096
         Work in progress         2,999,000         3,475,703
         Finished goods             463,780           350,622
                                                   ----------
                                 $5,437,104        $5,674,421
                                 ==========        ==========


NOTE 4 - NOTE RECEIVABLE

As partial payment for goods and services delivered, a foreign government agency has issued a note to one of the Company's customers. The note matures on April 15, 2007. The customer has assigned an interest therein to the Company, valued at approximately $335,000 and $302,000 at September 30, 2002 and 2001, respectively. Interest thereon is paid semi-annually at the rate of 9%. Interest receivable of $15,326 and $13,130, is included in interest receivable at September 30, 2002 and 2001, respectively.


NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following at September 30, 2002 and 2001:

                                              2002                2001
                                          -----------         -----------

         Land                             $    38,185         $    92,750
         Building and improvements          1,097,736           1,708,003
         Machinery and equipment            2,120,463           2,367,424
                                          -----------         -----------
                                            3,256,384           4,168,177
         Accumulated Depreciation          (2,522,305)         (3,354,139)
                                          -----------         -----------
                                          $   734,079         $   814,038
                                          ===========         ===========

On September 28, 2001, the Company sold approximately 1.4 acres of vacant land, and recognized a gain of $271,777.

On May 2, 2002, the Company sold its south building, which included 2.35 acres of land, parking lot, fence, and landscape and recognized a gain of $1,337,830.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2002 AND 2001


NOTE 6 - INCOME TAXES

The components of the Company's income tax (provision) benefit for the years ended September 30 are as follows:

                             2002              2001
                          ---------         ---------

         Current:
           Federal        $(631,113)        $  84,895
           State            (58,887)            6,500
                          ---------         ---------
                          $(690,000)        $  91,395
                          =========         =========


During 1995, it was determined that continued operations of its Interest Charge-Domestic International Sales Corporation (IC-DISC) subsidiary's tax election was no longer advantageous to the Company. Accordingly, the election of the subsidiary was discontinued and its retained earnings, of approximately $3,200,000, were distributed to the Company. Federal tax regulations provide for the taxation of such distribution over a ten year period in equal annual increments. Utilizing the maximum tax rates, the income tax consequence of such distribution will approximate $123,000 per year. No interest is payable on this unpaid portion.

The total (provision) benefit for 2002 and 2001 are more than amounts computed by applying the 34% statutory rates to income before income taxes for the following reasons:


                                                  2002               2001
                                                ---------         ---------
         Income (tax) benefit at the
            statutory rates                     $(656,064)        $  73,813
         State income (tax) benefit, net
            of federal (tax) benefit              (38,107)            4,300
         Other                                      4,171            13,282
                                                ---------         ---------
                                                $(690,000)        $  91,395
                                                =========         =========

Prepaid and other current assets included approximately $105,000 in income taxes for September 30, 2001, which was applied to 2002.

NOTE 7 - STOCK OPTIONS

At the annual meeting of shareholders held on January 24, 2000, the shareholders approved the cancellation of the stock option plan, previously adopted by the shareholders at the January 1998 shareholders meeting, and, in its stead, approved an aggregate of 400,000 shares of the Company's unissued common stock to be reserved for issuance to key employees as non-qualified stock options. The option price, numbers of shares and grant date are determined at the discretion of the Company's board of directors.

During the fiscal year ended September 30, 2001, options to purchase 235,000 shares at $2.25 per share were issued to key employees of the Company. Options for 79,800 shares are exercisable beginning in the second year of the option period and 77,600 shares in each of the third and fourth years. The options granted shall be exercisable up to and including five years from the date of grant.

During the fiscal year ended September 30, 2002, options to purchase 40,000 shares at $2.25 per share were issued to key employees of the Company. Options for 13,600 shares are exercisable beginning in the second year of the option period and 13,200 shares in each of the third and fourth years. The options granted shall be exercisable up to and including five years from the date of grant.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2002 AND 2001


NOTE 7 - STOCK OPTIONS (CONTINUED)

Stock options activity for the years ending September 30, 2002 and 2001 are as follows:



                                              2002                           2001
                                         --------------                ---------------
                                                   Weighted                        Weighted
                                     Number         Average         Number         Average
                                   of Shares    Exercise Price    of Shares    Exercise Price
                                   ---------    --------------    ---------    ---------------
Balances, beginning of year         235,000          2.25               --            --
Granted                              40,000          2.25          260,000          2.25
Exercised                                --                             --
Cancelled                            (5,000)        (2.25)         (25,000)        (2.25)
                                   --------         -----         --------         -----

Balances, end of year               270,000         $2.25          235,000         $2.25
                                   ========         =====         ========         =====

Stock options outstanding and exercisable at September 30, 2002 are as follows:

                                    Options Outstanding                         Options exercisable
                           ---------------------------------------    -------------------------------------
                                                  Weighted                 Weighted
            Exercise           Number              Average                  Average            Number
              Price          Outstanding        Remaining Life          Exercise Price       Exercisable
         ----------------  ----------------  ---------------------    -------------------- ----------------

             $ 2.25            270,000               3.5                    $ 2.25             78,100
         ================  ================  =====================    ==================== ================

There were no stock options exercisable at September 30, 2001.

The Company has elected to follow APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation," requires use of highly subjective assumptions in option valuation models. Under APB No. 25, the exercise price of the Company's employee stock options are not materially less than fair market price of the shares at the date of grant, therefore no compensation expense is recognized in the financial statements. Pro forma information regarding net income and earnings per share, determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123, is required by that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for all options granted:

                                                              2002                 2001
                                                        ------------------   ------------------
         Risk-free interest rate                                    3.45%                3.45%
         Dividend Rate                                                 0%                   0%
         Volatility factor                                         96.10%               96.10%
         Weighted average expected life (years)                       3.0                  3.0

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2002 AND 2001


NOTE 7 - STOCK OPTIONS (CONTINUED)

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. The Company's employee stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. It is management's opinion that the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

The amounts below represent the pro forma information calculated through use of the Black-Scholes model. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

                                                     2002              2001
                                                -------------      -----------

         Pro forma net income (loss)            $   1,125,272      $  (125,704)
                                                =============      ===========

         Pro forma net income per share:
                 Basic                          $        0.30      $     (0.03)
                 Diluted                        $        0.30      $     (0.03)


NOTE 8 - EMPLOYEE BENEFITS

The Company has a profit sharing and 401(k) Plan. Under the Plan, eligible employees may contribute up to 15% of their annual compensation. The Company may contribute to the Plan at the discretion of the Board of Directors. During the years ended September 30, 2002 and 2001, the Company contributed $16,000 and $16,000, respectively.

NOTE 9 - SEGMENT INFORMATION

The Company operates in a single industry, its principal products being communications equipment.

Sales by geographic area, and to U.S. and foreign governmental agencies for the years ended September 30 were as follows:

                                                        2002             2001
                                                     ----------      -----------
         Geographic area:
              United States                          $4,358,048      $4,521,113
              Turkey                                      1,861         304,360
              Malaysia                                  261,053         172,531
              Australia                                 136,197          89,726
              Egypt                                     840,034              --
              Other                                     286,245         279,065
                                                     ----------      ----------
                                                     $5,883,438      $5,366,795
                                                     ==========      ==========

         Sales to U.S. governmental agencies         $3,132,609      $3,145,438
                                                     ==========      ==========

         Sales to foreign governmental agencies      $  905,520      $  181,122
                                                     ==========      ==========

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
------------------------------------------------------------------------

NONE

                                    PART III
                                    --------

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------  --------------------------------------------------


                                                                                Family
Name                               Age           Position Held                Relationship
-----------------------------     -----       -------------------------       ------------
James E. Laurent                    66        Vice President/ Marketing       None
                                              Since 1988
                                              President, Chief
                                              Executive Officer
                                              and Director
                                              Since 2000

Henry A. Budde                      50        Chief Engineer                  None
                                              Since 1994
                                              Vice President /Operations
                                              Since 2000

Synnott B. Durham                   61        Cost Manager                    None
                                              Since 1979
                                              Treasurer, Chief
                                              Financial Officer
                                              Since 1994

Shirley Uricho                      69        Assistant                       None
                                              Secretary
                                              Since 1959
                                              Secretary
                                              Since 1992
                                              Director
                                              Since 2001

Earl M. Anderson, Jr.               77        Director                        None
                                              Since 1969

George F. Arata, Jr.                73        Director                        None
                                              Since 1995


Note - All directors' terms are for one year and until their successors are duly elected and qualified.

ITEM 10.  EXECUTIVE COMPENSATION
--------  ----------------------

The following information is given on an accrual basis for the year ending September 30, 2002 with respect to each director of the corporation whose aggregate salary and fees paid by the Corporation and its subsidiaries were more than $100,000 and each of the five highest paid officers of the Corporation whose aggregate direct remuneration exceeded that amount and all officers and directors of the Corporation as a group.



                                                                       Cash and Cash Equivalent
                                                                        Forms of Remuneration


                                                      Salaries, Fees,                Securities or Property
                    Capacity                          Director's Fees,               Insurance Benefits or
                    In Which                          Commissions and                Reimbursements, Personal
Name                Served                            Bonuses                        Benefits
---------------     -------------------------         -----------------------        ----------------------------------

James E.               President                             $125,000                                --
Laurent                and Chief
                       Executive Officer

                       All Officers                          $369,750                                --?
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

         Based solely upon a review of information furnished to the registrant during the most recent fiscal year, including written representations, no director, officer or beneficial owner of more than 10% of the company's common stock failed to file on a timely basis reports required by Section 16(A) of the Exchange Act during fiscal year 2002.



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

(2)  Based upon 3,692,570 shares outstanding at December 6, 2002.

The Corporation has 500,000 authorized shares of preferred stock, no par value; none have been issued. The only stock outstanding is 10 cents par value Common Stock.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------

Not Applicable

ITEM 13.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K
--------  ----------------------------------------------------------------

(a)      1. Financial Statements filed as a part of the Form 10-KSB Consolidated
         Balance Sheets as of
         September 30, 2002 and 2001                                                                   Page 7

         Statements of Consolidated Income for each of the
         two years in the period ended September 30, 2002                                              Page 8

         Statements of stockholders' equity for each of the
         two years in the period ended September 30, 2002                                              Page 9

         Consolidated Statements of Cash Flows for each
         of the two years in the period ended September
         30, 2002                                                                                      Page 9

         Notes to Consolidated Financial Statements                                                    Pages 10-17

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


(b) Reports on Form 8-K

         None

ITEM 14.  CONTROL AND PROCEDURES
--------------------------------

(a) Evaluation of Disclosure Controls and Procedures. The term "disclosure controls and procedures" is defined in Rule 13a - 14(c) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days before the filing of this annual report, and they have concluded that as of that date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

(b) Changes in Internal Controls. There were no significant changes to our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of their evaluation by our Chief Executive Officer and our Chief Financial Officer, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



SUNAIR ELECTRONICS, INC.                                 Date  December 6, 2002


By  /S/ James E. Laurent
    -------------------------
    James E. Laurent
    Director, President
    and Principal
    Executive Officer

By  /S/ Synnott B. Durham
    -------------------------
    Synnott B. Durham
    Treasurer and Principal
    Accounting Officer



By  /S/ Shirley Uricho
    -------------------------
    Shirley Uricho
    Director, Secretary


By  /S/ Earl M. Anderson, Jr.
    -------------------------
    Earl M. Anderson, Jr.
    Director


By  /S/ Georga F. Arata, Jr.
    -------------------------
    George F. Arata, Jr.
    Director

                                  CERTIFICATION

I, James E. Laurent, Chief Executive Officer of the Company, certify that:

1. I have reviewed this annual report on Form 10-KSB of Sunair Electronics, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


DATE:  December 6, 2002

/s/ James E. Laurent
---------------------------------------------------
James E. Laurent
President and Chief Executive Officer

                                  CERTIFICATION

I, Synnott B. Durham, Chief Financial Officer of the Company, certify that:

1. I have reviewed this annual report on Form 10-KSB of Sunair Electronics, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


DATE:  December 6, 2002

/s/ Synnott B. Durham
--------------------------------------------------
Synnott B. Durham
Treasurer and Chief Financial Officer