Form 10QSB
period 2002-12-31
SUNAIR ELECTRONICS INC
filed 2003-02-14
CIK 95366

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2002

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                          Commission file number I-4334

                            SUNAIR ELECTRONICS, INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


          FLORIDA                                                59-0780772
-------------------------------                              -------------------
(STATE OR OTHER JURISDICTION OF                              (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                               IDENTIFICATION NO.)


3005 SW THIRD AVE., FT. LAUDERDALE, FLA.                           33315
----------------------------------------                     -------------------
(ADDRESS OR PRINCIPAL EXECUTIVE OFFICE)                          (ZIP CODE)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE              (954) 525-1505
                                                             -------------------

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

Yes  [X]   No [ ]

Registrant's common stock - par value 10 cents, outstanding as of December 31, 2002 - 3,692,570 shares.

Transitional Small Business Disclosure format.  Yes  [X]   No [ ]

                     SUNAIR ELECTRONICS, INC. AND SUBSIDIARY

                                      INDEX
                                      -----
                                                                        PAGE NO.
                                                                        --------
       PART I.        FINANCIAL INFORMATION:

             CONSOLIDATED CONDENSED BALANCE SHEETS - -
                      DECEMBER 31, 2002 AND SEPTEMBER 30, 2002             3

             CONSOLIDATED CONDENSED STATEMENTS OF INCOME - -
                      THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001        4

             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS -
                      THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001        5

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL
                      STATEMENTS                                          6-8

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                      CONSOLIDATED CONDENSED STATEMENTS                  9-10

             CONTROLS AND PROCEDURES                                      11

       PART II.       OTHER INFORMATION                                   12

                          PART I. FINANCIAL INFORMATION

                     SUNAIR ELECTRONICS, INC. AND SUBSIDIARY
                CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

ASSETS                                                12/31/02       9/30/02
------                                               -----------   -----------

CURRENT ASSETS:
---------------
      CASH AND CASH EQUIVALENTS                      $ 1,207,310   $ 2,422,833
      ACCOUNTS RECEIVABLE                              1,032,754       784,738
      INTEREST RECEIVABLE                                185,552       128,633
      INVENTORIES                                      5,597,044     5,437,104
      SHORT TERM INVESTMENTS                           2,298,105     1,499,105
      CERTIFICATE OF DEPOSIT                                   0        84,313
      PREPAID EXPENSES AND OTHER
         CURRENT ASSETS                                   43,554        20,995
                                                     -----------   -----------

             TOTAL CURRENT ASSETS                     10,364,319    10,377,721
                                                     -----------   -----------

INVESTMENTS                                            3,508,348     3,515,516
-----------

NOTE RECEIVABLE                                          334,986       334,986
---------------

PROPERTY, PLANT AND EQUIPMENT-NET                        713,889       734,079
---------------------------------                    -----------   -----------

TOTAL ASSETS                                         $14,921,542   $14,962,302
------------                                         ===========   ===========

LIABILITIES & STOCKHOLDERS' EQUITY
----------------------------------

CURRENT LIABILITIES:
--------------------

      ACCOUNTS PAYABLE AND ACCRUED EXPENSES          $   963,177   $   504,268
      INCOME TAXES PAYABLE                                     0       568,709
                                                     -----------   -----------

           TOTAL CURRENT LIABILITIES                     963,177     1,072,977
                                                     -----------   -----------

LONG-TERM LIABILITIES:
----------------------

      INCOME TAXES PAYABLE, NET OF CURRENT PORTION       244,000       244,000
                                                     -----------   -----------

STOCKHOLDERS' EQUITY
--------------------

      PREFERRED STOCK, NO PAR VALUE,
           500,000 SHARES AUTHORIZED,
           NO SHARES ISSUED                                    0             0
      COMMON STOCK, $.10 PAR VALUE,
           6,000,000 SHARES AUTHORIZED,
           3,692,570 SHARES ISSUED
           AND OUTSTANDING                               369,257       369,257
      ADDITIONAL PAID-IN-CAPITAL                       2,606,899     2,606,899
      RETAINED EARNINGS                               10,738,209    10,669,169
                                                     -----------   -----------

           TOTAL STOCKHOLDERS' EQUITY                 13,714,365    13,645,325
                                                     -----------   -----------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY             $14,921,542   $14,962,302
----------------------------------------             ===========   ===========

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                  THREE MONTHS ENDED
                                             --------------------------
                                              12/31/02        12/31/01
                                             -----------    -----------

SALES                                        $ 1,065,447    $ 1,847,750
COST OF SALES                                    555,199      1,203,534
                                             -----------    -----------

GROSS PROFIT                                     510,248        644,216
SELLING, GENERAL & ADMINISTRATIVE EXPENSES       495,525        455,922
                                             -----------    -----------

OPERATING INCOME                                  14,723        188,294
OTHER INCOME:
    INTEREST INCOME                               77,163         62,092
    OTHER, NET                                    15,066          4,373
                                             -----------    -----------

INCOME BEFORE PROVISION
  FOR INCOME TAXES                               106,952        254,759

PROVISION FOR

  INCOME TAXES                                   (37,900)       (85,000)
                                             -----------    -----------

NET INCOME                                   $    69,052    $   169,759
                                             ===========    ===========

NET INCOME PER SHARE:
    BASIC                                    $      0.02    $      0.05
                                             ===========    ===========
    DILUTED                                  $      0.02    $      0.05
                                             ===========    ===========

WEIGHTED AVERAGE SHARES OUTSTANDING:
    BASIC                                      3,692,570      3,692,570
                                             ===========    ===========
    DILUTED                                    3,711,702      3,711,702
                                             ===========    ===========

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED
                                                    --------------------------
                                                      12/31/02      12/31/01
                                                    -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
    NET INCOME                                      $    69,052    $   169,759
    ADJUSTMENTS TO RECONCILE NET INCOME TO
       NET CASH USED IN OPERATING ACTIVITIES:
       DEPRECIATION                                      32,201         34,049
       (INCREASE) DECREASE IN ASSETS:
          ACCOUNTS RECEIVABLE                          (304,935)      (869,212)
          INVENTORIES                                  (159,940)        98,385
          PREPAID AND OTHER CURRENT ASSETS              (22,559)        88,604
       INCREASE (DECREASE) IN LIABILITIES:
          ACCOUNTS PAYABLE AND ACCRUED EXPENSES         458,909       (227,116)
          INCOME TAXES PAYABLE                         (568,709)             0
                                                    -----------    -----------
    NET CASH USED IN OPERATING ACTIVITIES              (495,981)      (705,531)
                                                    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    PURCHASE OF PROPERTY, PLANT, AND EQUIPMENT          (12,023)       (55,816)
    SALES (PURCHASES) OF INVESTMENTS                   (707,519)         7,168
                                                    -----------    -----------
    NET CASH USED IN INVESTING ACTIVITIES              (719,542)       (48,648)
                                                    -----------    -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS            (1,215,523)      (754,179)

CASH AND CASH EQUIVALENTS, AT BEGINNING OF YEAR       2,422,833      2,015,918
                                                    -----------    -----------

CASH AND CASH EQUIVALENTS, AT END OF YEAR           $ 1,207,310    $ 1,261,739
                                                    ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    CASH PAID DURING THE YEAR FOR INCOME TAXES      $   640,000    $         0
                                                    ===========    ===========

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

       1.      BASIS OF PRESENTATION
               THE ACCOMPANYING UNAUDITED FINANCIAL STATEMENTS HAVE BEEN PREPARED IN ACCORDANCE WITH THE INSTRUCTIONS TO FORM 10-QSB AND DO NOT INCLUDE ALL OF THE INFORMATION AND FOOTNOTES REQUIRED BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR COMPLETE FINANCIAL STATEMENTS. IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS (CONSISTING OF NORMAL RECURRING ACCRUALS) CONSIDERED NECESSARY FOR A FAIR PRESENTATION HAVE BEEN INCLUDED. OPERATING RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 2002 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS THAT MAY BE EXPECTED FOR THE FISCAL YEAR ENDING SEPTEMBER 30,2003. FOR FURTHER INFORMATION REFER TO THE CONSOLIDATED FINANCIAL STATEMENTS AND FOOTNOTES THERETO INCLUDED IN THE COMPANY'S ANNUAL REPORT IN FORM 10-KSB FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2002.

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

       (C)     RESEARCH AND DEVELOPMENT COSTS-
               ALL RESEARCH AND DEVELOPMENT COSTS ARE CHARGED TO EXPENSE AS INCURRED.

       (D)     EARNINGS PER COMMON SHARE-
               EARNINGS PER COMMON SHARE ARE COMPUTED BASED ON WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING DURING EACH PERIOD.

       (E)     INVENTORIES-
               INVENTORIES CONSIST OF THE FOLLOWING:

                                             12/31/02     9/30/02
                                            ----------   ----------
                          RAW MATERIALS     $1,777,057   $1,974,324
                          WORK IN PROCESS    3,339,985    2,999,000
                          FINISHED GOODS       480,002      463,780
                                            ----------   ----------
                                            $5,597,044   $5,437,104

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

       5.      STOCK OPTIONS:

               AT THE FISCAL YEAR ENDED SEPTEMBER 30, 2002, OPTIONS TO PURCHASE 270,000 SHARES AT $2.25 PER SHARE HAD BEEN ISSUED TO KEY EMPLOYEES OF THE COMPANY. OPTIONS FOR 91,700 SHARES ARE EXERCISABLE BEGINNING IN THE SECOND YEAR OF THE OPTION PERIOD AND 89,150 SHARES IN EACH OF THE THIRD AND FOURTH YEARS. THE OPTIONS GRANTED SHALL BE EXERCISABLE UP TO AND INCLUDING FIVE YEARS FROM THE DATE OF GRANT.

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

               SFAS NO. 145, "RESCISSION OF FASB STATEMENTS NO. 4, 44, AND 64, AMENDMENT OF FASB STATEMENT NO. 13 AND TECHNICAL CORRECTIONS". THIS STATEMENT, AMONG OTHER THINGS, REQUIRES THAT GAINS AND LOSSES RELATED TO EXTINGUISHMENTS OF DEBT BE CLASSIFIED AS EXTRAORDINARY ITEMS ONLY IF THEY MEET THE CRITERIA IN OPINION NO.
               30. THE PROVISION OF STATEMENT NO. 145 RELATED TO THE RESCISSION OF STATEMENT NO. 4 SHOULD BE APPLIED IN FISCAL YEARS BEGINNING AFTER MAY 15, 2002. ANY GAIN OR LOSS ON EXTINGUISHMENT OF DEBT THAT WAS CLASSIFIED AS AN EXTRAORDINARY ITEM IN PRIOR PERIODS PRESENTED THAT DOES NOT MEET THE CRITERIA IN OPINION NO. 30 FOR CLASSIFICATION AS AN EXTRAORDINARY ITEM SHOULD BE RECLASSIFIED. THE PROVISION OF STATEMENT NO. 145 IS NOT EXPECTED TO MATERIALLY AFFECT THE COMPANY'S FINANCIAL STATEMENTS.

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

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

LIQUIDITY:
----------

DURING THE FIRST THREE MONTHS OF THE CURRENT FISCAL YEAR ENDING DECEMBER 31, 2002, THE COMPANY MAINTAINED CASH AND CASH EQUIVALENTS MORE THAN ADEQUATE TO COVER KNOWN REQUIREMENTS, UNFORESEEN EVENTS OR UNCERTAINTIES THAT MIGHT OCCUR. DURING THE THREE MONTH PERIOD, CASH AND CASH EQUIVALENTS MAINTAINED AN AVERAGE BALANCE OF $1,638,000, COMPARED TO AN AVERAGE BALANCE OF $2,174,000 FOR THE TWELVE MONTHS ENDED SEPTEMBER 30, 2002. CASH EQUIVALENTS ARE TAX EXEMPT MONEY MARKET FUNDS THAT ARE READILY AVAILABLE FOR IMMEDIATE USE SHOULD THE OCCASION ARISE. IT IS ANTICIPATED THAT THE COMPANY WILL REMAIN AS LIQUID DURING THE REST OF FISCAL 2003. INVENTORIES CONTAIN NO OBSOLESCENCE AS ADJUSTMENTS ARE MADE AS THEY OCCUR. ACCOUNTS AND NOTES RECEIVABLE CONTAIN NO BAD DEBTS. INTERIM NON CASH RESERVES ARE MAINTAINED TO COVER WARRANTY REPAIRS AND OTHER CHARGES THAT MAY BE IN DISPUTE. ALL MONETARY TRANSACTIONS ARE IN U.S. DOLLARS AND NO LETTERS OF CREDIT INVOLVE FOREIGN EXCHANGE.

CAPITAL RESOURCES:
------------------

DURING THE FIRST THREE MONTHS OF THE CURRENT FISCAL YEAR, THE COMPANY EXPENDED $12,023 FOR CAPITAL ASSETS. NO EXPENDITURES ARE CONTEMPLATED FOR PLANT EXPANSION OR EXTENSIVE MAINTENANCE. THE COMPANY HAS NO LONG TERM DEBT AND NONE IS CONTEMPLATED. LIABILITIES CONSIST OF CURRENT ACCOUNTS PAYABLE AND EXPENSES RELATED TO THE CURRENT ACCOUNTING PERIOD.

RESULTS OF OPERATIONS:
----------------------

DURING THE FIRST QUARTER OF THE CURRENT FISCAL YEAR ENDED DECEMBER 31, 2002, SHIPMENTS WERE $1,065,447, DOWN FROM SHIPMENTS OF $1,847,750 OR 42.3% FOR THE SAME QUARTER ONE YEAR AGO. EXPORT SHIPMENTS FOR THE THREE MONTHS ENDED DECEMBER 31, 2002 WERE $100,854 OR 9.5% OF TOTAL SALES, DOWN $906,777 OR 90.0% FROM THE
SAME PERIOD ONE YEAR AGO. DOMESTIC SHIPMENTS FOR THE FIRST THREE MONTHS OF THE CURRENT FISCAL YEAR WERE $964,593, COMPARABLE TO SHIPMENTS FOR THE SAME PERIOD ONE YEAR AGO OF $840,119, UP $124,474 OR 14.8%.

SHIPMENTS FOR THE FIRST THREE MONTHS ARE LOWER THAN SHIPMENTS FOR THE SAME PERIOD ONE YEAR AGO DUE TO THE DELIVERY OF A SINGLE U.S. GOVERNMENT FOREIGN MILITARY FUNDED (FMF) CONTRACT FOR AN $810,000 SYSTEM IN THE FIRST QUARTER OF ONE YEAR AGO. THIS DIFFERENCE IS NOT AN INDICATION OF ANY TREND OR DEFLATING SALES FACTOR AS EVIDENCED BY THE CURRENT BACKLOG. LARGER SHIPMENTS REQUIRING SINGLE SHIPMENTS MAY OCCUR. BACKLOG AT DECEMBER 31, 2002 WAS $2,892,000 AS COMPARED TO $766,000 FOR THE SAME PERIOD A YEAR AGO. NOT INCLUDED IN THIS BACKLOG IS PROJECTED ORDERS ON CONTRACTS RECEIVED IN FISCAL 1999 AND 2000 IN EXCESS OF $19,000,000 OVER A FIVE YEAR PERIOD. APPROXIMATELY $6,000,000 IN ORDERS ON THESE CONTRACTS WAS SHIPPED IN FISCAL 2000 THROUGH THE CURRENT PERIOD.

----------------------

COST OF SALES WAS LOWER AT 52.1% OF SALES IN THE FIRST QUARTER OF FISCAL 2003 AS COMPARED TO 65.1% OF SALES IN THE SAME PERIOD ONE YEAR AGO DUE PRIMARILY TO REDUCED MANUFACTURING OVERHEADS AND INCREASED DIRECT LABOR. MANAGEMENT CONTINUES TO FOCUS ON IMPROVED OPERATIONS AND MANUFACTURING PROCESSES FOR IMPROVED EFFICIENCIES AND REDUCED OVERHEADS. EMPHASIS WILL CONTINUE TO BE PLACED ON REDUCTION OF INVENTORY LEVELS.

INVENTORY AT DECEMBER 31, 2002 WAS $159,940 HIGHER THAN SEPTEMBER 30, 2002 DUE TO PURCHASES OF MATERIALS AND PRODUCTION TO MEET SCHEDULED SHIPMENTS IN FUTURE PERIODS AS INDICATED BY CURRENT BACKLOG AT PERIOD END. NECESSARY INCREASES IN INVENTORY WILL BE CLOSELY MONITORED. DUE TO AN INCREASED NUMBER OF PRODUCT CONFIGURATIONS, IT IS NECESSARY TO CARRY A QUANTITY OF MANY DIFFERENT MODELS IN FINISHED GOODS, AND WORK-IN-PROCESS, FOR FAST TURN AROUND REQUIREMENTS WHEN DELIVERY ORDERS ARE RECEIVED.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES OF $495,525 INCREASED $39,603 FROM THE SAME PERIOD ONE YEAR AGO DUE PRIMARILY TO INCREASED PERSONNEL AND TRAVEL EXPENSES IN THE SALES AND MARKETING AREA. HIGHER LEVELS IN THE DIRECT LABOR FORCE CONTINUE IN ORDER TO REACH SUFFICIENT FINISHED GOODS LEVELS TO MEET SCHEDULED DELIVERY ORDERS.

INTEREST INCOME INCREASED $15,071 ON INCREASED INVESTMENTS FOR THE FIRST THREE MONTHS OF THE CURRENT FISCAL YEAR ALTHOUGH YIELDS CONTINUE TO BE EXTREMELY LOW.

THE COMPANY CONTINUES TO EXPERIENCE SUCCESS AS A TOTAL HIGH FREQUENCY (HF) SOLUTION PROVIDER IN LIEU OF THE TRADITIONAL ORDERS FOR MANUFACTURED HARDWARE. BACKLOG INCREASED FROM $360,000 AT SEPTEMBER 30, 2002 TO $2,892,000 FOR THE FIRST QUARTER OF FISCAL 2003. THE MAJORITY OF SHIPMENTS AGAINST THE CURRENT BACKLOG WILL OCCUR IN THE THIRD AND FOURTH QUARTERS OF THE CURRENT FISCAL YEAR.

INCREASED MARKETING EFFORTS HAVE QUALIFIED OUR SELECTION TO A SHORT LIST TO DESIGN HARDWARE, DEVELOP SOFTWARE AND DELIVER SYSTEMS FOR AN HF COASTAL STATION ON SEVERAL PROJECTS IN THE PACIFIC RIM WHICH HAVE BEEN IN DISCUSSION FOR OVER THREE YEARS. OTHER SYSTEMS OPPORTUNITIES HAVE BEEN IDENTIFIED IN AUSTRALIA AND TAIWAN WITH PLANS UNDERWAY TO DEMONSTRATE AND QUALIFY OUR PRODUCTS AND CAPABILITIES IN OTHER COUNTRIES.

THE COMPANY WILL CONTINUE ITS EFFORTS TO EXPLOIT A NEW PERCEPTION OF THE COMPANY'S ABILITIES TO DESIGN AND DELIVER UNIQUE AND SPECIALIZED HIGH FREQUENCY SYSTEMS OPENING NEW OPPORTUNITIES FOR EXPANSION AND GROWTH.

ITEM 3. CONTROL AND PROCEDURES
------------------------------

(A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. THE TERM "DISCLOSURE CONTROLS AND PROCEDURES" IS DEFINED IN RULE 13A - 14(C) OF THE SECURITIES EXCHANGE ACT OF 1934, OR THE EXCHANGE ACT. THIS TERM REFERS TO THE CONTROLS AND PROCEDURES OF A COMPANY THAT ARE DESIGNED TO ENSURE THAT INFORMATION REQUIRED TO BE DISCLOSED BY A COMPANY IN THE REPORTS THAT IT FILES UNDER THE EXCHANGE ACT IS RECORDED, PROCESSED, SUMMARIZED AND REPORTED WITHIN REQUIRED TIME PERIODS. OUR CHIEF EXECUTIVE OFFICER AND OUR CHIEF FINANCIAL OFFICER HAVE EVALUATED THE EFFECTIVENESS OF OUR DISCLOSURE CONTROLS AND PROCEDURES AS OF A DATE WITHIN 90 DAYS BEFORE THE FILING OF THIS QUARTERLY REPORT, AND THEY HAVE CONCLUDED THAT AS OF THAT DATE, OUR DISCLOSURE CONTROLS AND PROCEDURES WERE EFFECTIVE AT ENSURING THAT REQUIRED INFORMATION WILL BE DISCLOSED ON A TIMELY BASIS IN OUR REPORTS FILED UNDER THE EXCHANGE ACT.

(B) CHANGES IN INTERNAL CONTROLS. THERE WERE NO SIGNIFICANT CHANGES TO OUR INTERNAL CONTROLS OR IN OTHER FACTORS THAT COULD SIGNIFICANTLY AFFECT OUR INTERNAL CONTROLS SUBSEQUENT TO THE DATE OF THEIR EVALUATION BY OUR CHIEF EXECUTIVE OFFICER AND OUR CHIEF FINANCIAL OFFICER, INCLUDING ANY CORRECTIVE ACTIONS WITH REGARD TO SIGNIFICANT DEFICIENCIES AND MATERIAL WEAKNESSES.

PART II   OTHER INFORMATION


5.     OTHER INFORMATION

       NONE

6.     EXHIBITS AND REPORTS ON FORM 8-K

       (A) EXHIBITS

           99.1 CERTIFICATE OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. 1350)

           99.2 CERTIFICATE OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. 1350)

       (B) REPORTS ON FORM 8-K

           NONE

                                   SIGNATURES
                                   ----------

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE ACT OF
1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          SUNAIR ELECTRONICS, INC.


DATE     FEBRUARY 13, 2003                /S/ JAMES E. LAURENT
     --------------------------           ----------------------------
                                          JAMES E. LAURENT, PRINCIPAL
                                          EXECUTIVE OFFICER


DATE     FEBRUARY 13, 2003                /S/ SYNNOTT B. DURHAM
     --------------------------           ----------------------------
                                          SYNNOTT B. DURHAM, PRINCIPAL
                                          ACCOUNTING OFFICER

                                  CERTIFICATION

I, James E. Laurent, Chief Executive Officer of the Company, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Sunair Electronics, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE: February 13, 2003

/s/ James E. Laurent
--------------------
James E. Laurent
President and Chief Executive Officer

                                  CERTIFICATION

I, Synnott B. Durham, Chief Financial Officer of the Company, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Sunair Electronics, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE: February 13, 2003

/s/ Synnott B. Durham
-------------------------------------
Synnott B. Durham
Treasurer and Chief Financial Officer