Form 10QSB
period 2003-03-31
SUNAIR ELECTRONICS INC
filed 2003-05-15
CIK 95366

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

[x]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                          Commission file number I-4334

                            SUNAIR ELECTRONICS, INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


          FLORIDA                                                59-0780772
-------------------------------                              -------------------
(STATE OR OTHER JURISDICTION OF                              (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                               IDENTIFICATION NO.)


3005 SW THIRD AVE., FT. LAUDERDALE, FLA.                          33315
----------------------------------------------               -------------------
   (ADDRESS OR PRINCIPAL EXECUTIVE OFFICE)                      (ZIP CODE)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE             (954) 525-1505
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

Registrant's common stock - par value 10 cents, outstanding as of March 31, 2003
- 3,692,570 shares.

                     SUNAIR ELECTRONICS, INC. AND SUBSIDIARY

                                      INDEX
                                      *****
                                                                     PAGE NO.
                                                                     ********
       PART I.        FINANCIAL INFORMATION:

             CONDENSED CONSOLIDATED BALANCE SHEETS - -
                      MARCH 31, 2003 AND SEPTEMBER 30, 2002              3

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME - -
                      SIX MONTHS ENDED MARCH 31, 2003 AND 2002           4

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME - -
                      THREE MONTHS ENDED MARCH 31, 2003 AND 2002         5

             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS -
                      SIX MONTHS ENDED MARCH 31, 2003 AND 2002           6

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                      STATEMENTS                                        7-9

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS              10-11


       PART II.       OTHER INFORMATION                                 13

                          PART I. FINANCIAL INFORMATION

                     SUNAIR ELECTRONICS, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)



ASSETS                                                 03/31/03        9/30/02
------                                                -----------    -----------

CURRENT ASSETS:
---------------
      CASH AND CASH EQUIVALENTS                       $ 1,459,597    $ 2,422,833
      ACCOUNTS RECEIVABLE                               1,117,044        784,738
      INTEREST RECEIVABLE                                 240,539        128,633
      INVENTORIES                                       5,729,664      5,437,104
      SHORT TERM INVESTMENTS                            1,802,033      1,499,105
      CERTIFICATE OF DEPOSIT                                    0         84,313
      PREPAID EXPENSES AND OTHER
         CURRENT ASSETS                                    53,812         20,995
                                                      -----------    -----------

             TOTAL CURRENT ASSETS                      10,402,689     10,377,721
                                                      -----------    -----------
INVESTMENTS                                             3,501,179      3,515,516
-----------

NOTE RECEIVABLE                                           334,986        334,986
---------------

PROPERTY, PLANT AND EQUIPMENT-NET                         681,688        734,079
---------------------------------                     -----------    -----------

TOTAL ASSETS                                          $14,920,542    $14,962,302
============                                          ===========    ===========

LIABILITIES & STOCKHOLDERS' EQUITY
----------------------------------

CURRENT LIABILITIES:
--------------------

      ACCOUNTS PAYABLE AND ACCRUED EXPENSES           $   898,363    $   504,268
      INCOME TAXES PAYABLE                                    509        568,709
                                                      -----------    -----------

           TOTAL CURRENT LIABILITIES                      898,872      1,072,977
                                                      -----------    -----------

LONG-TERM LIABILITIES:
----------------------

      INCOME TAXES PAYABLE, NET OF CURRENT PORTION        244,000        244,000
                                                      -----------    -----------

STOCKHOLDERS' EQUITY
--------------------

      PREFERRED STOCK, NO PAR VALUE,
           500,000 SHARES AUTHORIZED,
           NO SHARES ISSUED                                     0              0
      COMMON STOCK, $.10 PAR VALUE,
           6,000,000 SHARES AUTHORIZED,
           3,692,570 SHARES ISSUED
           AND OUTSTANDING                                369,257        369,257
      ADDITIONAL PAID-IN-CAPITAL                        2,606,899      2,606,899
      RETAINED EARNINGS                                10,801,514     10,669,169
                                                      -----------    -----------

           TOTAL STOCKHOLDERS' EQUITY                  13,777,670     13,645,325
                                                      -----------    -----------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY              $14,920,542    $14,962,302
========================================              ===========    ===========

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                   SIX MONTHS ENDED
                                              ---------------------------
                                                3/31/03         3/31/02
                                              -----------     -----------
SALES                                         $ 2,300,739     $ 2,884,580
COST OF SALES                                   1,352,998       1,737,746
                                              -----------     -----------

GROSS PROFIT                                      947,741       1,146,834
SELLING, GENERAL & ADMINISTRATIVE EXPENSES        891,904         893,087
                                              -----------     -----------

OPERATING INCOME                                   55,837         253,747
OTHER INCOME:
    INTEREST INCOME                               165,570         124,631
    OTHER, NET                                    (17,250)          2,502
                                              -----------     -----------

INCOME BEFORE PROVISION
  FOR INCOME TAXES                                204,157         380,880

PROVISION FOR
  INCOME TAXES                                    (71,800)       (136,800)
                                              -----------     -----------

NET INCOME                                    $   132,357     $   244,080
                                              ===========     ===========

NET INCOME PER SHARE:
    BASIC                                     $      0.04     $      0.07
                                              ===========     ===========
    DILUTED                                   $      0.04     $      0.07
                                              ===========     ===========

WEIGHTED AVERAGE SHARES OUTSTANDING:
    BASIC                                       3,692,570       3,692,570
                                              ===========     ===========
    DILUTED                                     3,711,702       3,711,702
                                              ===========     ===========

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                  THREE MONTHS ENDED
                                              ---------------------------
                                                3/31/03         3/31/02
                                              -----------     -----------

SALES                                         $ 1,235,292     $ 1,036,830
COST OF SALES                                     797,799         534,212
                                              -----------     -----------

GROSS PROFIT                                      437,493         502,618
SELLING, GENERAL & ADMINISTRATIVE EXPENSES        396,379         437,165
                                              -----------     -----------

OPERATING INCOME                                   41,114          65,453
OTHER INCOME:
    INTEREST INCOME                                88,407          62,539
    OTHER, NET                                    (32,316)         (1,871)
                                              -----------     -----------

INCOME BEFORE PROVISION
  FOR INCOME TAXES                                 97,205         126,121

PROVISION FOR
  INCOME TAXES                                    (33,900)        (51,800)
                                              -----------     -----------

NET INCOME                                    $    63,305     $    74,321
                                              ===========     ===========

NET INCOME PER SHARE:
    BASIC                                     $      0.02     $      0.02
                                              ===========     ===========
    DILUTED                                   $      0.02     $      0.02
                                              ===========     ===========

WEIGHTED AVERAGE SHARES OUTSTANDING:
    BASIC                                       3,692,570       3,692,570
                                              ===========     ===========
    DILUTED                                     3,711,702       3,711,702
                                              ===========     ===========

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                     SIX MONTHS ENDED
                                                               ---------------------------
                                                                 3/31/03         3/31/02
                                                               -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    NET INCOME                                                 $   132,357     $   244,080
    ADJUSTMENTS TO RECONCILE NET INCOME TO
       NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
       DEPRECIATION                                                 64,402          68,123
       (INCREASE) DECREASE IN ASSETS:
          ACCOUNTS RECEIVABLE                                     (444,212)        270,036
          INVENTORIES                                             (292,560)       (282,829)
          PREPAID AND OTHER CURRENT ASSETS                         (32,817)         89,995
       INCREASE (DECREASE) IN LIABILITIES:
          ACCOUNTS PAYABLE AND ACCRUED EXPENSES                    394,095         (12,901)
          INCOME TAXES PAYABLE                                    (568,200)        136,800
                                                               -----------     -----------
    NET CASH (USED IN) OPERATING ACTIVITIES                       (746,935)        513,304
                                                               -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    PURCHASE OF PROPERTY, PLANT, AND EQUIPMENT                     (12,023)        (68,105)
    SALES (PURCHASES) OF INVESTMENTS                              (204,278)       (484,768)
                                                               -----------     -----------
    NET CASH (USED IN) INVESTING ACTIVITIES                       (216,301)       (552,873)
                                                               -----------     -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                         (963,236)        (39,569)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                   2,422,833       2,015,918
                                                               -----------     -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                       $ 1,459,597     $ 1,976,349
                                                               ===========     ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    CASH PAID DURING THE YEAR FOR INCOME TAXES                 $   640,000     $         0
                                                               ===========     ===========

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

       1.      BASIS OF PRESENTATION
               THE ACCOMPANYING UNAUDITED FINANCIAL STATEMENTS HAVE BEEN PREPARED IN ACCORDANCE WITH THE INSTRUCTIONS TO FORM 10-QSB AND DO NOT INCLUDE ALL OF THE INFORMATION AND FOOTNOTES REQUIRED BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR COMPLETE FINANCIAL STATEMENTS. IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS (CONSISTING OF NORMAL RECURRING ACCRUALS) CONSIDERED NECESSARY FOR A FAIR PRESENTATION HAVE BEEN INCLUDED. OPERATING RESULTS FOR THE SIX MONTHS ENDED MARCH 31, 2003 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS THAT MAY BE EXPECTED FOR THE FISCAL YEAR ENDING SEPTEMBER 30,2003. FOR FURTHER INFORMATION REFER TO THE CONSOLIDATED FINANCIAL STATEMENTS AND FOOTNOTES THERETO INCLUDED IN THE COMPANY'S ANNUAL REPORT IN FORM 10-KSB FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2002.

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

       (C)     RESEARCH AND DEVELOPMENT COSTS-
               ALL RESEARCH AND DEVELOPMENT COSTS ARE CHARGED TO EXPENSE AS INCURRED.

       (D)     EARNINGS PER COMMON SHARE-
               EARNINGS PER COMMON SHARE ARE COMPUTED BASED ON WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING DURING EACH PERIOD.

       (E)     INVENTORIES-
               INVENTORIES CONSIST OF THE FOLLOWING:

                                                        3/31/03         9/30/02
                                                      ----------      ----------
                             RAW MATERIALS            $1,871,520      $1,974,324
                             WORK IN PROCESS           3,283,239       2,999,000
                             FINISHED GOODS              574,905         463,780
                                                      ----------      ----------
                                                      $5,729,664      $5,437,104

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

       3.      INCOME TAXES

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

       4.      PREFERRED STOCK

               THE COMPANY HAS 500,000 AUTHORIZED SHARES OF PREFERRED STOCK, NO PAR VALUE, THAT MAY BE ISSUED AT SUCH TERMS AND PROVISIONS AS DETERMINED BY THE BOARD OF DIRECTORS. NONE ARE OUTSTANDING.

       5.      STOCK OPTIONS

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

               SFAS NO. 148, "ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE". IN DECEMBER 2002, THE FASB ISSUED SFAS NO. 148, "ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE". SFAS NO. 148 DOES NOT ALTER THE PROVISIONS OF SFAS 123, NOR DOES IT REQUIRE STOCK-BASED COMPENSATION TO BE MEASURED UNDER THE FAIR-VALUE METHOD. RATHER, SFAS 148 PROVIDES ALTERNATIVE TRANSITION METHODS TO COMPANIES THAT ELECT TO EXPENSE STOCK-BASED COMPENSATION USING THE FAIR-VALUE APPROACH UNDER SFAS NO. 123. THE ADOPTION OF SFAS 148 IS NOT EXPECTED TO AFFECT THE COMPANY'S FINANCIAL POSITION OR RESULTS OF OPERATIONS.

       7       FINANCIAL INSTRUMENTS

               THE CARRYING AMOUNTS OF CASH EQUIVALENTS, ACCOUNTS RECEIVABLE, LOANS PAYABLE, ACCOUNTS PAYABLE AND ACCRUED INCOME TAXES PAYABLE APPROXIMATE FAIR VALUE DUE TO THE SHORT MATURITY OF THE INSTRUMENTS AND RESERVES FOR POTENTIAL LOSSES, AS APPLICABLE.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

LIQUIDITY
---------


DURING THE FIRST SIX MONTHS OF THE CURRENT FISCAL YEAR ENDING SEPTEMBER 30, 2003, THE COMPANY MAINTAINED CASH AND CASH EQUIVALENTS MORE THAN ADEQUATE TO COVER KNOWN REQUIREMENTS, UNFORESEEN EVENTS OR UNCERTAINTIES THAT MIGHT OCCUR. DURING THE SIX MONTH PERIOD, CASH AND CASH EQUIVALENTS MAINTAINED AN AVERAGE BALANCE OF $1,494,000, COMPARED TO AN AVERAGE BALANCE OF $2,174,000 FOR THE TWELVE MONTHS ENDED SEPTEMBER 30, 2002. CASH EQUIVALENTS ARE TAX EXEMPT MONEY MARKET FUNDS THAT ARE READILY AVAILABLE FOR IMMEDIATE USE SHOULD THE OCCASION ARISE. IT IS ANTICIPATED THAT THE COMPANY WILL REMAIN AS LIQUID DURING THE REST OF FISCAL 2003. INVENTORIES CONTAIN NO OBSOLESCENCE AS ADJUSTMENTS ARE MADE AS THEY OCCUR. ACCOUNTS AND NOTES RECEIVABLE CONTAIN NO BAD DEBTS. INTERIM NON CASH RESERVES ARE MAINTAINED TO COVER WARRANTY REPAIRS AND OTHER CHARGES THAT MAY BE IN DISPUTE. ALL MONETARY TRANSACTIONS ARE IN U.S. DOLLARS AND NO LETTERS OF CREDIT INVOLVE FOREIGN EXCHANGE.

CAPITAL RESOURCES
------------------

DURING THE FIRST SIX MONTHS OF THE CURRENT FISCAL YEAR, THE COMPANY EXPENDED $12,023 FOR CAPITAL ASSETS. NO EXPENDITURES ARE CONTEMPLATED FOR PLANT EXPANSION OR EXTENSIVE MAINTENANCE. THE COMPANY HAS NO LONG TERM DEBT AND NONE IS CONTEMPLATED. LIABILITIES CONSIST OF CURRENT ACCOUNTS PAYABLE AND EXPENSES RELATED TO THE CURRENT ACCOUNTING PERIOD.

RESULTS OF OPERATIONS
----------------------

DURING THE SECOND QUARTER OF THE CURRENT FISCAL YEAR, SHIPMENTS WERE $1,235,292, UP FROM SHIPMENTS OF $1,065,447 FOR QUARTER ENDED DECEMBER 31, 2002. SHIPMENTS FOR THE SIX MONTHS ENDED MARCH 31, 2003 WERE $2,300,739 DOWN FROM SHIPMENTS OF $2,884,580 OR 20.2% FOR THE SAME PERIOD ONE YEAR AGO. EXPORT SHIPMENTS FOR THE SIX MONTHS ENDED MARCH 31, 2003 WERE $460,155 OR 20.0% OF TOTAL SALES, DOWN $719,390 OR 61.0% FROM THE SAME PERIOD ONE YEAR AGO. DOMESTIC SHIPMENTS FOR THE FIRST SIX MONTHS OF THE CURRENT FISCAL YEAR WERE $1,840,584 OR 8.0% AHEAD OF SHIPMENTS FOR THE SAME PERIOD ONE YEAR AGO OF $1,705,035.

SHIPMENTS FOR THE FIRST SIX MONTHS WERE LOWER THAN SHIPMENTS FOR THE SAME PERIOD ONE YEAR AGO DUE TO EXTENDED DELIVERIES ON EXISTING CONTRACTS AS WELL AS DELAYED SIGNING OF NEW CONTRACTS. THIS DIFFERENCE IS NOT AN INDICATION OF ANY TREND OR DEFLATING SALES FACTOR. BACKLOG AT MARCH 31, 2003 WAS $1,970,000 AS COMPARED TO $561,000 FOR THE SAME PERIOD A YEAR AGO. A MAJOR ADD-ON AMENDMENT FOR AN INCREASE OF $4,500,000 FOR INTEGRATED VOICE/DATA COMMAND AND CONTROL HF NETWORKS WILL OCCUR IN THE THIRD QUARTER OF FISCAL 2003. AUTHORIZATION TO START WORK HAS BEEN RECEIVED AGAINST THIS AMENDMENT. DELIVERIES AGAINST THIS ORDER WILL COMMENCE IN THE FOURTH QUARTER OF FISCAL 2003.

----------------------


INVENTORY AT MARCH 31, 2003 WAS $292,560 HIGHER THAN SEPTEMBER 30, 2002 DUE TO PURCHASES OF MATERIALS AND PRODUCTION TO MEET SCHEDULED SHIPMENTS IN FUTURE PERIODS AS INDICATED BY CURRENT BACKLOG AT PERIOD END. INVENTORIES WILL CONTINUE TO INCREASE DUE TO PURCHASES OF HIGH DOLLAR OEM EQUIPMENT TO BE DESIGNED INTO THE PENDING HF NETWORK AMENDED CONTRACT. THE SYSTEM DELIVERY SCHEDULE REQUIRES ALL NETWORK STATIONS (SITES) TO BE SHIPPED BY MARCH 2004. THESE INCREASES IN INVENTORY WILL BE CLOSELY MONITORED. DUE TO AN INCREASED NUMBER OF PRODUCT CONFIGURATIONS, IT IS STILL NECESSARY TO CARRY A QUANTITY OF MANY DIFFERENT MODELS IN WORK IN PROCESS AND FINISHED GOODS FOR FAST TURN AROUND REQUIREMENTS WHEN DELIVERY ORDERS ARE RECEIVED.

ANOTHER U.S. FUNDED CONTRACT OF $1,600,000 WITH A FOREIGN NAVY WAS SIGNED BY BOTH PARTIES IN MARCH. HOWEVER, BINDING ORDERS WILL NOT BE PLACED UNTIL FOREIGN MILITARY FUNDING (FMF) APPROVAL AND OTHER CONTRACTURAL PROCESSES ARE COMPLETED. THIS ACTION NORMALLY TAKES 4 TO 6 MONTHS.

COST OF SALES WAS SLIGHTLY LOWER AT 58.8% OF SALES IN THE FIRST SIX MONTHS OF FISCAL 2003 AS COMPARED TO 60.2% OF SALES IN THE SAME PERIOD ONE YEAR AGO. PRODUCT MIX SHIPPED IN THE SECOND QUARTER RESULTED IN INCREASED COST OF SALES. IMPROVED PRODUCT MIX AND FURTHER REDUCTIONS IN MANUFACTURING OVERHEADS SHOULD RESULT IN REDUCED COST OF SALES IN FUTURE PERIODS.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES WAS SLIGHTLY LOWER THAN LAST YEAR AT $891,904 AS COMPARED TO $893,087 WITH NO SIGNIFICANT CHANGES TAKING PLACE. DIRECT LABOR ALSO REMAINED CONSTANT.

INTEREST INCOME INCREASED $40,939 ON INCREASED INVESTMENTS FOR THE FIRST SIX MONTHS OF THE CURRENT FISCAL YEAR ALTHOUGH YIELDS CONTINUE TO BE EXTREMELY LOW.

SALES AND MARKETING EFFORTS IN THIS REPORTING PERIOD HAVE BEEN FOCUSED ON THE USCG DEEPWATER PROGRAM. NEW HF SYSTEM CAPABILITIES AND ADVANCED TECHNOLOGIES APPLICATIONS ARE UNDER STUDY TO SERVE DEEPWATER LONG-TERM REQUIREMENTS FOR C4ISR. WE CONTINUE THE PURSUIT OF HIGH PROBABILITY SYSTEMS OPPORTUNTIES IN ASIA AND NORTH AFRICA. A SUCCESSFUL DEMONSTRATION OF OUR PATHFINDER II PRODUCT CAPABILITY IN AFRICA DREW HIGH INTEREST BY THEIR MINISTRY OF DEFENSE TO BRING THESE CAPABILITIES INTO THEIR DEFENSE MISSION, PROBABLY NEXT YEAR.

ITEM 3. CONTROL AND PROCEDURES

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

PART II   OTHER INFORMATION


5.     OTHER INFORMATION

       NONE

6.     EXHIBITS AND REPORTS ON FORM 8-K

       (A)     EXHIBITS

               99.1    CERTIFICATE OF CHIEF EXECUTIVE OFFICER PURSUANT TO
                       SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

               99.2    CERTIFICATE OF CHIEF FINANCIAL OFFICER PURSUANT TO
                       SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

               99.3    CERTIFICATE OF CHIEF EXECUTIVE OFFICER PURSUANT TO
                       SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C.
                       1350)

               99.4    CERTIFICATE OF CHIEF FINANCIAL OFFICER PURSUANT TO
                       SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C.
                       1350)

       (B)    REPORTS ON FORM 8-K

       EFFECTIVE MARCH 11, 2003, ARNOLD A. HEGGESTAD, Ph.D. WAS APPOINTED TO THE BOARD OF DIRECTORS OF SUNAIR ELECTRONICS, INC. DR. HEGGESTAD IS THE HOLLOWAY PROFESSOR OF ENTREPRENEURSHIP AND FINANCE AT THE UNIVERSITY OF FLORIDA. DR. HEGGESTAD HAS BEEN AT THE UNIVERSITY OF FLORIDA SINCE 1974.

       DR. HEGGESTAD HAS SERVED AS CHAIRMAN, DEPARTMENT OF FINANCE, INSURANCE AND REAL ESTATE, ASSOCIATE DEAN, COLLEGE OF BUSINESS ADMINISTRATION, DIRECTOR OF THE CENTER FOR FINANCIAL INSTITUTIONS, EXECUTIVE DIRECTOR, UNIVERSITY OF FLORIDA RESEARCH FOUNDATION, ASSOCIATE VICE PRESIDENT OF ENTREPRENEURIAL PROGRAMS IN THE OFFICE OF RESEARCH.

       DR. HEGGESTAD HAS BEEN VERY ACTIVE IN PUBLIC SERVICE AND HAS SERVED BOTH PUBLIC AND PRIVATE INTERESTS IN A NUMBER OF CAPACITIES.

                                   SIGNATURES
                                   ----------

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE ACT OF
1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                               SUNAIR ELECTRONICS, INC.


                  MAY 13, 2003                        /S/ JAMES E. LAURENT
DATE_______________________________________
                                               ------------------------------
                                               JAMES E. LAURENT, PRINCIPAL
                                               EXECUTIVE OFFICER


                  MAY 13, 2003                        /S/ SYNNOTT B. DURHAM
DATE_______________________________________    ______________________________
                                               SYNNOTT B. DURHAM, PRINCIPAL
                                               ACCOUNTING OFFICER