Form 10QSB
period 2003-06-30
SUNAIR ELECTRONICS INC
filed 2003-08-13
CIK 95366

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission file number I-4334

                            SUNAIR ELECTRONICS, INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                         FLORIDA                                                    59-0780772
--------------------------------------------------------------          --------------------------------------
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)          (I.R.S. EMPLOYER IDENTIFICATION NO.)


              3005 SW THIRD AVE., FT. LAUDERDALE, FLA.                                 33315
--------------------------------------------------------------              ----------------------------
              (ADDRESS OR PRINCIPAL EXECUTIVE OFFICE)                               (ZIP CODE)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE                                (954) 525-1505
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

Registrant's common stock - par value 10 cents, outstanding as of June 30, 2003
- 3,697,570 shares.

                     SUNAIR ELECTRONICS, INC. AND SUBSIDIARY

                                      INDEX
                                      *****
                                                                       PAGE NO.
                                                                       ********
PART I.        FINANCIAL INFORMATION:

      CONDENSED CONSOLIDATED BALANCE SHEETS - -
               JUNE 30, 2003 AND SEPTEMBER 30, 2002                        3

      CONDENSED CONSOLIDATED STATEMENTS OF INCOME - -
               NINE MONTHS ENDED JUNE 30, 2003 AND 2002                    4

      CONDENSED CONSOLIDATED STATEMENTS OF INCOME - -
               THREE MONTHS ENDED JUNE 30, 2003 AND 2002                   5

      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS -
               NINE MONTHS ENDED JUNE 30, 2003 AND 2002                    6

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL
               STATEMENTS                                                 7-9

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS                       10-11


PART II.       OTHER INFORMATION

      OTHER INFORMATION                                                   13

      EXHIBITS AND REPORTS ON FORM 8-K                                    13

      SIGNATURES                                                          14

                          PART I. FINANCIAL INFORMATION

                     SUNAIR ELECTRONICS, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

ASSETS                                                   06/30/03      9/30/02
                                                       -----------   -----------

CURRENT ASSETS:
      CASH AND CASH EQUIVALENTS                        $   598,944   $ 2,422,833
      ACCOUNTS RECEIVABLE                                1,072,185       784,738
      INTEREST RECEIVABLE                                   49,076       128,633
      INVENTORIES                                        7,065,547     5,437,104
      SHORT TERM INVESTMENTS                             2,000,000     1,499,105
      CERTIFICATE OF DEPOSIT                                     0        84,313
      PREPAID EXPENSES AND OTHER
         CURRENT ASSETS                                     53,239        20,995
                                                       -----------   -----------

             TOTAL CURRENT ASSETS                       10,838,991    10,377,721
                                                       -----------   -----------

INVESTMENTS                                              2,995,552     3,515,516

NOTE RECEIVABLE                                            334,986       334,986

PROPERTY, PLANT AND EQUIPMENT-NET                          681,181       734,079
                                                       -----------   -----------

TOTAL ASSETS                                           $14,850,710   $14,962,302
                                                       ===========   ===========

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

      ACCOUNTS PAYABLE AND ACCRUED EXPENSES            $   693,798   $   504,268
      INCOME TAXES PAYABLE                                       0       568,709
                                                       -----------   -----------

           TOTAL CURRENT LIABILITIES                       693,798     1,072,977
                                                       -----------   -----------

LONG-TERM LIABILITIES:

      INCOME TAXES PAYABLE, NET OF CURRENT PORTION         244,000       244,000
                                                       -----------   -----------

STOCKHOLDERS' EQUITY

      PREFERRED STOCK, NO PAR VALUE,
           500,000 SHARES AUTHORIZED,
           NO SHARES ISSUED                                      0             0
      COMMON STOCK, $.10 PAR VALUE,
           6,000,000 SHARES AUTHORIZED,
           3,697,570 AND 3,692,570 SHARES
           ISSUED AND OUTSTANDING AT JUNE 30, 2003
            AND SEPTEMBER 30, 2002 RESPECTIVELY            369,757       369,257
      ADDITIONAL PAID-IN-CAPITAL                         2,617,649     2,606,899
      RETAINED EARNINGS                                 10,925,506    10,669,169
                                                       -----------   -----------

           TOTAL STOCKHOLDERS' EQUITY                   13,912,912    13,645,325
                                                       -----------   -----------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY               $14,850,710   $14,962,302
                                                       ===========   ===========

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                        NINE MONTHS ENDED
                                                        -----------------
                                                      6/30/03         6/30/02
                                                    -----------     -----------

SALES                                               $ 3,436,094     $ 4,544,512
COST OF SALES                                         2,000,778       2,941,045
                                                    -----------     -----------

GROSS PROFIT                                          1,435,316       1,603,467
SELLING, GENERAL & ADMINISTRATIVE EXPENSES            1,268,095       1,332,619
                                                    -----------     -----------

OPERATING INCOME                                        167,221         270,848
OTHER INCOME:
    INTEREST INCOME                                     219,718         192,220
    OTHER, NET (NOTE 8)                                   9,710       1,338,067
                                                    -----------     -----------

INCOME BEFORE (PROVISION)
  FOR INCOME TAXES                                      396,649       1,801,135

(PROVISION) FOR
  INCOME TAXES                                         (140,300)       (665,000)
                                                    -----------     -----------

NET INCOME                                          $   256,349     $ 1,136,135
                                                    ===========     ===========

NET INCOME PER SHARE:
    BASIC                                           $      0.07     $      0.31
                                                    ===========     ===========
    DILUTED                                         $      0.07     $      0.31
                                                    ===========     ===========

WEIGHTED AVERAGE SHARES OUTSTANDING:
    BASIC                                             3,693,797       3,692,570
                                                    ===========     ===========
    DILUTED                                           3,758,856       3,697,045
                                                    ===========     ===========

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED
                                                        ------------------
                                                      6/30/03         6/30/02
                                                    -----------     -----------

SALES                                               $ 1,135,355     $ 1,659,932
COST OF SALES                                           647,780       1,203,299
                                                    -----------     -----------

GROSS PROFIT                                            487,575         456,633
SELLING, GENERAL & ADMINISTRATIVE EXPENSES              376,191         439,532
                                                    -----------     -----------

OPERATING INCOME                                        111,384          17,101
OTHER INCOME:
    INTEREST INCOME                                      54,148          67,589
    OTHER, NET (NOTE 8)                                  26,960       1,335,565
                                                    -----------     -----------

INCOME BEFORE (PROVISION)
  FOR INCOME TAXES                                      192,492       1,420,255

(PROVISION) FOR
  INCOME TAXES                                          (68,500)       (528,200)
                                                    -----------     -----------

NET INCOME                                          $   123,992     $   892,055
                                                    ===========     ===========

NET INCOME PER SHARE:
    BASIC                                           $      0.03     $      0.24
                                                    ===========     ===========
    DILUTED                                         $      0.03     $      0.24
                                                    ===========     ===========

WEIGHTED AVERAGE SHARES OUTSTANDING:
    BASIC                                             3,696,251       3,692,570
                                                    ===========     ===========
    DILUTED                                           3,751,310       3,697,045
                                                    ===========     ===========

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                  NINE MONTHS ENDED
                                                                  -----------------
                                                                6/30/03        6/30/02
                                                              -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    NET INCOME                                                $   256,349    $ 1,136,135
    ADJUSTMENTS TO RECONCILE NET INCOME TO
       NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES:
       DEPRECIATION                                               103,406        102,185
       GAIN ON SALE OF PROPERTY                                         0     (1,334,525)
       (INCREASE) DECREASE IN ASSETS:
          ACCOUNTS RECEIVABLE                                    (207,890)      (494,413)
          INVENTORIES                                          (1,628,443)        50,671
          PREPAID AND OTHER CURRENT ASSETS                        (32,244)        66,323
       INCREASE (DECREASE) IN LIABILITIES:
          ACCOUNTS PAYABLE AND ACCRUED EXPENSES                   189,530        107,390
          INCOME TAXES PAYABLE                                   (568,709)       665,000
                                                              -----------    -----------
    NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES        (1,888,001)       298,766
                                                              -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    PURCHASE OF PROPERTY, PLANT, AND EQUIPMENT                    (50,520)       (85,130)
    SALES (PURCHASES) OF INVESTMENTS                              103,382     (1,473,817)
    PROCEEDS FROM SALE OF PROPERTY                                      0      1,389,090
                                                              -----------    -----------
    NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            52,862       (169,857)
                                                              -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    EXCERCISE OF EMPLOYEE STOCK OPTIONS                            11,250              0
                                                              -----------    -----------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                      11,250              0
                                                              -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           (1,823,889)       128,909

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                  2,422,833      2,015,918
                                                              -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                      $   598,944    $ 2,144,827
                                                              ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    CASH PAID DURING THE YEAR FOR INCOME TAXES                $   855,000    $         0
                                                              ===========    ===========

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         THE ACCOMPANYING UNAUDITED FINANCIAL STATEMENTS HAVE BEEN PREPARED IN ACCORDANCE WITH THE INSTRUCTIONS TO FORM 10-QSB AND DO NOT INCLUDE ALL OF THE INFORMATION AND FOOTNOTES REQUIRED BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR COMPLETE FINANCIAL STATEMENTS. IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS (CONSISTING OF NORMAL RECURRING ACCRUALS) CONSIDERED NECESSARY FOR A FAIR PRESENTATION HAVE BEEN INCLUDED. OPERATING RESULTS FOR THE NINE MONTHS ENDED JUNE 30, 2003 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS THAT MAY BE EXPECTED FOR THE FISCAL YEAR ENDING SEPTEMBER 30,2003. FOR FURTHER INFORMATION REFER TO THE CONSOLIDATED FINANCIAL STATEMENTS AND FOOTNOTES THERETO INCLUDED IN THE COMPANY'S ANNUAL REPORT IN FORM 10-KSB FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2002.

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

         (C)      RESEARCH AND DEVELOPMENT COSTS-
                  ALL RESEARCH AND DEVELOPMENT COSTS ARE CHARGED TO EXPENSE AS INCURRED.

         (D)      INCOME PER SHARE-
                  BASIC EARNINGS PER SHARE AMOUNTS ARE COMPUTED BY DIVIDING THE NET INCOME BY THE WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING. DILUTED EARNINGS PER SHARE AMOUNTS ARE COMPUTED BY DIVIDING NET INCOME BY THE WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK, COMMON STOCK EQUIVALENTS, AND OTHER POTENTIALLY DILUTIVE SECURITIES OUTSTANDING DURING THE PERIOD.

         (E)      INVENTORIES-
                  INVENTORIES CONSIST OF THE FOLLOWING:

                                                        6/30/03        9/30/02
                                                      ----------     ----------
                       RAW MATERIALS                  $2,479,424     $1,974,324
                       WORK IN PROCESS                 3,933,660      2,999,000
                       FINISHED GOODS                    652,463        463,780
                                                      ----------     ----------
                                                      $7,065,547     $5,437,104

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

5.       STOCK OPTIONS

         AT THE FISCAL YEAR ENDED SEPTEMBER 30, 2002, OPTIONS TO PURCHASE 270,000 SHARES AT $2.25 PER SHARE HAD BEEN ISSUED TO KEY EMPLOYEES OF THE COMPANY. OPTIONS FOR 91,700 SHARES ARE EXERCISABLE BEGINNING IN THE SECOND YEAR OF THE OPTION PERIOD AND 89,150 SHARES IN EACH OF THE THIRD AND FOURTH YEARS. THE OPTIONS GRANTED SHALL BE EXERCISABLE UP TO AND INCLUDING FIVE YEARS FROM THE DATE OF GRANT. OPTIONS FOR 5000 SHARES HAVE BEEN EXCERCISED AS OF JUNE 30, 2003.

6.       RECENT ACCOUNTING PRONOUNCEMENTS

         SFAS No. 143, "Accounting for Asset Retirement Obligations". This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and subsequently allocated to expense using a systematic and rational method. Adoption of this statement is required for fiscal years beginning after June 15, 2002. The adoption of Statement No. 143 DID NOT HAVE A material affect ON the Company's financial statements.

         SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of". This statement supersedes Statement No. 121 but retains many of its fundamental provisions. The statement also establishes a single accounting model, based on the framework established in Statement 121, for long-lived assets to be disposed of by sale. Additionally, the statement resolves significant implementation issues related to Statement No. 121. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The provision of Statement No. 144 DID NOT HAVE A material affect ON the Company's financial statements.

         SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections". This statement, among other things, requires that gains and losses related to extinguishments of debt be classified as extraordinary items only if they mEet the criteria in Opinion No. 30. The provision of Statement No. 145 related to the rescission of Statement No. 4 should be applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Opinion No. 30 for classification as an extraordinary item should be reclassified. The provision of Statement No. 145 DID NOT HAVE A material affect ON the Company's financial statements.

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

8.       OTHER INCOME

         FOR THE QUARTER ENDED JUNE 30, 2002, OTHER INCOME INCLUDES A GAIN OF $1,334,525 REALIZED FROM THE SALE OF THE COMPANY'S BUILDING AND LAND LOCATED AT 3101 S.W. THIRD AVENUE TO THE SOUTH OF THE COMPANY'S REMAINING FACILITIES LOCATED AT 3005 S.W. THIRD AVENUE.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

LIQUIDITY
---------

DURING THE FIRST NINE MONTHS OF THE CURRENT FISCAL YEAR ENDING SEPTEMBER 30, 2003, THE COMPANY MAINTAINED CASH AND CASH EQUIVALENTS MORE THAN ADEQUATE TO COVER KNOWN REQUIREMENTS, UNFORESEEN EVENTS OR UNCERTAINTIES THAT MIGHT OCCUR. DURING THE NINE MONTH PERIOD, CASH AND CASH EQUIVALENTS MAINTAINED AN AVERAGE BALANCE OF $1,239,000, COMPARED TO AN AVERAGE BALANCE OF $2,174,000 FOR THE TWELVE MONTHS ENDED SEPTEMBER 30, 2002. CASH EQUIVALENTS ARE TAX EXEMPT MONEY MARKET FUNDS THAT ARE READILY AVAILABLE FOR IMMEDIATE USE SHOULD THE OCCASION ARISE. IT IS ANTICIPATED THAT THE COMPANY WILL REMAIN AS LIQUID DURING THE REST OF FISCAL 2003. INVENTORIES CONTAIN NO OBSOLESCENCE AS ADJUSTMENTS ARE MADE AS THEY OCCUR. ACCOUNTS AND NOTES RECEIVABLE CONTAIN NO BAD DEBTS. INTERIM NON CASH RESERVES ARE MAINTAINED TO COVER WARRANTY REPAIRS AND OTHER CHARGES THAT MAY BE IN DISPUTE. ALL MONETARY TRANSACTIONS ARE IN U.S. DOLLARS AND NO LETTERS OF CREDIT INVOLVE FOREIGN EXCHANGE.

CAPITAL RESOURCES
-----------------

DURING THE FIRST NINE MONTHS OF THE CURRENT FISCAL YEAR, THE COMPANY EXPENDED $50,520 FOR CAPITAL ASSETS. NO EXPENDITURES ARE CONTEMPLATED FOR PLANT EXPANSION OR EXTENSIVE MAINTENANCE. THE COMPANY HAS NO LONG TERM DEBT AND NONE IS CONTEMPLATED. LIABILITIES CONSIST OF CURRENT ACCOUNTS PAYABLE AND EXPENSES RELATED TO THE CURRENT ACCOUNTING PERIOD.

RESULTS OF OPERATIONS
----------------------

DURING THE THIRD QUARTER OF THE CURRENT FISCAL YEAR, SHIPMENTS WERE $1,135,355, DOWN FROM SHIPMENTS OF $1,235,292 FOR THE QUARTER ENDED MARCH 31, 2003. SHIPMENTS FOR THE NINE MONTHS ENDED JUNE 30, 2003 WERE $3,436,094, DOWN FROM SHIPMENTS OF $4,544,512 OR 24.4% FOR THE SAME PERIOD ONE YEAR AGO. EXPORT SHIPMENTS FOR THE NINE MONTHS ENDED JUNE 30, 2003 WERE $548,822 OR 16.0% OF TOTAL SALES, DOWN $668,889 OR 54.9% FROM THE SAME PERIOD ONE YEAR AGO. DOMESTIC SHIPMENTS FOR THE FIRST NINE MONTHS OF THE CURRENT FISCAL YEAR WERE $2,887,272 OR 13.2% BELOW SHIPMENTS FOR THE SAME PERIOD ONE YEAR AGO OF $3,326,801.

WHILE SHIPMENTS FOR THE FIRST NINE MONTHS WERE LOWER THAN SHIPMENTS FOR THE SAME PERIOD ONE YEAR AGO, A MAJOR ADD-ON AMENDMENT FOR AN INCREASE OF $4,300,000 OCCURRED IN JULY OF THIS YEAR FOR INTEGRATED VOICE/DATA COMMAND AND CONTROL HF NETWORKS. DELIVERIES AGAINST THIS ORDER WILL COMMENCE IN THE FOURTH QUARTER OF FISCAL 2003 WITH SHIPMENTS EXTENDING INTO THE FIRST AND SECOND QUARTERS OF FISCAL 2004. NEGOTIATIONS CONTINUE ON OTHER PROJECTS, WITH ANTICIPATED CONTRACT AWARDS IN FISCAL 2004. THE JUNE 30, 2003 BACKLOG WAS $5,494,000 AS COMPARED TO $538,000 FOR THE SAME PERIOD A YEAR AGO.

ANOTHER U.S. FUNDED CONTRACT OF $1,600,000 WITH A FOREIGN NAVY WAS SIGNED BY BOTH PARTIES IN MARCH. HOWEVER, BINDING ORDERS WILL NOT BE PLACED UNTIL FOREIGN MILITARY FUNDING (FMF) APPROVAL AND OTHER CONTRACTUAL PROCESSES ARE COMPLETED. THIS ACTION IS EXPECTED TO TAKE 4 TO 6 MONTHS.

INVENTORY AT JUNE 30, 2003 WAS $1,628,443 HIGHER THAN SEPTEMBER 30, 2002 DUE TO PURCHASES OF UNIQUE HIGH DOLLAR OEM EQUIPMENT REQUIRED FOR THE HF NETWORK CONTRACT CURRENTLY IN PROGRESS. ADDITIONAL MATERIAL PURCHASES AND PRODUCTION WERE NECESSARY TO MEET SCHEDULED SHIPMENTS IN FUTURE PERIODS AS INDICATED BY CURRENT BACKLOG AT PERIOD END. THESE INCREASES IN INVENTORY WILL BE CLOSELY MONITORED AND IT IS ANTICIPATED THAT INVENTORY WILL DECREASE AS DELIVERIES ARE MADE AGAINST THIS BACKLOG. DUE TO AN INCREASED NUMBER OF PRODUCT CONFIGURATIONS, IT IS STILL NECESSARY TO CARRY A QUANTITY OF MANY DIFFERENT MODELS IN WORK IN PROCESS AND FINISHED GOODS FOR FAST TURN AROUND REQUIREMENTS WHEN DELIVERY ORDERS ARE RECEIVED.

COST OF SALES WAS LOWER AT 58.2% OF SALES IN THE FIRST NINE MONTHS OF FISCAL 2003 AS COMPARED TO 64.7% OF SALES IN THE SAME PERIOD ONE YEAR AGO. PRODUCT MIX IMPROVED IN THE THIRD QUARTER RESULTING IN REDUCED COST OF SALES. CONTINUED FAVORABLE PRODUCT MIX AND CONTINUED REDUCTIONS IN MANUFACTURING OVERHEADS SHOULD RESULT IN FURTHER REDUCED COST OF SALES IN FUTURE PERIODS.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES WERE SLIGHTLY LOWER THAN LAST YEAR AT $1,268,095 AS COMPARED TO $1,332,619 WITH NO SIGNIFICANT CHANGES TAKING PLACE. DIRECT LABOR ALSO REMAINED CONSTANT.

INTEREST INCOME INCREASED $27,498 ON INCREASED INVESTMENTS FOR THE FIRST NINE MONTHS OF THE CURRENT FISCAL YEAR ALTHOUGH YIELDS CONTINUE TO BE EXTREMELY LOW.

SALES AND MARKETING EFFORTS CONTINUE TO FOCUS ON NEW HF SYSTEM CAPABILITIES AND ADVANCED TECHNOLOGIES AS WELL AS OTHER PROGRAMS FOR DOMESTIC AND INTERNATIONAL APPLICATIONS. WE CONTINUE TO PURSUE SYSTEMS OPPORTUNITIES ON THE DOMESTIC SIDE AND IN ASIA, NORTH AFRICA, AND THE PACIFIC RIM.

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

PART II   OTHER INFORMATION

5. OTHER INFORMATION

       NONE

6. EXHIBITS AND REPORTS ON FORM 8-K

         (A) EXHIBITS

               31.1           CERTIFICATE OF CHIEF EXECUTIVE OFFICER PURSUANT TO
                              SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

               31.2           CERTIFICATE OF CHIEF FINANCIAL OFFICER PURSUANT TO
                              SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

               32.1           CERTIFICATE OF CHIEF EXECUTIVE OFFICER PURSUANT TO
                              SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. 1350)

               32.2           CERTIFICATE OF CHIEF FINANCIAL OFFICER PURSUANT TO
                              SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. 1350)

         (B) REPORTS ON FORM 8-K

               A REPORT ON FORM 8-K DATED JULY 31, 2003 WAS FILED UNDER ITEM 12 ON JULY 31, 2003 FOR THE PURPOSE OF FURNISHING A COPY OF THE COMPANY'S EARNINGS RELEASE FOR THE QUARTER ENDED JUNE 30, 2003.

                                   SIGNATURES
                                   ----------



PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE ACT OF
1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                                SUNAIR ELECTRONICS, INC.


DATE     AUGUST 12, 2003                        /S/ JAMES E. LAURENT
                                                -------------------------------
                                                JAMES E. LAURENT, PRINCIPAL
                                                EXECUTIVE OFFICER


DATE     AUGUST 12, 2003                        /S/ SYNNOTT B. DURHAM
                                                -------------------------------
                                                SYNNOTT B. DURHAM, PRINCIPAL
                                                ACCOUNTING OFFICER