Form 10KSB
period 2003-09-30
SUNAIR ELECTRONICS INC
filed 2003-12-29
CIK 95366

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

           [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2003

                                       OR

           { ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

                                      None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No __

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

Issuer's Revenues for the most recent fiscal year ended September 30, 2003 was $6,223,415.

The aggregate market value of the voting stock held by non-affiliates of the registrant approximated $11,416,128 as of December 5, 2003 based on the closing price of stock on the American Stock Exchange on said date.

Registrant's common stock - par value 10 cents, outstanding as of December 5, 2003 - 3,777,770 shares.

Documents Incorporated by Reference:
Portions of the 2003 definitive proxy statement are incorporated by reference into Part III.

Transitional Small Business Disclosure format.  Yes ___   No  __X__

This Annual Report on Form 10-KSB has 34 pages. The exhibit index (Item 14a) is on page 27.

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

Products
--------

Sunair's line of equipment is composed of proprietary HF/SSB radio equipment and ancillary items sold as operating units or combined into sophisticated systems that may interface with workstations, antennae, power sources, modems, message switching devices, cryptographic equipment software and the like provided by others. Sunair products employ advanced solid state designs with computer controlled networking capabilities. Principal product areas are as follows:

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

Customers
---------

During the year ended September 30, 2003, the Company had deliveries to one customer which approximated 52% of total sales.

The following is included to supplement the business information.

a. Sunair competes with other US and foreign companies several of which have substantially greater sales and assets than Sunair.

b. The backlog of unfilled orders of the Company as of September 30 is as follows:

                       2003                 2002
                       ----                 ----
                    $4,143,000            $360,425

All orders at September 30, 2003 are expected to be shipped within the current fiscal year. Sunair attempts to fill most orders from its finished goods stock and thus does not look to backlog as a major indication of activity.

c. Raw materials, purchased parts and related items are available from various suppliers located throughout the country. Management believes that the items required in the manufacture of its electronic equipment are available in sufficient quantities to meet manufacturing requirements with some extended deliveries.

d. The Company maintains an engineering department which included six full-time engineers, one tech writer and a full-time technician in 2003. The Company also utilized the services of one contract engineer and two temporary technicians at various times throughout the year. During the fiscal years ended September 30, 2003 and 2002, Sunair expended $219,500 and $218,000 respectively, on product development and engineering.

e. The Company had 50 active full time employees at the end of the fiscal year.

f. In the opinion of the Company, its business is subject to limited seasonal variation.

g. Essentially all export sales are covered by irrevocable letters of credit or sight drafts. It is believed that over 80% of the non-US Government sales ultimately enter the export market either directly or via resale by domestic customers. For amounts of export sales by geographic area, sales to governmental agencies of the U.S. and to foreign governments for the years ended September 30, 2003 and 2002, see Note 9 to the consolidated financial statements included in Item 7 herein.

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


                                     2003
                                     ----
         1st Qtr.         2nd Qtr.            3rd Qtr.        4th Qtr.
         --------         --------            --------        --------

High       3.45             3.95               3.90              5.78
Low        2.60             2.75               3.09              3.55


                                     2002
                                     ----
         1st Qtr.         2nd Qtr.            3rd Qtr.        4th Qtr.
         --------         --------            --------        --------

High       2.15             3.35               3.40              3.39
Low        1.86             1.91               2.10              2.40


(b) As of December 5, 2003, it is estimated that there were approximately 1,200 shareholders of record.

(c) No dividends were paid this fiscal year.

(d) The following table sets forth information, as of the end of fiscal year 2003, with respect to the Company's compensation plan under which the Company's common stock is authorized for issuance:


                                      NUMBER OF
                                      SECURITIES TO BE
                                      ISSUED UPON        WEIGHTED-AVERAGE
                                      EXERCISE OF        EXERCISE PRICE
                                      OUTSTANDING        OF OUTSTANDING     NUMBER OF SECURITIES
                                      OPTIONS,           OPTIONS,           REMAINING AVAILABLE FOR
                                      WARRANTS AND       WARRANTS AND       FUTURE ISSUANCE UNDER
                                      RIGHTS             RIGHTS             EQUITY COMPENSATION(1)
PLAN CATEGORY                         (A)                (B)                (C)
---------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security
holders                               224,400            $        2.25      175,600

Equity compensation plans not
approved by security                       --                       --           --
holders
                                      -------------------------------------------------------------
        TOTAL                         224,000            $        2.25      175,600

         (1) Excluding securities reflected in column (a).

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

Liquidity
---------

For the fiscal year ended September 30, 2003, the Company had negative cash flow from operations of $1,935,389 due to a substantial increase in inventories to meet requirements for existing backlog and expected future delivery orders. Accounts receivable increased due to several large shipments made toward fiscal year end.

Cash flows provided by investing activities for the fiscal year ended September 30, 2003 were $432,131 which consisted of short term investments in commercial paper.

Cash flows provided by financing activities for the fiscal year ended September 30, 2003 were $102,600 provided by the exercise of stock options.

During the fiscal year ended September 30, 2003, the Company had short term investments and cash or cash equivalents more than adequate to cover known requirements, unforeseen events or uncertainties that might occur. The Company's known requirements consist of normal operating expenses. During this twelve month period, cash and cash equivalents had an average balance of $1,506,000 as opposed to an average balance of $2,174,000 for the twelve months ending September 30, 2002. Cash equivalents are tax exempt money market funds that are readily available for immediate use should the occasion arise. It is anticipated that the Company will remain as liquid during fiscal 2004. The current ratio of the Company as of September 30, 2003 was 13.8 compared to 9.7 as of September 30, 2002.

The Company records reserves for inventory shrinkage and obsolescence, when considered necessary. For the year just ended inventory shrinkage and obsolescence reserves increased $104,630 as compared to a decrease of $337,802 in 2002 due to disposal of obsolete material. As of September 30, 2003 accounts and notes receivable were considered to be fully collectible, accordingly no allowance for doubtful accounts was provided. If amounts become uncollectible, they will be charged to operations when that determination is made.

Non cash interim reserves are maintained to cover items such as warranty repairs in process and other charges that may be in dispute. All monetary transactions are in U.S. dollars and no letters of credit involve foreign exchange.

Capital Resources
-----------------

During the twelve months of fiscal 2003, $97,103 was spent for Capital Assets. These funds were primarily used for new manufacturing and financial software and computer hardware. No expenditures are contemplated for plant expansion or extensive maintenance in fiscal 2004. The Company has no long term debt and none is contemplated except the company may incur debt to finance acquisitions although there are currently no agreements or proposals in connection with any acquisitions. Liabilities consist of current accounts payable, accrued expenses related to the current accounting period, and the current and long term portion of income taxes payable.

Results of Operations
---------------------

Fiscal Year Ended 2003 Compared to Fiscal Year Ended 2002

During fiscal 2003 shipments of $5,910,739 were up 0.5% or $27,301 from fiscal 2002. Domestic shipments of $5,233,357 for fiscal 2003 were up 20.4% or $885,309 from fiscal 2002 due to shipments to one U.S. customer. Export shipments for fiscal 2003 were $677,382 down 55.9% or $858,007 from fiscal 2002 due to reduced international requirements. International requirements declined in fiscal 2003 due to short term delays in funding for new contract awards. Backlog of $4,143,000 was higher at September 30, 2003 compared to $360,000 at September 30, 2002 due to delivery orders on complex systems received in the latter part of fiscal 2003. Projected orders remaining on multiyear contracts received in 1999 and 2000 are not included in this backlog.

Cost of sales was lower at 55.7% of sales in fiscal 2003 as compared to 64.5% of sales in fiscal 2002. This decrease is primarily due to continued declines in overhead resulting from the sale of the south building, increased direct labor, and changes in product mix with increased system engineering and integration which carry lower overheads than manufacturing processes. With plant reorganization and continued increase in direct labor personnel due to projected requirements in fiscal 2004,, the manufacturing overhead ratios are expected to continue to decrease slightly for future operation. Inventories increased 29.7% or $1,616,000 in fiscal 2003 due to requirements for current deliveries as well as projected orders for the near term. Inventory levels are anticipated to reflect a decline in the coming year due to procurements of inventory in fiscal 2003 to meet projections for the coming year.

Selling, general and administrative expenses remained stable with only a slight reduction of 0.6% or $9,876 for fiscal 2003. There were no significant changes for the year compared to fiscal 2002. Expenses continue to be incurred for expanded market exposure and increased product applications.

Interest income increased only slightly as lower yields continue on investments. Other income increased due to a gain on the sale of a U.S. Treasury Note. In May of fiscal 2002, the Company sold its south building, which included 2.35 acres of land, parking lot, and landscape and recognized a gain of $1,337,830.

The Sales and Marketing team continues to focus on expanding our network of sales representatives and systems integrators. Emphasis continues to be on improving training, marketing tools, literature and technical support to facilitate promotion of our complex and unique communications products and systems to new and existing markets. Increased opportunities continue to surface in the middle east and the Pacific Rim.


Sunair reached final negotiations on several domestic and international system type contracts and continues negotiations on other new and previously identified projects. Due to the complexity and the long lead time for integration and test of these systems, deliveries will extend into future quarters of fiscal 2004.

During 1995, it was determined that continued operations of its Interest Charge-Domestic International Sales Corporation (IC-DISC) subsidiary's election was no longer advantageous to the Company. Accordingly, the election of the subsidiary was discontinued and its retained earnings of approximately $3,200,000 were distributed to the Company. Federal tax regulations provide for the taxation of such distribution over a ten year period in equal annual increments. Utilizing the maximum tax rates, the income tax consequences of such distribution will approximate $122,000 per year. No interest is payable on this unpaid portion.

On August 14, 2003 the Company announced that Mr. Michael Herman had entered into a Stock Purchase Agreement with its 54% majority shareholder, the Robert Uricho, Jr. Trust, of which Shirley Uricho was the income beneficiary. As a prerequisite to this acquisition of Sunair shares, Sunair's disinterested directors approved the transaction based upon conditions of an Agreement dated August 14, 2003 between Mr. Herman and Sunair Electronics, Inc. The transaction closed on November 6, 2003 and Mr. Herman immediately joined the board of directors and became the Chairman of the Board.

Concentration Risk
------------------

The Company at various times during the year maintains cash balances in excess of federally insured (FDIC) limits. The uninsured balances were approximately $416,000 and $906,500 at September 30, 2003 and 2002, respectively.

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

Critical Accounting Policies
----------------------------

Use of estimates
----------------
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Accounts receivable
-------------------
Accounts receivable consist of balances due from sales. The Company monitors accounts receivable and provides allowances when considered necessary. As of September 30, 2003 and 2002 accounts receivable were considered to be fully collectible, accordingly no allowance for doubtful accounts was provided. If amounts become uncollectible, they will be charged to operations when that determination is made. The Company has limited exposure to bad debt as domestic sales are primarily to the U.S. Government or larger defense contractors. International sales are primarily cash in advance of shipment or letters of credit.

Investments
-----------
Certain investments that management has the intent and ability to hold to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts that are recognized in interest income using the interest method over the period to maturity.

Marketable and debt securities which management has classified as trading are carried at fair value with net unrealized gains and losses reported in operations. Realized gains and losses on marketable equity and debt securities are recognized upon sale using the specific identification method.

Inventories
-----------
Inventories, which consist of raw materials, work-in-process, and finished goods, are stated at the lower of cost or market value, cost being determined using the first in, first out method. Fixed and variable manufacturing costs and overhead are included in the carrying values of finished goods and work-in-process. The Company records reserves for inventory shrinkage and obsolescence, when considered necessary. For the year just ended inventory shrinkage and obsolescence reserves increased $104,630

Property, plant, and equipment
------------------------------
Property, plant and equipment are carried at cost. Depreciation is provided over the estimated useful lives of the assets using both the straight-line and accelerated methods. The estimated useful lives used to compute depreciation are as follows:

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

Impairment of long-lived assets and long-lived assets to be disposed of
-----------------------------------------------------------------------
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the assets exceeds the fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.


Revenue recognition
-------------------
The Company and its subsidiary use the accrual basis of accounting. Sales revenues are recorded when products are shipped and title has passed to unaffiliated customers. Interest and dividends earned on investments are recorded when earned.

Advertising costs
-----------------
The Company expenses advertising costs as incurred. Advertising expenses totaled approximately $14,950 and $23,425 for the years ended September 30, 2003 and 2002, respectively.

Research and development
------------------------
Expenditures for research and development are charged to operation as incurred. Total research and development expenses amounted to approximately $219,500 and $218,000 for the years ended September 30, 2003 and 2002, respectively.

Fair value of financial instruments
-----------------------------------
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to the short-term maturities of these assets and liabilities. The fair market value of other financial instruments is provided by the use of quoted market prices and other appropriate valuation techniques, based on information available at year-end.


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

Recent Accounting Pronouncements
--------------------------------

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" which expands previously issued accounting guidance and disclosure requirements for certain guarantees. The interpretation requires an entity to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee. The initial recognition and initial measurement provisions of FIN No. 45 are applicable to a company on a prospective basis to guarantees issued or modified after December 31, 2002. However, the disclosure requirements in FIN No. 45 are effective for a company's financial statements for periods ending after December 15, 2002. The Company is not a party to any agreement in which it is a guarantor of indebtedness of others therefore the interpretation did not affect the Company's financial position, results of operations or cash flows.

In January 2003, the FASB issued Interpretations No. 46, "Consolidation of Variable Interest Entities". FIN No. 46 addresses consolidation by business enterprises of variable interest entities (formerly special purpose entities or "SPEs"). The Company does not have any variable interest entities as defined by FIN No. 46 and therefore the interpretation did not affect the Company's financial position, results of operations or cash flows.


In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS No. 148 does not alter the provisions of SFAS 123, nor does it require stock-based compensation to be measured under the fair-value method. Rather, SFAS 148 provides alternative transition methods to companies that elect to expense stock-based compensation using the fair-value approach under SFAS No. 123. The Company will continue to account for stock-based compensation in accordance with APB No. 25. The Company has adopted the disclosure-only provisions of SFAS No. 148. As such, the Company does not expect this standard to have a material impact on its financial position or results of operations.

In April 2003, the FASB issued Statement No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities". This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under Statement No. 133, "Accounting for Derivatives Instruments and Hedging Activities." The provisions of this statement are effective for all derivatives and hedging activities entered into after June 30, 2003. The Company did not have any derivatives or hedging activities and therefore the standard did not affect the Company's financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards on the classification and measurement of certain instruments with characteristics of both liabilities and equity. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2002 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. SFAS No. 150 did not have a material effect on the Company's financial statements.


FORWARD LOOKING STATEMENTS
--------------------------

Some of the statements in this annual report, including those that contain the words "anticipate," "believe," "plan," "estimate," "expect," "should," "intend" and other similar expressions, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Those forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements or those of our industry to be materially different from any future results, performance or achievements expressed or implied by those forward-looking statements. Among the factors that could cause actual results, performance or achievement to differ materially from those described or implied in the forward-looking statements are general economic conditions, competition, potential technology changes, changes in or the lack of anticipated changes in the regulatory environment in various countries, the risks inherent in new product and service introductions and the entry into new geographic markets and other factors included in our filings with the Securities and Exchange Commission (the "SEC'). Copies of our SEC filings are available form the SEC or may be obtained upon request from us. We do not undertake any obligation to update the information contained herein, which speaks only as of this date.

                       BERENFELD SPRITZER SHECHTER & SHEER
                          CERTIFIED PUBLIC ACCOUNTANTS
                        2237 N. COMMERCE PARKWAY, SUITE 3
                              WESTON, FLORIDA 33326
                  TELEPHONE (954) 370-2727 o FAX (954) 370-2776


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Audit Committee, Board of Directors and Stockholders of Sunair Electronics, Inc.
and Subsidiary
Ft. Lauderdale, Florida

We have audited the accompanying consolidated balance sheets of Sunair Electronics, Inc. (A Florida Corporation) and Subsidiary as of September 30, 2003 and 2002 and the related statements of income, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards required that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sunair Electronics, Inc. and Subsidiary as of September 30, 2003 and 2002 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.



/s/ Berenfeld Spritzer Shechter & Sheer
----------------------------------------
Berenfeld Spritzer Shechter & Sheer
Certified Public Accountants
November 10, 2003

                    SUNAIR ELECTRONICS, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                               AS OF SEPTEMBER 30,

                                  ASSETS
                                                               2003           2002
                                                           -----------    -----------
CURRENT ASSETS:
     Cash and cash equivalents                             $ 1,022,175    $ 2,422,833
     Accounts receivable                                     1,768,772        784,738
     Interest receivable                                       108,510        128,633
     Inventories                                             7,053,241      5,437,104
     Short term investments                                  1,500,000      1,499,105
     Certificate of deposit                                         --         84,313
     Prepaid and other current assets                           20,008         20,995
                                                           -----------    -----------

         Total Current Assets                               11,472,706     10,377,721

INVESTMENTS                                                  2,988,383      3,515,516

NOTE RECEIVABLE                                                334,986        334,986

PROPERTY, PLANT, AND EQUIPMENT, net                            681,095        734,079
                                                           -----------    -----------

TOTAL ASSETS                                               $15,477,170    $14,962,302
                                                           ===========    ===========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                 $   611,458    $   504,268
     Income taxes payable                                      219,959        568,709
                                                           -----------    -----------

         Total Current Liabilities                             831,417      1,072,977

INCOME TAXES PAYABLE, net of current portion                   122,000        244,000

STOCKHOLDERS' EQUITY:
     Preferred stock, no par value, 500,000 shares
       authorized, none issued and outstanding                      --             --
     Common stock, $.10 par value,  6,000,000 shares
       authorized, 3,738,170, and 3,692,570 shares
       issued and outstanding at September 30, 2003
       and 2002, respectively                                  373,817        369,257
     Additional paid-in-capital                              2,704,939      2,606,899
     Retained earnings                                      11,444,997     10,669,169
                                                           -----------    -----------

         Total Stockholders' Equity                         14,523,753     13,645,325
                                                           -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $15,477,170    $14,962,302
                                                           ===========    ===========

The accompanying notes are an integral part of these financial statements

                    SUNAIR ELECTRONICS, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
                        FOR THE YEARS ENDED SEPTEMBER 30,

                                                        2003               2002
                                                     -----------       -----------
SALES                                                $ 5,910,739       $ 5,883,438
COST OF SALES                                          3,293,258         3,795,861
                                                     -----------       -----------
GROSS PROFIT                                           2,617,481         2,087,577
SELLING AND ADMINISTRATIVE EXPENSES                    1,770,079         1,779,955
                                                     -----------       -----------
INCOME FROM OPERATIONS                                   847,402           307,622
                                                     -----------       -----------

OTHER INCOME:
   Interest income                                       281,922           271,803
   Other income                                           30,754            12,346
   Gain on sale of property                                   --         1,337,830
                                                     -----------       -----------
       Total Other Income                                312,676         1,621,979
                                                     -----------       -----------

INCOME BEFORE PROVISION
   FOR INCOME TAXES                                    1,160,078         1,929,601
PROVISION FOR INCOME TAXES                              (384,250)         (690,000)
                                                     -----------       -----------
NET INCOME                                           $   775,828       $ 1,239,601
                                                     ===========       ===========
NET INCOME PER COMMON SHARE:
   BASIC                                             $      0.21       $      0.34
                                                     ===========       ===========
   DILUTED                                           $      0.21       $      0.34
                                                     ===========       ===========
WEIGHTED AVERAGE SHARES OUTSTANDING:
   BASIC                                               3,701,829         3,692,570
                                                     ===========       ===========
   DILUTED                                             3,751,037         3,701,213
                                                     ===========       ===========

The accompanying notes are an integral part of these financial statements.

                    SUNAIR ELECTRONICS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED SEPTEMBER 30,

                                                                                          2003                    2002
                                                                                   ----------------        ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                     $        775,828        $      1,239,601
   Adjustments to reconcile net income to
     net cash provided by operating activities:
     Depreciation                                                                          150,080                 147,724
     Amortization                                                                           28,670                  28,670
     Gain on sale of property                                                                 -                 (1,337,830)
     Gain on sales of investments                                                          (31,666)                 (5,706)
     (Increase) decrease in Assets:
       Accounts receivable                                                                (984,034)                220,532
       Interest receivable                                                                  20,130                 (15,526)
       Inventories                                                                      (1,616,137)                237,317
       Prepaid and other current assets                                                     85,300                 115,144
       Note receivable                                                                        -                    (32,803)
     Increase (decrease) in Liabilities:
       Accounts payable and accrued expenses                                               107,190                  93,184
       Income taxes payable                                                               (470,750)                441,709
                                                                                   ----------------        ----------------
   Net Cash (Used in) Provided By Operating Activities                                  (1,935,389)              1,132,016
                                                                                   ----------------        ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, plant, and equipment                                              (97,103)               (122,337)
   Sale of held-to-maturity investment                                                     525,100                    -
   Purchase of held-to-maturity investment                                                    -                   (498,459)
   Redemption of available for sale investments                                          1,000,000                    -
   Purchase of available for sale investments                                                 -                 (1,499,105)
   Sale of trading investments                                                           3,124,712               1,000,000
   Purchase of trading investments                                                      (4,120,578)               (994,290)
   Proceeds from sale of property                                                             -                  1,389,090
                                                                                   ----------------        ----------------
   Net Cash Provided By (Used In) Investing Activities                                     432,131                 725,101)
                                                                                   ----------------        ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Exercise of stock options                                                               102,600                    -
                                                                                   ----------------        ----------------
   Net Cash Provided By Financing Activities                                               102,600                    -
                                                                                   ----------------        ----------------

NET (DECREASE) INCREASE IN CASH
   AND CASH EQUIVALENTS                                                                 (1,400,658)                406,915

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                             2,422,833               2,015,918
                                                                                   ----------------        ----------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                            $      1,022,175        $      2,422,833
                                                                                   ================        ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the year for income taxes                                     $        855,000        $        159,670
                                                                                   ================        ================

The accompanying notes are an integral part of these financial statements.

                    SUNAIR ELECTRONICS, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2002

                                         COMMON STOCK             ADDITIONAL                      TOTAL
                                   ---------------------------     PAID-IN        RETAINED     STOCKHOLDERS'
                                     SHARES         AMOUNT         CAPITAL        EARNINGS       EQUITY
                                   -----------    -----------    -----------    -----------    -----------
Balance at September 30, 2001        3,692,570    $   369,257    $ 2,606,899    $ 9,429,568    $12,405,724

September 30, 2002 net income               --             --             --      1,239,601      1,239,601
                                   -----------    -----------    -----------    -----------    -----------

Balance at September 30, 2002        3,692,570        369,257      2,606,899     10,669,169     13,645,325

Stock options exercised ($2.25)         45,600          4,560         98,040             --        102,600

September 30, 2003 net income               --             --             --        775,828        775,828
                                   -----------    -----------    -----------    -----------    -----------

Balance at September 30, 2003        3,738,170    $   373,817    $ 2,704,939    $11,444,997    $14,523,753
                                   ===========    ===========    ===========    ===========    ===========

The accompanying notes are an integral part of these financial statements.

                     SUNAIR ELECTRONICS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2002


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

Cash and cash equivalents
-------------------------
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Accounts receivable
-------------------
Accounts receivable consist of balances due from sales. The Company monitors accounts receivable and provides allowances when considered necessary. As of September 30, 2003 and 2002 accounts receivable were considered to be fully collectible, accordingly no allowance for doubtful accounts was provided. If amounts become uncollectible, they will be charged to operations when that determination is made.

Investments
-----------
Certain investments that management has the intent and ability to hold to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts that are recognized in interest income using the interest method over the period to maturity.

Marketable and debt securities which management has classified as trading are carried at fair value with net unrealized gains and losses reported in operations. Realized gains and losses on marketable equity and debt securities are recognized upon sale using the specific identification method.

Inventories
-----------
Inventories, which consist of raw materials, work-in-process, and finished goods, are stated at the lower of cost or market value, cost being determined using the first in, first out method. Fixed and variable manufacturing costs and overhead are included in the carrying values of finished goods and work-in-process. The Company records reserves for inventory shrinkage and obsolescence, when considered necessary.

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

                     SUNAIR ELECTRONICS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2002


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Impairment of long-lived assets and long-lived assets to be disposed of
-----------------------------------------------------------------------
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the assets exceeds the fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Income (loss) per share
-----------------------
Basic earnings per share amounts are computed by dividing the net income by the weighted average number of common shares outstanding. Diluted earnings per share amounts are computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents, and stock options outstanding during the period.

Revenue recognition
-------------------
The Company and its subsidiary use the accrual basis of accounting. Sales revenues are recorded when products are shipped and title has passed to unaffiliated customers. Interest and dividends earned on investments are recorded when earned.

Advertising costs
-----------------
The Company expenses advertising costs as incurred. Advertising expenses totaled approximately $14,950 and $23,425 for the years ended September 30, 2003 and 2002, respectively.

Research and development
------------------------
Expenditures for research and development are charged to operation as incurred. Total research and development expenses amounted to approximately $219,500 and $218,000 for the years ended September 30, 2003 and 2002, respectively.

Fair value of financial instruments
-----------------------------------
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to the short-term maturities of these assets and liabilities. The fair market value of other financial instruments is provided by the use of quoted market prices and other appropriate valuation techniques, based on information available at year-end.

Concentration risk
------------------
The Company at various times during the year maintains cash balances in excess of federally insured (FDIC) limits. The uninsured balances were approximately $416,000 and $906,500 at September 30, 2003 and 2002, respectively.

During the year ended September 30, 2003, the Company had deliveries to a customer which approximated 52% of total sales.

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

                     SUNAIR ELECTRONICS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2002


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Reclassification
----------------
Certain amounts in the prior period have been reclassified to conform to the 2003 presentations.

Recent Accounting Pronouncements
--------------------------------
In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" which expands previously issued accounting guidance and disclosure requirements for certain guarantees. The interpretation requires an entity to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee. The initial recognition and initial measurement provisions of FIN No. 45 are applicable to a company on a prospective basis to guarantees issued or modified after December 31, 2002. However, the disclosure requirements in FIN No. 45 are effective for a company's financial statements for periods ending after December 15, 2002. The Company is not a party to any agreement in which it is a guarantor of indebtedness of others therefore the interpretation did not affect the Company's financial position, results of operations or cash flows.

In January 2003, the FASB issued Interpretations No. 46, "Consolidation of Variable Interest Entities". FIN No. 46 addresses consolidation by business enterprises of variable interest entities (formerly special purpose entities or "SPEs"). The Company does not have any variable interest entities as defined by FIN No. 46 and therefore the interpretation did not affect the Company's financial position, results of operations or cash flows.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS No. 148 does not alter the provisions of SFAS 123, nor does it require stock-based compensation to be measured under the fair-value method. Rather, SFAS 148 provides alternative transition methods to companies that elect to expense stock-based compensation using the fair-value approach under SFAS No. 123. The Company will continue to account for stock-based compensation in accordance with APB No. 25. The Company has adopted the disclosure-only provisions of SFAS No. 148. As such, the Company does not expect this standard to have a material impact on its financial position or results of operations.

In April 2003, the FASB issued Statement No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities". This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under Statement No. 133, "Accounting for Derivatives Instruments and Hedging Activities." The provisions of this statement are effective for all derivatives and hedging activities entered into after June 30, 2003. The Company did not have any derivatives or hedging activities and therefore the standard did not affect the Company's financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards on the classification and measurement of certain instruments with characteristics of both liabilities and equity. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2002 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. SFAS No. 150 did not have a material effect on the Company's financial statements.

                     SUNAIR ELECTRONICS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2002


NOTE 2 - INVESTMENTS

Investments held-to-maturity includes Private Export Funding Corporation (PEFCO) notes at September 30, 2003, and U.S. Treasury Notes and PEFCO notes at September 30, 2002. The Export-Import Bank of the United States, an agency of the United States, guarantees these PEFCO notes. Amortization of $28,670, related to the PEFCO premium, is included in the determination of net income for each of the years ended September 30, 2003 and 2002.

The following schedule reflects values at September 30, 2003 and 2002:


Name of Issuer and
Title of Issue              Principal        Cost         Market       Carrying
--------------              ----------    ----------    ----------    ----------

                                                    2003
                                                    ----
PEFCO 7.95% secured
   note series UU due
   November 1, 2006         $2,900,000    $3,215,375    $3,105,726    $2,988,383
                            ==========    ==========    ==========    ==========

                                                    2002
                                                    ----
U.S Treasury Note 3.576%
   due November 15, 2006    $  500,000    $  498,459    $  521,250    $  498,459
PEFCO 7.95% secured
   note series UU due
   November 1, 2006          2,900,000     3,215,375     3,248,000     3,017,057
                            ----------    ----------    ----------    ----------
                            $3,400,000    $3,713,834    $3,769,250    $3,515,516
                            ==========    ==========    ==========    ==========

The carrying amounts do not reflect accrued interest as of September 30, 2003 and 2002. These amounts are reflected in interest receivable. Due to the increase in market value the Company reclassified the U.S. Treasury Note to trading securities and sold it for a gain of $26,258.

The Company purchased market and debt securities which management has classified as trading. The following schedule reflects market values at September 30, 2003:

                                                           Gross
                                                         Unrealized
                             Principal       Cost      Gains (losses)   Market
                            ----------    ----------   -------------  ----------
Florida St. Mun. Pwr Agy
   due October 1, 2021      $  500,000    $  500,000    $       --    $  500,000
F&C/Claymore PFD
   Securities                  500,000       500,000            --       500,000
ING Prime Rate Trust
   Securities                  500,000       500,000            --       500,000
                            ----------    ----------    ----------    ----------
                            $1,500,000    $1,500,000    $       --    $1,500,000
                            ==========    ==========    ==========    ==========

                     SUNAIR ELECTRONICS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2002


NOTE 2 - INVESTMENTS (CONTINUED)

The Company purchased market and debt securities which management classified as available for sale. The following schedule reflects market values at September 30, 2002:

                                                           Gross
                                                         Unrealized
                             Principal       Cost      Gains (losses)   Market
                            ----------    ----------   -------------  ----------
Federal Home Loan Bank
   due July 25, 2003        $  500,000    $  500,000    $       --    $  500,000
Florida St. Mun. Pwr Agy
   due October 1, 2021         500,000       500,000            --       500,000
UBS AG Stamford
   due February 18, 2003       500,000       499,105            --       499,105
                            ----------    ----------    ----------    ----------
                            $1,500,000    $1,499,105    $       --    $1,499,105
                            ==========    ==========    ==========    ==========


The Company reclassified the Florida State Municipal security from available for sale to trading during the fiscal year ended 2003. There were no unrealized gains or losses and therefore no effect on earnings.


NOTE 3 - INVENTORIES

Inventories consist of the following at September 30, 2003 and 2002:

                                        2003                      2002
                                     ----------                ----------

     Materials                       $2,352,471                $1,974,324
     Work in progress                 3,957,855                 2,999,000
     Finished goods                     742,915                   463,780
                                     ----------                ----------
                                     $7,053,241                $5,437,104
                                     ==========                ==========

NOTE 4 - NOTE RECEIVABLE

As partial payment for goods and services delivered, a foreign government agency has issued a note to one of the Company's customers. The note matures on April 15, 2007. The customer has assigned an interest therein to the Company, valued at approximately $335,000 at September 30, 2003 and 2002, respectively. Interest thereon is paid semi-annually at the rate of 9%. Interest receivable of $12,633 and $15,326, is included in interest receivable at September 30, 2003 and 2002, respectively.

                    SUNAIR ELECTRONICS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2002


NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following at September 30, 2003 and 2002:

                                            2003                  2002
                                        -----------           -----------

     Land                               $    38,185           $    38,185
     Building and improvements            1,110,185             1,097,736
     Machinery and equipment              2,113,628             2,120,463
                                        -----------           -----------
                                          3,261,998             3,256,384
     Accumulated Depreciation            (2,580,903)           (2,522,305)
                                        -----------           -----------
                                        $   681,095           $   734,079
                                        ===========           ===========

On May 2, 2002, the Company sold its south building, which included 2.35 acres of land, parking lot, fence, and landscape and recognized a gain of $1,337,830.

NOTE 6 - INCOME TAXES

The components of the Company's income tax provision for the years ended September 30 are as follows:

                                   2003                       2002
                                 --------                   --------
     Current:
       Federal                   $352,650                   $631,113
       State                       31,600                     58,887
                                 --------                   --------
                                 $384,250                   $690,000
                                 ========                   ========

During 1995, it was determined that continued operations of the Company's Interest Charge-Domestic International Sales Corporation (IC-DISC) subsidiary's tax election was no longer advantageous to the Company. Accordingly, the election of the subsidiary was discontinued and its retained earnings, of approximately $3,200,000, were distributed to the Company. Federal tax regulations provide for the taxation of such distribution over a ten year period in equal annual increments. Utilizing the maximum tax rates, the income tax consequence of such distribution will approximate $122,000 per year. No interest is payable on this unpaid portion.

The total provision for 2003 and 2002 are more than amounts computed by applying the 34% statutory rates to income before income taxes for the following reasons:

                                       2003                2002
                                    ---------           ---------
     Income tax at the
        statutory rates             $ 394,427           $ 656,064
     State income tax, net
        of federal tax                 23,000              38,107
     Stock Options                    (34,000)                 --
     Other                                823              (4,171)
                                    ---------           ---------
                                    $ 384,250           $ 690,000
                                    =========           =========

Prepaid and other current assets included approximately $65,000 in income taxes for September 30, 2002, which was applied to 2003.

                    SUNAIR ELECTRONICS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2002


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

During the fiscal year ended September 30, 2001, options to purchase 235,000 shares at $2.25 per share were issued to key employees of the Company. Options for 79,800 shares are exercisable beginning in the second year of the option period and 77,600 shares in each of the third and fourth years. The options granted shall be exercisable up to and including five years from the date of grant. (See Note 10)

During the fiscal year ended September 30, 2002, options to purchase 40,000 shares at $2.25 per share were issued to key employees of the Company. Options for 13,600 shares are exercisable beginning in the second year of the option period and 13,200 shares in each of the third and fourth years. The options granted shall be exercisable up to and including five years from the date of grant.

During the fiscal year ended September 30, 2003, 45,600 stock options were exercised for $2.25 per share.

Stock options activity for the years ended September 2003 and 2002 are as follows:


                                         2003                          2002
                                ---------------------------   ----------------------------
                                               Weighted                       Weighted
                                  Number        Average         Number        Average
                                Of Shares    Exercise Price   Of Shares     Exercise Price
                                ---------    --------------   ---------     --------------
Balances, beginning of year       270,000       $   2.25        235,000       $   2.25
Granted                                --           2.25         40,000           2.25
Exercised                         (45,600)          2.25             --             --
Cancelled                              --             --         (5,000)         (2.25)
                                 --------       --------       --------       --------
Balances, end of year             224,400       $   2.25        270,000       $   2.25
                                 ========       ========       ========       ========


Stock options outstanding and exercisable at September 30, 2003 are as follows:

                                    Options Outstanding                       Options Exercisable
                           -----------------------------------        ---------------------------------
                                                   Weighted                Weighted
            Exercise           Number              Average                  Average            Number
              Price          Outstanding        Remaining Life          Exercise Price       Exercisable
            --------         -----------        --------------          --------------       -----------
             $ 2.25            224,400               2.75                   $ 2.25             122,050
             ======            =======               ====                   =====              =======

                    SUNAIR ELECTRONICS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2002


NOTE 7 - STOCK OPTIONS (CONTINUED)

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

The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for all options granted:


                                                                         2002
                                                                       --------
                  Risk-free interest rate                                3.45%
                  Dividend Rate                                             0%
                  Volatility factor                                     96.10%
                  Weighted average expected life (years)                   3.0


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


                                                                 2003                  2002
                                                              ---------            -----------

                  Pro forma net income                         $651,314            $ 1,125,272
                                                               ========            ===========

                  Pro forma net income per share:
                  Basic                                          $ 0.18                $  0.30
                  Diluted                                        $ 0.17                $  0.30


NOTE 8 - EMPLOYEE BENEFITS

The Company has a profit sharing and 401(k) Plan. Under the Plan, eligible employees may contribute up to 15% of their annual compensation. The Company may contribute to the Plan at the discretion of the Board of Directors. During the years ended September 30, 2003 and 2002, the Company contributed $16,000 each year, respectively.

                    SUNAIR ELECTRONICS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2002


NOTE 9 - SEGMENT INFORMATION

The Company operates in a single industry, its principal products being communications equipment.

Sales by geographic area, and to U.S. and foreign governmental agencies for the years ended September 30 were as follows:

                                                    2003            2002
                                                 ----------      ----------
     Geographic area:
         United States                           $5,233,357      $4,358,048
         Germany                                    312,311              --
         Malaysia                                   242,473         261,053
         Australia                                   79,704         136,197
         Egypt                                           --         840,034
         Other                                       42,894         288,106
                                                 ----------      ----------
                                                 $5,910,739      $5,883,438
                                                 ==========      ==========

     Sales to U.S. governmental agencies         $1,042,673      $3,132,609
                                                 ==========      ==========

     Sales to foreign governmental agencies      $  221,935      $  905,520
                                                 ==========      ==========


NOTE 10 - SUBSEQUENT EVENTS

On November 6, 2003, the Company's majority shareholder sold 1,994,000 common shares to an unrelated third party, whereby the new shareholder owns approximately 53% of the Company. Due to the majority change in ownership, all of the Company's outstanding stock options became fully vested and exercisable on November 6, 2003.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

NONE

ITEM 8A.  CONTROLS AND PROCEDURES
---------------------------------

(a) Evaluation of Disclosure Controls and Procedures. The term "disclosure controls and procedures" is defined in Rule 13a - 15(e) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of September 30, 2003, that our disclosure controls and procedures are effective for recording, processing, summarizing and timely reporting the information we are required to disclose in our reports filed under the Exchange Act.

(b) Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting during the fiscal year ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, out internal control over financial reporting.

                                    PART III
                                    --------

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH
----------------------------------------------------------------------------
SECTION 16(a) OF THE EXCHANGE ACT
---------------------------------

Except as set forth below, the information required by this Item 9 is incorporated by reference to the definitive proxy statement.

Executive Officers
------------------
                                                                     Family
Name                    Age        Position Held                  Relationship
------------------      ---       -------------------------       ------------

James E. Laurent        67        Vice President/ Marketing       None
                                  Since 1988
                                  President, Chief
                                  Executive Officer
                                  and Director
                                  Since 2000

Synnott B. Durham       62        Cost Manager                    None
                                  1979 to 1993
                                  Treasurer, Chief
                                  Financial Officer
                                  Since 1994

Henry A. Budde          51        Chief Engineer                  None
                                  Since 1994
                                  Vice President /Operations
                                  Since 2000


The Company has not yet adopted a code of ethics because it was waiting for the final AMEX rules regarding the code of ethics to be adopted by the AMEX. The final AMEX rules were recently adopted and the Company is currently in the process of adopting a code of ethics that will comply with the both the SEC and AMEX rules.

ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

Incorporated by reference to the definitive proxy statement.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

Incorporated by reference to the definitive proxy statement.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

Not Applicable

ITEM 13.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

(a) 1.   Financial Statements filed as a part of the Form 10-KSB
         Consolidated Balance Sheets as of
         September 30, 2003 and 2002                                Page    12

         Statements of Consolidated Income for each of the
         two years in the period ended September 30, 2003           Page    13

         Consolidated Statements of Cash Flows for each
         of the two years in the period ended September
         30, 2003                                                   Page    14

         Statements of stockholders' equity for each of the
         two years in the period ended September 30, 2003           Page    15

         Notes to Consolidated Financial Statements                 Pages  16-24

(a) 2. Financial Statement Schedules filed as part of the Form 10-KSB:

         Report on Financial Statements Schedules of
         Independent Public Accountants                             Page    11

         Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

         Separate financial statements of the Company are omitted because of the absence of the conditions under which they are required.

(a) 3.   Exhibits

Exhibit
No.            Exhibit Description
-------        -------------------

10.1 2000 Stock Option Plan (incorporated by reference to the definitive proxy statement filed with the SEC on Dec 28, 2000)*

10.2 Amendment to 2000 Stock Option Plan (incorporated by reference to the Form S-8 filed with the SEC on July 17, 2003)*

23       Consent of Berenfeld Spritzer Schechter & Sheer

31.1 Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Management Compensatory Plan

(b)      Reports on Form 8-K

On July 31, 2003, the Company filed a Form 8-K disclosing information under Items 7 and 12.

On August 15, 2003, the Company filed a Form 8-K disclosing information under Items 5 and 7.


ITEM 14  PRINCIPAL ACCOUNTANT FEES AND SERVICES
-----------------------------------------------

Incorporated by reference to the definitive proxy statement.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



SUNAIR ELECTRONICS, INC.                              Date  December 29, 2003
                                                            -----------------


By  /S/ James E. Laurent
    --------------------------
    James E. Laurent
    Director, President
    and Principal
    Executive Officer

By  /S/ Synnott B. Durham
    ----------------------------
    Synnott B. Durham
    Treasurer, Chief Financial
    Officer and Principal
    Accounting Officer



By  /S/ Michael D. Herman
    ----------------------------
    Michael Herman
    Director


By  /S/ Earl M. Anderson, Jr.
    ------------------------------
    Earl M. Anderson, Jr.
    Director


By  /S/ George F. Arata, Jr.
    -----------------------------
    George F. Arata, Jr.
    Director