Form 10QSB
period 2003-12-31
SUNAIR ELECTRONICS INC
filed 2004-02-17
CIK 95366

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2003

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                          Commission file number I-4334

                            SUNAIR ELECTRONICS, INC.
--------------------------------------------------------------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


          FLORIDA                                                59-0780772
          -------                                                ----------
(STATE OR OTHER JURISDICTION                                  (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NO.)

3005 SW THIRD AVE., FT. LAUDERDALE, FL.                             33315
----------------------------------------                         ------------
(ADDRESS OR PRINCIPAL EXECUTIVE OFFICE)                           (ZIP CODE)


ISSUER'S TELEPHONE NUMBER (INCLUDING AREA CODE)                 (954) 525-1505
                                                                --------------

                                      NONE
               --------------------------------------------------
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                         IF CHANGED SINCE LAST REPORT)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No  [ ]

Registrant's common stock - par value 10 cents, outstanding as of December 31, 2003 - 3,800,520 shares.

Transitional Small Business Disclosure format.  Yes [ ]  No  [X]

                     SUNAIR ELECTRONICS, INC. AND SUBSIDIARY

                                      INDEX
                                      *****

                                                                                    PAGE NO.
                                                                                    ********
       PART I.        FINANCIAL INFORMATION:

         ITEM 1.      CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                       CONSOLIDATED CONDENSED BALANCE SHEETS - -
                         DECEMBER 31, 2003 AND SEPTEMBER 30, 2003                   3

                       CONSOLIDATED CONDENSED STATEMENTS OF INCOME - -
                         THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002              4

                       CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS -
                         THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002              5

                       NOTES TO CONSOLIDATED CONDENSED FINANCIAL
                         STATEMENTS                                                 6-10

         ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                      CONSOLIDATED CONDENSED STATEMENTS                             11-14

         ITEM 3.      CONTROLS AND PROCEDURES                                       14

       PART II.       OTHER INFORMATION

         ITEM 1.      LEGAL PROCEEDINGS                                             15

         ITEM 2.      CHANGES IN SECURITIES                                         15

         ITEM 3.      DEFAULTS UPON SENIOR SECURITIES                               15

         ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           15

         ITEM 5.      OTHER INFORMATION                                             15

         ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K                              16

       SIGNATURES                                                                   17

                          PART I. FINANCIAL INFORMATION

                     SUNAIR ELECTRONICS, INC. AND SUBSIDIARY
                CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)


                                     ASSETS
                                                              12/31/03      9/30/03
                                                            -----------   -----------
CURRENT ASSETS:
     Cash and cash equivalents                              $ 1,409,435   $ 1,022,175
     Accounts receivable                                        547,412     1,768,772
     Interest receivable                                        157,668       108,510
     Inventories                                              7,148,267     7,053,241
     Short term investments                                   1,999,398     1,500,000
     Prepaid and other current assets                            39,101        20,008
                                                            -----------   -----------

         Total Current Assets                                11,301,281    11,472,706

INVESTMENTS                                                   2,981,215     2,988,383

NOTE RECEIVABLE                                                 334,986       334,986

PROPERTY, PLANT, AND EQUIPMENT, net                             652,891       681,095
                                                            -----------   -----------

TOTAL ASSETS                                                $15,270,373   $15,477,170
                                                            ===========   ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                  $   381,335   $   611,458
     Income taxes payable                                        52,459       219,959
                                                            -----------   -----------

         Total Current Liabilities                              433,794       831,417

INCOME TAXES PAYABLE, net of current
     portion                                                         --       122,000

STOCKHOLDERS' EQUITY:
     Preferred stock, no par value, 500,000
       shares authorized, none issued and
       outstanding                                                   --            --
     Common stock, $.10 par value, 6,000,000
       shares authorized, 3,800,520, and
       3,738,170 shares issued and outstanding
       at December 31, 2003 and
       September 30, 2003, respectively                         380,052       373,817
     Additional paid-in-capital                               2,838,991     2,704,939
     Retained earnings                                       11,617,536    11,444,997
                                                            -----------   -----------

         Total Stockholders' Equity                          14,836,579    14,523,753
                                                            -----------   -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $15,270,373   $15,477,170
                                                            ===========   ===========


The accompanying notes are an integral part of these financial statements

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                        THREE MONTHS ENDED
                                                        ------------------
                                                     12/31/03         12/31/02
                                                   -----------      -----------
SALES                                              $ 1,314,574      $ 1,065,447
COST OF SALES                                          698,249          555,199
                                                   -----------      -----------

GROSS PROFIT                                           616,325          510,248
SELLING, GENERAL & ADMINISTRATIVE
    EXPENSES                                           486,551          495,525
                                                   -----------      -----------

OPERATING INCOME                                       129,774           14,723
OTHER INCOME:
    INTEREST INCOME                                     62,432           77,163
    OTHER, NET                                          (1,167)          15,066
                                                   -----------      -----------

INCOME BEFORE PROVISION
    FOR INCOME TAXES                                   191,039          106,952

PROVISION FOR
    INCOME TAXES                                       (18,500)         (37,900)
                                                   -----------      -----------

NET INCOME                                         $   172,539           69,052
                                                   ===========      ===========

NET INCOME PER SHARE:
    BASIC                                          $      0.05      $      0.02
                                                   ===========      ===========
    DILUTED                                        $      0.04      $      0.02
                                                   ===========      ===========

WEIGHTED AVERAGE SHARES OUTSTANDING:
    BASIC                                            3,764,966        3,692,570
                                                   ===========      ===========
    DILUTED                                          3,857,433        3,711,702
                                                   ===========      ===========


The accompanying notes are an integral part of these financial statements

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                         THREE MONTHS ENDED
                                                         ------------------
                                                       12/31/03       12/31/02
                                                     -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
    NET INCOME                                       $   172,539    $    69,052
    ADJUSTMENTS TO RECONCILE NET INCOME TO
       NET CASH PROVIDED BY (USED IN)
          OPERATING ACTIVITIES:
       DEPRECIATION                                       39,465         32,201
       AMORTIZATION                                        7,168          7,168
       (INCREASE) DECREASE IN ASSETS:
          ACCOUNTS RECEIVABLE                          1,221,360       (256,840)
          INTEREST RECEIVABLE                            (49,158)       (48,095)
          INVENTORIES                                    (95,026)      (159,940)
          PREPAID AND OTHER CURRENT ASSETS               (19,093)       (22,559)
       INCREASE (DECREASE) IN LIABILITIES:
          ACCOUNTS PAYABLE AND ACCRUED EXPENSES         (230,123)       458,909
          INCOME TAXES PAYABLE                          (289,500)      (568,709)
                                                     -----------    -----------
    NET CASH PROVIDED BY (USED IN) OPERATING
          ACTIVITIES                                     757,632       (488,813)
                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    PURCHASE OF PROPERTY, PLANT, AND EQUIPMENT           (11,261)       (12,023)
    PURCHASES OF INVESTMENTS                            (499,398)      (714,687)
                                                     -----------    -----------
    NET CASH USED IN INVESTING ACTIVITIES               (510,659)      (726,710)
                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    EXCERCISE OF STOCK OPTIONS                           140,287             --
                                                     -----------    -----------
    NET CASH PROVIDED BY FINANCING ACTIVITIES            140,287             --
                                                     -----------    -----------

NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                     387,260     (1,215,523)

CASH AND CASH EQUIVALENTS, AT BEGINNING
    OF YEAR                                            1,022,175      2,422,833
                                                     -----------    -----------

CASH AND CASH EQUIVALENTS, AT END OF YEAR            $ 1,409,435    $ 1,207,310
                                                     ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    CASH PAID DURING THE YEAR FOR INCOME TAXES       $   308,000    $   640,000
                                                     ===========    ===========


The accompanying notes are an integral part of these financial statements

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.       BASIS OF CONSOLIDATED FINANCIAL STATEMENT PRESENTATION]

         THE ACCOMPANYING UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS HAVE BEEN PREPARED BY THE COMPANY PURSUANT TO THE RULES AND REGULATIONS OF THE SECURITIES AND EXCHANGE COMMISSION AND IN ACCORDANCE WITH THE INSTRUCTIONS TO FORM 10-QSB AND DO NOT INCLUDE ALL THE INFORMATION AND FOOTNOTE DISCLOSURES NORMALLY INCLUDED IN CONSOLIDATED FINANCIAL STATEMENTS PREPARED IN ACCORDANCE WITH ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE UNITED STATES OF AMERICA. THE INFORMATION FURNISHED IN THE INTERIM FINANCIAL STATEMENTS INCLUDES NORMAL RECURRING ADJUSTMENTS AND REFLECTS ALL ADJUSTMENTS, WHICH, IN THE OPINION OF MANAGEMENT, ARE NECESSARY FOR A FAIR PRESENTATION OF SUCH FINANCIAL STATEMENTS. FOR FURTHER INFORMATION REFER TO THE CONSOLIDATED FINANCIAL STATEMENTS AND FOOTNOTES THERETO INCLUDED IN THE COMPANY'S MOST RECENT AUDITED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED IN ITS SEPTEMBER 30, 2003 ANNUAL REPORT ON FORM 10-KSB. OPERATING RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 2003 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS THAT MAY BE EXPECTED FOR THE YEAR ENDING SEPTEMBER 30, 2004.

2.       SIGNIFICANT ACCOUNTING POLICIES

         USE OF ESTIMATES
         ----------------
         THE PREPARATION OF FINANCIAL STATEMENTS IN CONFORMITY WITH ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE UNITED STATES OF AMERICA REQUIRES MANAGEMENT TO MAKE ESTIMATES AND ASSUMPTIONS THAT AFFECT THE REPORTED AMOUNTS IN THE CONSOLIDATED FINANCIAL STATEMENTS AND ACCOMPANYING NOTES. ACTUAL RESULTS COULD DIFFER FROM THOSE ESTIMATES.

         ACCOUNTS RECEIVABLE
         -------------------
         ACCOUNTS RECEIVABLE CONSIST OF BALANCES DUE FROM SALES. THE COMPANY MONITORS ACCOUNTS RECEIVABLE AND PROVIDES ALLOWANCES WHEN CONSIDERED NECESSARY. AS OF DECEMBER 31, 2003 AND SEPTEMBER 30, 2003 ACCOUNTS RECEIVABLE WERE CONSIDERED TO BE FULLY COLLECTIBLE, ACCORDINGLY NO ALLOWANCE FOR DOUBTFUL ACCOUNTS WAS PROVIDED. IF AMOUNTS BECOME UNCOLLECTIBLE, THEY WILL BE CHARGED TO OPERATIONS WHEN THAT DETERMINATION IS MADE. THE COMPANY HAS LIMITED EXPOSURE TO BAD DEBT AS DOMESTIC SALES ARE PRIMARILY TO THE U.S. GOVERNMENT OR LARGER DEFENSE CONTRACTORS. INTERNATIONAL SALES ARE PRIMARILY CASH IN ADVANCE OF SHIPMENT OR LETTERS OF CREDIT.

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

         INVENTORIES
         -----------
         INVENTORIES, WHICH CONSIST OF RAW MATERIALS, WORK-IN-PROCESS, AND FINISHED GOODS, ARE STATED AT THE LOWER OF COST OR MARKET VALUE, COST BEING DETERMINED USING THE FIRST IN, FIRST OUT METHOD. FIXED AND VARIABLE MANUFACTURING COSTS AND OVERHEAD ARE INCLUDED IN THE CARRYING VALUES OF FINISHED GOODS AND WORK-IN-PROCESS. THE COMPANY RECORDS RESERVES FOR INVENTORY SHRINKAGE AND OBSOLESCENCE, WHEN CONSIDERED NECESSARY. FOR THE THREE MONTHS ENDED DECEMBER 31, 2003 INVENTORY SHRINKAGE AND OBSOLESCENCE RESERVES INCREASED $19,670.

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

         RESEARCH AND DEVELOPMENT
         ------------------------
         EXPENDITURES FOR RESEARCH AND DEVELOPMENT ARE CHARGED TO OPERATION AS INCURRED.

3.       INVENTORIES

         INVENTORIES CONSIST OF THE FOLLOWING

                                                  12/31/03              9/30/03
                                                 ----------           ----------

                MATERIALS                        $1,597,615           $2,352,471
                WORK IN PROGRESS                  4,562,528            3,957,855
                FINISHED GOODS                      988,124              742,915
                                                 ----------           ----------
                                                 $7,148,267           $7,053,241
                                                 ==========           ==========

4.       EARNINGS PER COMMON SHARE -

         BASIC EARNINGS PER SHARE AMOUNTS ARE COMPUTED BY DIVIDING THE NET INCOME BY THE WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING. DILUTED EARNINGS PER SHARE AMOUNTS ARE COMPUTED BY DIVIDING NET INCOME BY THE WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK, COMMON STOCK EQUIVALENTS, AND STOCK OPTIONS OUTSTANDING DURING THE PERIOD.

5.       INVESTMENTS -

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

6.       INCOME TAXES:

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

7.       PREFERRED STOCK:

         AT DECEMBER 31, 2003, THE COMPANY HAD 500,000 AUTHORIZED SHARES OF PREFERRED STOCK, NO PAR VALUE, THAT MAY BE ISSUED AT SUCH TERMS AND PROVISIONS AS DETERMINED BY THE BOARD OF DIRECTORS. NONE ARE OUTSTANDING.

8.       STOCK OPTIONS:

         AT THE FISCAL YEAR ENDED SEPTEMBER 30, 2003, OPTIONS TO PURCHASE 270,000 SHARES AT $2.25 PER SHARE HAD BEEN ISSUED TO KEY EMPLOYEES OF THE COMPANY. ON NOVEMBER 6, 2003, THE COMPANY'S MAJORITY SHAREHOLDER SOLD 1,994,000 COMMON SHARES TO AN UNRELATED THIRD PARTY, WHEREBY THE NEW SHAREHOLDER OWNS APPROXIMATELY 53% OF THE COMPANY. DUE TO THE MAJORITY CHANGE IN OWNERSHIP, ALL OF THE COMPANY'S OUTSTANDING STOCK OPTIONS BECAME FULLY VESTED AND EXERCISABLE ON NOVEMBER 6, 2003. OPTIONS FOR 45,600 WERE EXERCISED IN FISCAL 2003 AND 62,350 WERE EXERCISED IN THE FIRST QUARTER OF FISCAL 2004. 162,050 STOCK OPTIONS ARE CURRENTLY EXERCISABLE. THE OPTIONS GRANTED SHALL BE EXERCISABLE UP TO AND INCLUDING FIVE YEARS FROM THE DATE OF GRANT.

9.       RECENT ACCOUNTING PRONOUNCEMENTS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-----------------------------------------------------------------

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION:
-----------------------------------------------------------

SOME OF THE STATEMENTS IN THIS QUARTERLY REPORT, INCLUDING THOSE THAT CONTAIN THE WORDS "ANTICIPATE," "BELIEVE," "PLAN," "ESTIMATE," "EXPECT," "SHOULD," "INTEND" AND OTHER SIMILAR EXPRESSIONS, ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THOSE FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE OUR ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OR THOSE OF OUR INDUSTRY TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY THOSE FORWARD-LOOKING STATEMENTS. AMONG THE FACTORS THAT COULD CAUSE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENT TO DIFFER MATERIALLY FROM THOSE DESCRIBED OR IMPLIED IN THE FORWARD-LOOKING STATEMENTS ARE GENERIC ECONOMIC CONDITIONS, COMPETITION, POTENTIAL TECHNOLOGY CHANGES, CHANGES IN OR THE LACK OF ANTICIPATED CHANGES IN THE REGULATORY ENVIRONMENT IN VARIOUS COUNTRIES, THE RISKS INHERENT IN NEW PRODUCT AND SERVICE INTRODUCTIONS AND THE ENTRY INTO NEW GEOGRAPHIC MARKETS AND OTHER FACTORS INCLUDED IN OUR FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION (THE "SEC"). COPIES OF OUR SEC FILINGS ARE AVAILABLE FROM THE SEC OR MAY BE OBTAINED UPON REQUEST FROM US. WE DO NOT UNDERTAKE ANY OBLIGATION TO UPDATE THE INFORMATION CONTAINED HEREIN, WHICH SPEAKS ONLY AS OF THIS DATE.

GENERAL:
--------

SUNAIR ELECTRONICS, INC. IS A FLORIDA CORPORATION ORGANIZED IN 1956. IT IS ENGAGED IN THE DESIGN, MANUFACTURE AND SALE OF HIGH FREQUENCY SINGLE SIDEBAND COMMUNICATIONS EQUIPMENT AND THE SOFTWARE DEVELOPMENT, DESIGN, INTEGRATION TESTING AND DOCUMENTATION OF C4ISR SYSTEMS UTILIZED FOR LONG RANGE VOICE AND DATA COMMUNICATIONS IN FIXED STATION, MOBILE AND MARINE MILITARY AND GOVERNMENTAL APPLICATIONS.

SUNAIR PRODUCTS AND ENGINEERING CAPABILITIES ARE MARKETED BOTH DOMESTICALLY AND INTERNATIONALLY AND ARE PRIMARILY INTENDED FOR STRATEGIC MILITARY AND OTHER GOVERNMENTAL APPLICATIONS. SALES ARE EXECUTED DIRECT THROUGH SYSTEMS ENGINEERING COMPANIES, WORLDWIDE COMMERCIAL AND FOREIGN GOVERNMENTAL AGENCIES OR DIRECT TO THE U.S. GOVERNMENT.

SUNAIR'S LINE OF EQUIPMENT IS COMPOSED OF PROPRIETARY HF/SSB RADIO EQUIPMENT AND ANCILLARY ITEMS SOLD AS OPERATING UNITS OR COMBINED INTO SOPHISTICATED SYSTEMS THAT MAY INTERFACE WITH WORKSTATIONS, ANTENNAE, POWER SOURCES, MODEMS, MESSAGE SWITCHING DEVICES, CRYPTOGRAPHIC EQUIPMENT SOFTWARE AND THE LIKE PROVIDED BY OTHERS. SUNAIR PRODUCTS EMPLOY ADVANCED SOLID STATE DESIGNS WITH COMPUTER CONTROLLED NETWORKING CAPABILITIES. IN ADDITION, THE COMPANY CUSTOM DESIGNS SYSTEMS INCORPORATING VARIOUS COMBINATIONS OF EQUIPMENT INTO RACKS AND CONTROL CONSOLES THAT MAY INTERFACE WITH VALUE ADDED PRODUCTS AND SYSTEMS OF OTHER MANUFACTURERS.

LIQUIDITY:
----------

FOR THE QUARTER ENDED DECEMBER 31, 2003, THE COMPANY HAD POSITIVE CASH FLOW FROM OPERATIONS OF $757,632 DUE TO PAYMENTS RECEIVED AGAINST SEVERAL LARGE SHIPMENTS MADE IN THE FOURTH QUARTER OF FISCAL 2003. ACCOUNTS RECEIVABLE DECREASED FOR THE SAME REASON.

CASH FLOWS USED BY INVESTING ACTIVITIES FOR THE QUARTER ENDED DECEMBER 31, 2003 WERE $510,659 WHICH CONSISTED OF SHORT TERM INVESTMENTS IN COMMERCIAL PAPER AND PURCHASES OF SMALL QUANTITIES OF COMPUTER EQUIPMENT.

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES FOR THE QUARTER ENDED DECEMBER 31, 2003 WERE $140,287 PROVIDED BY THE EXERCISE OF STOCK OPTIONS.

DURING THE FIRST THREE MONTHS OF FISCAL 2004, THE COMPANY HAD SHORT TERM INVESTMENTS AND CASH OR CASH EQUIVALENTS MORE THAN ADEQUATE TO COVER KNOWN REQUIREMENTS, UNFORESEEN EVENTS OR UNCERTAINTIES THAT MIGHT OCCUR. THE COMPANY'S KNOWN REQUIREMENTS CONSIST OF NORMAL OPERATING EXPENSES. DURING THIS THREE MONTH PERIOD, CASH AND CASH EQUIVALENTS HAD AN AVERAGE BALANCE OF $1,629,000 AS OPPOSED TO AN AVERAGE BALANCE OF $1,506,000 FOR THE TWELVE MONTHS ENDED SEPTEMBER 30, 2003. CASH EQUIVALENTS ARE TAX EXEMPT MONEY MARKET FUNDS THAT ARE READILY AVAILABLE FOR IMMEDIATE USE SHOULD THE OCCASION ARISE. IT IS ANTICIPATED THAT THE COMPANY WILL REMAIN AS LIQUID DURING FISCAL 2004. THE CURRENT RATIO OF THE COMPANY AS OF DECEMBER 31, 2003 WAS 26.1 COMPARED TO 13.8 AS OF SEPTEMBER 30, 2003.

THE COMPANY RECORDS RESERVES FOR INVENTORY SHRINKAGE AND OBSOLENSCENCE, WHEN CONSIDERED NECESSARY. AS OF DECEMBER 31, 2003, ACCOUNTS AND NOTES RECEIVABLE WERE CONSIDERED TO BE FULLY COLLECTIBLE, ACCORDINGLY NO ALLOWANCE FOR DOUBTFUL ACCOUNTS WAS PROVIDED. IF AMOUNTS BECOME UNCOLLECTIBLE, THEY WILL BE CHARGED TO OPERATIONS WHEN THAT DETERMINATION IS MADE.

NON CASH INTERIM RESERVES ARE MAINTAINED TO COVER ITEMS SUCH AS WARRANTY REPAIRS IN PROCESS AND OTHER CHARGES THAT MAY BE IN DISPUTE. ALL MONETARY TRANSACTIONS ARE IN U.S. DOLLARS AND NO LETTERS OF CREDIT INVOLVE FOREIGN EXCHANGE.

CAPITAL RESOURCES:
------------------

DURING THE FIRST THREE MONTHS OF FISCAL 2004, $11,261 WAS SPENT FOR CAPITAL ASSETS. THESE FUNDS WERE PRIMARILY USED FOR NEW COMPUTER HARDWARE. NO EXPENDITURES ARE COMTEMPLATED FOR PLANT EXPANSION OR EXTENSIVE MAINTENANCE IN FISCAL 2004. THE COMPANY HAS NO LONG TERM DEBT AND NONE IS CONTEMPLATED, EXCEPT THE COMPANY MAY INCUR DEBT TO FINANCE ACQUISITIONS ALTHOUGH THERE ARE CURRENTLY NO AGREEMENTS OR PROPOSALS IN CONNECTION WITH ANY ACQUISITIONS. LIABILITIES CONSIST OF CURRENT ACCOUNTS PAYABLE, ACCRUED EXPENSES RELATED TO THE CURRENT ACCOUNTING PERIOD, AND THE CURRENT AND LONG TERM PORTION OF INCOME TAXES PAYABLE.

RESULTS OF OPERATIONS:
----------------------

FIRST QUARTER OF FISCAL YEAR ENDED 2004 COMPARED TO FIRST QUARTER OF FISCAL YEAR ENDED 2003.

DURING THE FIRST QUARTER OF THE CURRENT FISCAL YEAR ENDED DECEMBER 31, 2003, SHIPMENTS OF $1,314,574 WERE UP 23.4% OR $249,127 FROM THE SAME QUARTER ONE YEAR AGO LARGELY DUE TO CONTINUED SHIPMENTS TO ONE U.S. CUSTOMER. DOMESTIC SHIPMENTS FOR THE FIRST THREE MONTHS OF THE CURRENT FISCAL YEAR WERE $1,263,449, COMPARABLE TO SHIPMENTS FOR THE SAME PERIOD ONE YEAR AGO OF $964,593, UP $298,856 OR 31.0%. EXPORT SHIPMENTS FOR THE THREE MONTHS ENDED DECEMBER 31, 2003 WERE $51,125 OR 3.9% OF TOTAL SALES, DOWN $49,729 OR 49.3% FOR THE SAME PERIOD ONE YEAR AGO DUE TO REDUCED INTERNATIONAL ACTIVITY. RECEIPT OF INTERNATIONAL ORDERS DECLINED DUE TO SHORT DELAYS IN FUNDING FOR NEW CONTRACT AWARDS. NEGOTIATIONS FOR A $1.7 MILLION ORDER HAS BEEN COMPLETED WITH A FOREIGN MINISTRY OF DEFENSE FOR DELIVERY BY APRIL 2004. BACKLOG OF $5,132,000 WAS HIGHER AT DECEMBER 31, 2003 COMPARED TO $2,892,000 AT DECEMBER 31, 2002 DUE TO ORDERS ON COMPLEX SYSTEMS RECEIVED IN THE LATTER PART OF FISCAL 2003. PROJECTED ORDERS REMAINING ON MULTI-YEAR CONTRACTS RECEIVED IN 1999 AND 2000 ARE NOT INCLUDED IN THIS BACKLOG.

COST OF SALES WAS SLIGHTLY HIGHER AT 53.1% OF SALES IN THE FIRST QUARTER OF FISCAL 2004 AS COMPARED TO 52.1% OF SALES FOR THE SAME PERIOD ONE YEAR AGO DUE TO THE PRODUCT MIX. INVENTORIES INCREASED 1.3% OR $95,026 FOR THE FIRST QUARTER OF FISCAL 2004 DUE TO REQUIREMENTS FOR CURRENT DELIVERIES AS WELL AS PROJECTED ORDERS FOR THE NEAR TERM. INVENTORY LEVELS ARE ANTICIPATED TO REFLECT A DECLINE IN THE CURRENT YEAR DUE TO PROCUREMENTS OF INVENTORY IN FISCAL 2003 TO MEET FUTURE REQUIREMENTS.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES REMAINED STABLE WITH ONLY A SLIGHT REDUCTION OF 1.8% OR $8,974 FOR THE FIRST QUARTER OF FISCAL 2004. THERE WERE NO SIGNIFICANT CHANGES FOR THE FIRST QUARTER OF FISCAL 2004 AS COMPARED TO THE FIRST QUARTER OF FISCAL 2003. EXPENSES CONTINUE TO BE INCURRED FOR EXPANDED MARKET EXPOSURE AND INCREASED PRODUCT APPLICATION.

INTEREST INCOME DECREASED SLIGHTLY AS LOWER YEILDS CONTINUE ON INVESTMENTS. OTHER INCOME DECREASED DUE TO REDUCED SALES OF SCRAP.

THE COMPANY CONTINUES TO FOCUS ON EXPANDING OUR SYSTEM ENGINEERING AND INTEGRATION CAPABILITIES IN NEW AND EXISTING MARKETS. PLANS CONTINUE UNDERWAY TO DEMONSTRATE AND QUALIFY OUR PRODUCTS AND CAPABILITIES FOR BOTH DOMESTIC AND INTERNATIONAL APPLICATION.

SUNAIR REACHED FINAL NEGOTIATIONS ON SEVERAL DOMESTIC AND INTERNATIONAL SYSTEM TYPE CONTRACTS AND CONTINUES NEGOTIATIONS ON OTHER NEW AND PREVIOUSLY IDENTIFIED PROJECTS. DUE TO THE COMPLEXITY AND THE LONG LEAD TIME FOR INTEGRATION AND TEST OF THESE SYSTEMS, DELIVERIES MAY EXTEND INTO FUTURE QUARTERS OF FISCAL 2004.

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

----------------------------------

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

ITEM 3. CONTROLS AND PROCEDURES
-------------------------------

(A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. THE TERM "DISCLOSURE CONTROLS AND PROCEDURES" IS DEFINED IN RULE 13A - 15(E) OF THE SECURITIES EXCHANGE ACT OF 1934, OR THE EXCHANGE ACT. THIS TERM REFERS TO THE CONTROLS AND PROCEDURES OF A COMPANY THAT ARE DESIGNED TO ENSURE THAT INFORMATION REQUIRED TO BE DISCLOSED BY A COMPANY IN THE REPORTS THAT IT FILES UNDER THE EXCHANGE ACT IS RECORDED, PROCESSED, SUMMARIZED AND REPORTED WITHIN REQUIRED TIME PERIODS. OUR CHIEF EXECUTIVE OFFICER AND OUR CHIEF FINANCIAL OFFICER HAVE CONCLUDED, BASED ON THEIR EVALUATION AS OF DECEMBER 31, 2003, THAT OUR DISCLOSURE CONTROLS AND PROCEDURES ARE EFFECTIVE FOR RECORDING, PROCESSING, SUMMARIZING AND TIMELY REPORTING THE INFORMATION WE ARE REQUIRED TO DISCLOSE IN OUR REPORTS FILES UNDER THE EXCHANGE ACT.

(B) CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. THERE WERE NO SIGNIFICANT CHANGES IN THE COMPANY'S INTERNAL CONTROLS OR IN OTHER FACTORS THAT COULD SIGNIFICANTLY AFFECT THESE CONTROLS SUBSEQUENT TO THE DATE OF THE MOST RECENT EVALUATION OF THESE CONTROLS BY THE COMPANY'S CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER, INCLUDING ANY CORRECTIVE ACTIONS WITH REGARD TO SIGNIFICANT DEFICIENCIES AND MATERIAL WEAKNESSES.

PART II   OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          NONE

ITEM 2.   CHANGES IN SECURITIES

          NONE

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          NONE

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          NONE

ITEM 5.   OTHER INFORMATION

          THE COMPANY HELD ITS 2003 ANNUAL MEETING OF STOCKHOLDERS AT THE COMPANY'S OFFICES ON JANUARY 26, 2004. AT THE MEETING, THE FOLLOWING PERSONS WERE ELECTED OR RE-ELECTED TO SERVE AS DIRECTORS, WITH THE VOTES INDICATED:

          DIRECTOR                 AFFIRMATIVE VOTES          NEGATIVE VOTES
          --------                 -----------------          --------------
          MICHAEL D. HERMAN            3,571,370                   0
          GERARD P. LAHENEY            3,571,370                   0
          JAMES E. LAURENT             3,571,370                   0
          DR. ARNOLD HEGGESTAD         3,570,398                   972
          STEVEN P. OPPENHEIM          3,570,398                   972

          ALSO AT THE MEETING THE STOCKHOLDERS APPROVED A PROPOSAL TO AMEND THE ARTICLES OF INCORPORATION OF THE COMPANY SO AS TO INCREASE THE AGGREGATE NUMBER OF SHARES OF COMMON STOCK, PAR VALUE $.10 PER SHARE, THAT THE COMPANY IS AUTHORIZED TO ISSUE FROM 6,000,000 TO 25,000,000 AND THE AGGREGATE NUMBER OF SHARES OF PREFERRED STOCK, NO PAR VALUE PER SHARE, THAT THE COMPANY IS AUTHORIZED TO ISSUE FROM 500,000 TO 2,000,000. THESE PROPOSALS WERE APPROVED WITH 2,552,894 AFFIRMATIVE VOTES, 173,866 NEGATIVE VOTES AND 1,051,010 ABSTENTIONS OR NON-VOTES.

          THE COMPANY HELD A BOARD OF DIRECTORS MEETING IMMEDIATELY FOLLOWING THE ANNUAL MEETING. AT THE BOARD MEETING, DR. HEGGESTAD AND MR. OPPENHEIM WERE ELECTED TO SERVE ON THE AUDIT COMMITTEE OF THE BOARD.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (A) EXHIBITS

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

          (B) REPORTS ON FORM 8-K

              ON NOVEMBER 19, 2003, THE COMPANY FILED A FORM 8-K DISCLOSING INFORMATION UNDER ITEMS 1 AND 7.

              ON NOVEMBER 26, 2003, THE COMPANY FILED FORM 8-K DISCLOSING INFORMATION UNDER ITEMS 7 AND 9.

                                   SIGNATURES
                                   ----------


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE ACT OF
1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                             SUNAIR ELECTRONICS, INC.


DATE  FEBRUARY 17, 2004                      /S/ JAMES E. LAURENT
     -------------------                     -----------------------------
                                             JAMES E. LAURENT, PRINCIPAL
                                             EXECUTIVE OFFICER


DATE  FEBRUARY 17, 2004                      /S/ SYNNOTT B. DURHAM
     ------------------                      --------------------------
                                             SYNNOTT B. DURHAM, PRINCIPAL
                                             ACCOUNTING OFFICER