Form 10QSB
period 2004-03-31
SUNAIR ELECTRONICS INC
filed 2004-05-17
CIK 95366

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

     [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

                                       OR

     { }    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                          Commission file number I-4334

                            SUNAIR ELECTRONICS, INC.
--------------------------------------------------------------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


                   FLORIDA                               59-0780772
      --------------------------------               -------------------
        (STATE OR OTHER JURISDICTION)                 (I.R.S. EMPLOYER
      OF INCORPORATION OR ORGANIZATION               IDENTIFICATION NO.)

   3005 SW THIRD AVE., FT. LAUDERDALE, FL.                 33315
   ---------------------------------------           -------------------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes __X__   No _____

Registrant's common stock - par value 10 cents, outstanding as of March 31, 2004
- 3,816,620 shares.

Transitional Small Business Disclosure format.  Yes _____ No __X__

                     SUNAIR ELECTRONICS, INC. AND SUBSIDIARY

                                      INDEX
                                      *****

                                                                       PAGE NO.
                                                                       ********
PART I.        FINANCIAL INFORMATION:

  ITEM 1.         CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

       CONSOLIDATED CONDENSED BALANCE SHEETS - -
                  MARCH 31, 2004 AND SEPTEMBER 30, 2003                    3

       CONSOLIDATED CONDENSED STATEMENTS OF INCOME - -
                  SIX MONTHS ENDED MARCH 31, 2004 AND 2003                 4

       CONSOLIDATED CONDENSED STATEMENTS OF INCOME - -
                  THREE MONTHS ENDED MARCH 31, 2004 AND 2003               5

       CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS -
                  SIX MONTHS ENDED MARCH 31, 2004 AND 2003                 6

       NOTES TO CONSOLIDATED CONDENSED FINANCIAL
                  STATEMENTS                                             7-11

  ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  CONSOLIDATED CONDENSED STATEMENTS                      12-15

  ITEM 3.         CONTROLS AND PROCEDURES                                 16

PART II.       OTHER INFORMATION

  ITEM 1.         LEGAL PROCEEDINGS                                       17

  ITEM 2.         CHANGES IN SECURITIES                                   17

  ITEM 3.         DEFAULTS UPON SENIOR SECURITIES                         17

  ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS     17

  ITEM 5.         OTHER INFORMATION                                       17

  ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K                        18

SIGNATURES                                                                19

                          PART I. FINANCIAL INFORMATION

                     SUNAIR ELECTRONICS, INC. AND SUBSIDIARY
                CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)


                                    ASSETS
                                                               03/31/04       9/30/03
                                                             -----------    -----------
CURRENT ASSETS:
     Cash and cash equivalents                               $ 1,230,076    $ 1,022,175
     Accounts receivable                                       2,190,815      1,768,772
     Interest receivable                                         106,700        108,510
     Inventories                                               6,678,120      7,053,241
     Short term investments                                    1,998,546      1,500,000
     Prepaid and other current assets                             48,819         20,008
                                                             -----------    -----------

         Total Current Assets                                 12,253,076     11,472,706

INVESTMENTS                                                    2,974,046      2,988,383

NOTE RECEIVABLE                                                  334,986        334,986

PROPERTY, PLANT, AND EQUIPMENT, net                              616,213        681,095
                                                             -----------    -----------

TOTAL ASSETS                                                 $16,178,321    $15,477,170
                                                             ===========    ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                   $   342,407    $   611,458
     Income taxes payable                                        342,559        219,959
                                                             -----------    -----------

         Total Current Liabilities                               684,966        831,417

INCOME TAXES PAYABLE, net of current
     portion                                                          --        122,000

STOCKHOLDERS' EQUITY:
     Preferred stock, no par value, 2,000,000
       shares authorized, none issued and
       outstanding                                                    --             --
     Common stock, $.10 par value, 25,000,000
       shares authorized, 3,816,620, and
       3,738,170 shares issued and outstanding
       at March 31, 2004 and
       September 30, 2003, respectively                          381,662        373,817
     Additional paid-in-capital                                2,873,606      2,704,939
     Retained earnings                                        12,238,087     11,444,997
                                                             -----------    -----------

         Total Stockholders' Equity                           15,493,355     14,523,753
                                                             -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $16,178,321    $15,477,170
                                                             ===========    ===========

The accompanying notes are an integral part of these financial statements

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                             SIX MONTHS ENDED
                                             ----------------
                                          03/31/04       03/31/03
                                        -----------     -----------

SALES                                   $ 4,530,456     $ 2,300,739
COST OF SALES                             2,519,019       1,352,998
                                        -----------     -----------

GROSS PROFIT                              2,011,437         947,741
SELLING, GENERAL & ADMINISTRATIVE
    EXPENSES                              1,030,174         891,904
                                        -----------     -----------

OPERATING INCOME                            981,263          55,837
OTHER INCOME:
    INTEREST INCOME                         124,483         165,570
    OTHER, NET                               (4,045)        (17,250)
                                        -----------     -----------

INCOME BEFORE PROVISION
    FOR INCOME TAXES                      1,101,701         204,157

PROVISION FOR
    INCOME TAXES                           (308,600)        (71,800)
                                        -----------     -----------

NET INCOME                              $   793,101     $   132,357
                                        ===========     ===========

NET INCOME PER SHARE:
    BASIC                               $      0.21     $      0.04
                                        ===========     ===========
    DILUTED                             $      0.20     $      0.04
                                        ===========     ===========

WEIGHTED AVERAGE SHARES OUTSTANDING:
    BASIC                                 3,787,249       3,692,570
                                        ===========     ===========
    DILUTED                               3,876,088       3,711,702
                                        ===========     ===========

The accompanying notes are an integral part of these financial statements

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                             THREE MONTHS ENDED
                                        ---------------------------
                                          03/31/04        03/31/03
                                        -----------     -----------

SALES                                   $ 3,215,882     $ 1,235,292
COST OF SALES                             1,820,770         797,799
                                        -----------     -----------

GROSS PROFIT                              1,395,112         437,493
SELLING, GENERAL & ADMINISTRATIVE
    EXPENSES                                543,623         396,379
                                        -----------     -----------

OPERATING INCOME                            851,489          41,114
OTHER INCOME:
    INTEREST INCOME                          62,051          88,407
    OTHER, NET                               (2,878)        (32,316)
                                        -----------     -----------

INCOME BEFORE PROVISION
    FOR INCOME TAXES                        910,662          97,205

PROVISION FOR
    INCOME TAXES                           (290,100)        (33,900)
                                        -----------     -----------

NET INCOME                              $   620,562     $    63,305
                                        ===========     ===========

NET INCOME PER SHARE:
    BASIC                               $      0.16     $      0.02
                                        ===========     ===========
    DILUTED                             $      0.16     $      0.02
                                        ===========     ===========

WEIGHTED AVERAGE SHARES OUTSTANDING:
    BASIC                                 3,809,777       3,692,570
                                        ===========     ===========
    DILUTED                               3,903,353       3,711,702
                                        ===========     ===========

The accompanying notes are an integral part of these financial statements

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                        SIX MONTHS ENDED
                                                   ---------------------------
                                                     03/31/04       03/31/03
                                                   -----------     -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
    NET INCOME                                     $   793,101     $   132,357
    ADJUSTMENTS TO RECONCILE NET INCOME TO
       NET CASH PROVIDED BY (USED IN)
          OPERATING ACTIVITIES:
       DEPRECIATION                                     78,921          64,402
       AMORTIZATION                                     14,337          14,337
       (INCREASE) DECREASE IN ASSETS:
          ACCOUNTS RECEIVABLE                         (422,043)       (332,306)
          INTEREST RECEIVABLE                            1,810        (111,906)
          INVENTORIES                                  375,121        (292,560)
          PREPAID AND OTHER CURRENT ASSETS             (28,811)        (32,817)
       INCREASE (DECREASE) IN LIABILITIES:
          ACCOUNTS PAYABLE AND ACCRUED EXPENSES       (269,051)        394,095
          INCOME TAXES PAYABLE                             600        (568,200)
                                                   -----------     -----------
    NET CASH PROVIDED BY (USED IN) OPERATING
          ACTIVITIES                                   543,985        (732,598)
                                                   -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    PURCHASE OF PROPERTY, PLANT, AND EQUIPMENT         (14,050)        (12,023)
    PURCHASES OF INVESTMENTS                          (498,546)       (218,615)
                                                   -----------     -----------
    NET CASH USED IN INVESTING ACTIVITIES             (512,596)       (230,638)
                                                   -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    EXCERCISE OF STOCK OPTIONS                         176,512              --
                                                   -----------     -----------
    NET CASH PROVIDED BY FINANCING ACTIVITIES          176,512              --
                                                   -----------     -----------

NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                   207,901        (963,236)

CASH AND CASH EQUIVALENTS, AT BEGINNING
    OF PERIOD                                        1,022,175       2,422,833
                                                   -----------     -----------

CASH AND CASH EQUIVALENTS, AT END OF PERIOD        $ 1,230,076     $ 1,459,597
                                                   ===========     ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    CASH PAID DURING THE YEAR FOR INCOME TAXES     $   308,000     $   640,000
                                                   ===========     ===========

The accompanying notes are an integral part of these financial statements

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

      1. BASIS OF CONSOLIDATED FINANCIAL STATEMENT PRESENTATION

         THE ACCOMPANYING UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS HAVE BEEN PREPARED BY THE COMPANY PURSUANT TO THE RULES AND REGULATIONS OF THE SECURITIES AND EXCHANGE COMMISSION AND IN ACCORDANCE WITH THE INSTRUCTIONS TO FORM 10-QSB AND DO NOT INCLUDE ALL THE INFORMATION AND FOOTNOTE DISCLOSURES NORMALLY INCLUDED IN CONSOLIDATED FINANCIAL STATEMENTS PREPARED IN ACCORDANCE WITH ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE UNITED STATES OF AMERICA. THE INFORMATION FURNISHED IN THE INTERIM FINANCIAL STATEMENTS INCLUDES NORMAL RECURRING ADJUSTMENTS AND REFLECTS ALL ADJUSTMENTS, WHICH, IN THE OPINION OF MANAGEMENT, ARE NECESSARY FOR A FAIR PRESENTATION OF SUCH FINANCIAL STATEMENTS. FOR FURTHER INFORMATION REFER TO THE CONSOLIDATED FINANCIAL STATEMENTS AND FOOTNOTES THERETO INCLUDED IN THE COMPANY'S MOST RECENT AUDITED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED IN ITS SEPTEMBER 30, 2003 ANNUAL REPORT ON FORM 10-KSB. OPERATING RESULTS FOR THE SIX MONTHS ENDED MARCH 31, 2004 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS THAT MAY BE EXPECTED FOR THE YEAR ENDING SEPTEMBER 30, 2004.

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

         ACCOUNTS RECEIVABLE
         -------------------
         ACCOUNTS RECEIVABLE CONSIST OF BALANCES DUE FROM SALES. THE COMPANY MONITORS ACCOUNTS RECEIVABLE AND PROVIDES ALLOWANCES WHEN CONSIDERED NECESSARY. AS OF MARCH 31, 2004 AND SEPTEMBER 30, 2003 ACCOUNTS RECEIVABLE WERE CONSIDERED TO BE FULLY COLLECTIBLE, ACCORDINGLY NO ALLOWANCE FOR DOUBTFUL ACCOUNTS WAS PROVIDED. IF AMOUNTS BECOME UNCOLLECTIBLE, THEY WILL BE CHARGED TO OPERATIONS WHEN THAT DETERMINATION IS MADE. THE COMPANY HAS LIMITED EXPOSURE TO BAD DEBT AS DOMESTIC SALES ARE PRIMARILY TO THE U.S. GOVERNMENT OR LARGER DEFENSE CONTRACTORS. INTERNATIONAL SALES ARE PRIMARILY CASH IN ADVANCE OF SHIPMENT OR LETTERS OF CREDIT.

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

         INVENTORIES
         -----------
         INVENTORIES, WHICH CONSIST OF RAW MATERIALS, WORK-IN-PROCESS, AND FINISHED GOODS, ARE STATED AT THE LOWER OF COST OR MARKET VALUE, COST BEING DETERMINED USING THE FIRST IN, FIRST OUT METHOD. FIXED AND VARIABLE MANUFACTURING COSTS AND OVERHEAD ARE INCLUDED IN THE CARRYING VALUES OF FINISHED GOODS AND WORK-IN-PROCESS. THE COMPANY RECORDS RESERVES FOR INVENTORY SHRINKAGE AND OBSOLESCENCE, WHEN CONSIDERED NECESSARY. FOR THE SIX MONTHS ENDED MARCH 31, 2004 INVENTORY SHRINKAGE AND OBSOLESCENCE RESERVES INCREASED $50,800.

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

         RESEARCH AND DEVELOPMENT
         ------------------------
         EXPENDITURES FOR RESEARCH AND DEVELOPMENT ARE CHARGED TO OPERATION AS INCURRED.

      3. INVENTORIES

         INVENTORIES CONSIST OF THE FOLLOWING

                                            03/31/04              9/30/03
                                           ----------            ----------

                MATERIALS                  $1,966,574            $2,352,471
                WORK IN PROGRESS            4,212,944             3,957,855
                FINISHED GOODS                498,602               742,915
                                                                 ----------
                                           ----------
                                           $6,678,120            $7,053,241
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

       7. PREFERRED STOCK:

         AT MARCH 31, 2004, THE COMPANY HAD 2,000,000 AUTHORIZED SHARES OF PREFERRED STOCK, NO PAR VALUE, THAT MAY BE ISSUED AT SUCH TERMS AND PROVISIONS AS DETERMINED BY THE BOARD OF DIRECTORS. NONE ARE OUTSTANDING.

       8. STOCK OPTIONS:

         AT THE FISCAL YEAR ENDED SEPTEMBER 30, 2003, OPTIONS TO PURCHASE 270,000 SHARES AT $2.25 PER SHARE HAD BEEN ISSUED TO KEY EMPLOYEES OF THE COMPANY. ON NOVEMBER 6, 2003, THE COMPANY'S MAJORITY SHAREHOLDER SOLD 1,994,000 COMMON SHARES TO AN UNRELATED THIRD PARTY, WHEREBY THE NEW SHAREHOLDER OWNS APPROXIMATELY 53% OF THE COMPANY. DUE TO THE MAJORITY CHANGE IN OWNERSHIP, ALL OF THE COMPANY'S OUTSTANDING STOCK OPTIONS BECAME FULLY VESTED AND EXERCISABLE ON NOVEMBER 6, 2003. OPTIONS FOR 45,600 WERE EXERCISED IN FISCAL 2003 AND 78,450 WERE EXERCISED IN THE FIRST SIX MONTHS OF FISCAL 2004. 145,950 STOCK OPTIONS ARE CURRENTLY EXERCISABLE. THE OPTIONS GRANTED SHALL BE EXERCISABLE UP TO AND INCLUDING FIVE YEARS FROM THE DATE OF GRANT.

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

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


  INFORMATION REGARDING FORWARD LOOKING STATEMENTS:
  -------------------------------------------------


  SOME OF THE STATEMENTS IN THIS FORM 10-QSB, INCLUDING THOSE THAT CONTAIN THE WORDS "ANTICIPATE," "BELIEVE," "PLAN," "ESTIMATE," "EXPECT," "SHOULD," "INTEND" AND OTHER SIMILAR EXPRESSIONS, ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THOSE FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE OUR ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OR THOSE OF OUR INDUSTRY TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY THOSE FORWARD-LOOKING STATEMENTS. AMONG THE FACTORS THAT COULD CAUSE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENT TO DIFFER MATERIALLY FROM THOSE DESCRIBED OR IMPLIED IN THE FORWARD-LOOKING STATEMENTS ARE GENERAL ECONOMIC CONDITIONS, COMPETITION, POTENTIAL TECHNOLOGY CHANGES, CHANGES IN OR THE LACK OF ANTICIPATED CHANGES IN THE REGULATORY ENVIRONMENT IN VARIOUS COUNTRIES, THE ABILITY TO RAISE ADDITIONAL CAPITAL TO FINANCE EXPANSION, THE RISKS INHERENT IN NEW PRODUCT AND SERVICE INTRODUCTIONS AND THE ENTRY INTO NEW GEOGRAPHIC MARKETS AND OTHER FACTORS INCLUDED IN OUR FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION (THE "SEC"). COPIES OF OUR SEC FILINGS ARE AVAILABLE FROM THE SEC OR MAY BE OBTAINED UPON REQUEST FROM US. WE DO NOT UNDERTAKE ANY OBLIGATION TO UPDATE THE INFORMATION CONTAINED HEREIN, WHICH SPEAKS ONLY AS OF THIS DATE.

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

LIQUIDITY:
----------

FOR THE FIRST SIX MONTHS ENDED MARCH 31, 2004, THE COMPANY HAD POSITIVE CASH FLOW FROM OPERATIONS OF $543,985 DUE TO PAYMENTS RECEIVED AGAINST SEVERAL LARGE SHIPMENTS MADE IN THE FOURTH QUARTER OF FISCAL 2003. ACCOUNTS RECEIVABLE INCREASED DUE TO LARGER SHIPMENTS MADE IN THE LATTER PART OF THE SECOND QUARTER FOR WHICH PAYMENT IS NOT ANTICIPATED UNTIL THE FIRST PART OF THE THIRD QUARTER.

CASH FLOWS USED BY INVESTING ACTIVITIES FOR THE SIX MONTHS ENDED MARCH 31, 2004 WERE $512,596 WHICH CONSISTED OF SHORT TERM INVESTMENTS IN COMMERCIAL PAPER AND PURCHASES OF SMALL QUANTITIES OF COMPUTER EQUIPMENT.

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES FOR THE SIX MONTHS ENDED MARCH 31, 2004 WERE $176,512 PROVIDED BY THE EXERCISE OF STOCK OPTIONS.

DURING THE FIRST SIX MONTHS OF FISCAL 2004, THE COMPANY HAD SHORT TERM INVESTMENTS AND CASH OR CASH EQUIVALENTS MORE THAN ADEQUATE TO COVER KNOWN REQUIREMENTS, UNFORESEEN EVENTS OR UNCERTAINTIES THAT MIGHT OCCUR. THE COMPANY'S KNOWN REQUIREMENTS CONSIST OF NORMAL OPERATING EXPENSES. DURING THIS SIX MONTH PERIOD, CASH AND CASH EQUIVALENTS HAD AN AVERAGE BALANCE OF $1,400,500 AS OPPOSED TO AN AVERAGE BALANCE OF $1,506,000 FOR THE TWELVE MONTHS ENDED SEPTEMBER 30, 2003. CASH EQUIVALENTS ARE TAX EXEMPT MONEY MARKET FUNDS THAT ARE READILY AVAILABLE FOR IMMEDIATE USE SHOULD THE OCCASION ARISE. IT IS ANTICIPATED THAT THE COMPANY WILL REMAIN AS LIQUID DURING FISCAL 2004. THE CURRENT RATIO OF THE COMPANY AS OF MARCH 31, 2004 WAS 17.9 COMPARED TO 13.8 AS OF SEPTEMBER 30, 2003.

THE COMPANY RECORDS RESERVES FOR INVENTORY SHRINKAGE AND OBSOLENSCENCE, WHEN CONSIDERED NECESSARY. AS OF MARCH 31, 2004, ACCOUNTS AND NOTES RECEIVABLE WERE CONSIDERED TO BE FULLY COLLECTIBLE, ACCORDINGLY NO ALLOWANCE FOR DOUBTFUL ACCOUNTS WAS PROVIDED. IF AMOUNTS BECOME UNCOLLECTIBLE, THEY WILL BE CHARGED TO OPERATIONS WHEN THAT DETERMINATION IS MADE.

NON CASH INTERIM RESERVES ARE MAINTAINED TO COVER ITEMS SUCH AS WARRANTY REPAIRS IN PROCESS AND OTHER CHARGES THAT MAY BE IN DISPUTE. ALL MONETARY TRANSACTIONS ARE IN U.S. DOLLARS AND NO LETTERS OF CREDIT INVOLVE FOREIGN EXCHANGE.

CAPITAL RESOURCES:
------------------

DURING THE FIRST SIX MONTHS OF FISCAL 2004, $14,050 WAS SPENT FOR CAPITAL ASSETS. THESE FUNDS WERE PRIMARILY USED FOR NEW COMPUTER HARDWARE. NO EXPENDITURES ARE COMTEMPLATED FOR PLANT EXPANSION OR EXTENSIVE MAINTENANCE IN FISCAL 2004. THE COMPANY HAS NO LONG TERM DEBT AND NONE IS CONTEMPLATED, EXCEPT THE COMPANY MAY INCUR DEBT TO FINANCE ACQUISITIONS ALTHOUGH THERE ARE CURRENTLY NO AGREEMENTS OR PROPOSALS IN CONNECTION WITH ANY ACQUISITIONS. LIABILITIES CONSIST OF CURRENT ACCOUNTS PAYABLE, ACCRUED EXPENSES RELATED TO THE CURRENT ACCOUNTING PERIOD, AND THE CURRENT AND LONG TERM PORTION OF INCOME TAXES PAYABLE.

RESULTS OF OPERATIONS:
----------------------

FIRST SIX MONTHS OF FISCAL YEAR ENDED 2004 COMPARED TO FIRST SIX MONTHS OF FISCAL YEAR ENDED 2003.

DURING THE SECOND QUARTER OF THE CURRENT FISCAL YEAR ENDED MARCH 31, 2004, SHIPMENTS OF $3,215,882 WERE UP 160.3% OR $1,980,590 FROM THE SAME QUARTER ONE YEAR AGO LARGELY DUE TO SHIPMENTS TO A FOREIGN NAVY AS WELL AS CONTINUED SHIPMENTS TO ONE U.S. CUSTOMER. SHIPMENTS FOR THE FIRST SIX MONTHS ENDED MARCH 31, 2004 WERE $4,530,456, UP FROM SHIPMENTS OF $2,300,739 OR 96.9% FOR THE SAME PERIOD ONE YEAR AGO. SHIPMENTS TO A FOREIGN NAVY AND TO ONE U.S. CUSTOMER ACCOUNTED FOR A LARGE PORTION OF TOTAL SHIPMENTS.

DOMESTIC SHIPMENTS FOR THE FIRST SIX MONTHS OF THE CURRENT FISCAL YEAR WERE $2,516,150, OR 55.5% OF TOTAL SALES, UP $675,566 OR 36.7% FOR THE SAME PERIOD ONE YEAR AGO. EXPORT SHIPMENTS FOR THE SIX MONTHS ENDED MARCH 31, 2004 WERE $2,014,306 OR 44.5% OF TOTAL SALES, UP $1,554,151 OR 337.7% DUE TO SHIPMENT OF A LARGE CONTRACT RECEIVED IN THE PREVIOUS QUARTER.

BACKLOG OF $3,332,000 WAS HIGHER AT MARCH 31, 2004 COMPARED TO $1,970,000 AT MARCH 31, 2003 DUE TO ORDERS ON COMPLEX SYSTEMS RECEIVED IN THE LATTER PART OF FISCAL 2003. PROJECTED ORDERS REMAINING ON MULTI-YEAR CONTRACTS RECEIVED IN 1999 AND 2000 ARE NOT INCLUDED IN THIS BACKLOG.

COST OF SALES WAS LOWER AT 55.6% OF SALES IN THE FIRST SIX MONTHS OF FISCAL 2004 AS COMPARED TO 58.8% OF SALES FOR THE SAME PERIOD ONE YEAR AGO DUE TO PRODUCT MIX. INVENTORIES DECREASED 5.3% OR $375,121 FOR THE FIRST SIX MONTHS OF FISCAL 2004 DUE TO CURRENT SHIPMENTS OF INVENTORY PURCHASED IN PRIOR PERIODS. INVENTORY LEVELS ARE ANTICIPATED TO CONTINUE TO DECLINE IN THE CURRENT YEAR DUE TO PROCUREMENTS OF INVENTORY IN FISCAL 2003 TO MEET FUTURE REQUIREMENTS.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES INCREASED $138,270 OR 15.5% DUE TO INCREASED RESEARCH AND DEVELOPMENT EXPENDURES FOR PRODUCT DESIGN TO MEET CURRENT AND FUTURE CUSTOMER DEMANDS. EXPENSES CONTINUE TO BE INCURRED FOR EXPANDED MARKET EXPOSURE AND INCREASED PRODUCT APPLICATION.

INTEREST INCOME DECREASED SLIGHTLY AS LOWER YIELDS CONTINUE ON INVESTMENTS. OTHER INCOME DECREASED DUE TO REDUCED SCRAP SALES.

STRONG SALES FOR THIS REPORTING QUARTER HAVE PRODUCED FAVORABLE RESULTS. WITH THESE LARGE SHIPMENTS OF SUNAIR STANDARD PRODUCTS THE BACKLOG REMAINS AT ABOVE AVERAGE LEVELS DUE TO RECEIPT OF RECURRING DOMESTIC ORDERS.

THE COMPANY'S MARKETING TEAM HAS BEGUN VISITS TO ASIA AND MIDDLE EAST REGIONS TO PURSUE CLOSING OF SEVERAL MAJOR CONTRACTS AND INCREASE BUSINESS DEVELOPMENT ACTIVITY IN THREE NEW COUNTRIES FOUND TO HAVE HIGH POTENTIAL FOR HIGH FREQUENCY COMMUNICATIONS SYSTEMS BOTH GROUND BASED AND SHIPBOARD. SEVERAL OPPORTUNITIES HAVE BEEN IDENTIFIED AND MID/SHORT TERM SALES EFFORTS ARE UNDERWAY. TO SUPPORT THIS TRIP, SUNAIR WILL ATTEND THE 9TH DEFENSE SERVICES ASIA EXHIBITION IN MALAYSIA IN APRIL TO PRESENT OUR PRODUCTS AND CAPABILITIES TO NUMEROUS REGIONAL MILITARY CONTINGENTS.

DOMESTIC OPPORTUNITIES RELATED TO DEPARTMENT OF HOMELAND SECURITY REQUIREMENTS FOR CONTINGENCY OPERATIONS ARE BEING PURSUED. PROJECTS HAVING RECURRING NEEDS AND TECHNOLOGY ADVANCEMENTS ARE IN FOCUS AND ORDERS THROUGH EXISTING OPEN CONTRACTS ARE EXPECTED BEFORE FISCAL YEAR END.

----------------------------------

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

ITEM 3. CONTROLS AND PROCEDURES

(A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. THE TERM "DISCLOSURE CONTROLS AND PROCEDURES" IS DEFINED IN RULE 13A - 15(E) OF THE SECURITIES EXCHANGE ACT OF 1934, OR THE EXCHANGE ACT. THIS TERM REFERS TO THE CONTROLS AND PROCEDURES OF A COMPANY THAT ARE DESIGNED TO ENSURE THAT INFORMATION REQUIRED TO BE DISCLOSED BY A COMPANY IN THE REPORTS THAT IT FILES UNDER THE EXCHANGE ACT IS RECORDED, PROCESSED, SUMMARIZED AND REPORTED WITHIN REQUIRED TIME PERIODS. OUR CHIEF EXECUTIVE OFFICER AND OUR CHIEF FINANCIAL OFFICER HAVE CONCLUDED, BASED ON THEIR EVALUATION AS OF MARCH 31, 2004, THAT OUR DISCLOSURE CONTROLS AND PROCEDURES ARE EFFECTIVE FOR RECORDING, PROCESSING, SUMMARIZING AND TIMELY REPORTING THE INFORMATION WE ARE REQUIRED TO DISCLOSE IN OUR REPORTS FILES UNDER THE EXCHANGE ACT.

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

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          NONE

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          THE COMPANY HELD ITS 2003 ANNUAL MEETING OF STOCKHOLDERS AT THE COMPANY'S OFFICES ON JANUARY 26, 2004. AT THE MEETING, THE FOLLOWING PERSONS WERE ELECTED OR RE-ELECTED TO SERVE AS DIRECTORS, WITH THE VOTES INDICATED:

          DIRECTOR                     AFFIRMATIVE VOTES         NEGATIVE VOTES
          ---------------------------------------------------------------------
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

ITEM 5.   OTHER INFORMATION

          NONE

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (A) EXHIBITS

              31.1     CERTIFICATION BY CHIEF EXECUTIVE OFFICER PURSUANT TO
                       SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

              31.2     CERTIFICATION BY CHIEF FINANCIAL OFFICER PURSUANT TO
                       SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

              32.1     CERTIFICATION BY CHIEF EXECUTIVE OFFICER PURSUANT TO
                       SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

              32.2     CERTIFICATION BY CHIEF FINANCIAL OFFICER PURSUANT TO
                       SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

          (B) REPORTS ON FORM 8-K

              ON MAY 5, 2004, THE COMPANY FILED A FORM 8-K DISCLOSING INFORMATION UNDER ITEM 12.

                                   SIGNATURES
                                   ----------


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE ACT OF
1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                  SUNAIR ELECTRONICS, INC.


DATE     MAY 17, 2004         /S/ JAMES E. LAURENT
         ------------             ---------------------------
                                  JAMES E. LAURENT, PRINCIPAL
                                  EXECUTIVE OFFICER


DATE     MAY 17, 2004         /S/ SYNNOTT B. DURHAM
         ------------             ----------------------------
                                  SYNNOTT B. DURHAM, PRINCIPAL
                                  ACCOUNTING OFFICER