Form 10QSB
period 2004-06-30
SUNAIR ELECTRONICS INC
filed 2004-08-16
CIK 95366

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                          Commission file number I-4334

                            SUNAIR ELECTRONICS, INC.
--------------------------------------------------------------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

                              FLORIDA                                                                     59-0780772
---------------------------------------------------------------------                        --------------------------------------
   (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)                            (I.R.S. EMPLOYER IDENTIFICATION NO.)

              3005 SW THIRD AVE., FT. LAUDERDALE, FL.                                                             33315
---------------------------------------------------------------------                                  ----------------------------
              (ADDRESS OR PRINCIPAL EXECUTIVE OFFICE)                                                          (ZIP CODE)


                      ISSUER'S TELEPHONE NUMBER (INCLUDING AREA CODE)                             (954) 525-1505
                                                                                             --------------------------

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

Registrant's common stock - par value 10 cents, outstanding as of August 16, 2004 - 4,006,620 shares.

Transitional Small Business Disclosure format.  Yes [ ] No [X]

                     SUNAIR ELECTRONICS, INC. AND SUBSIDIARY

                                      INDEX
                                                                        PAGE NO.
                                                                        --------
PART I.  FINANCIAL INFORMATION:

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

         CONSOLIDATED CONDENSED BALANCE SHEETS - -
                  JUNE 30, 2004 AND SEPTEMBER 30, 2003                      3

         CONSOLIDATED CONDENSED STATEMENTS OF INCOME - -
                  NINE MONTHS ENDED JUNE 30, 2004 AND 2003                  4

         CONSOLIDATED CONDENSED STATEMENTS OF INCOME - -
                  THREE MONTHS ENDED JUNE 30, 2004 AND 2003                 5

         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS -
                  NINE MONTHS ENDED JUNE 30, 2004 AND 2003                  6

         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS              7-11

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
         CONSOLIDATED CONDENSED STATEMENTS                                12-15

ITEM 3.  CONTROLS AND PROCEDURES                                           16

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                 17

ITEM 2.  CHANGES IN SECURITIES                                             17

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                   17

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               17

ITEM 5.  OTHER INFORMATION                                                 17

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                 18-28

SIGNATURES                                                                 19

                          PART I. FINANCIAL INFORMATION

                     SUNAIR ELECTRONICS, INC. AND SUBSIDIARY
                CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

                                    ASSETS
                                                              06/30/04      9/30/03
                                                            -----------   -----------
CURRENT ASSETS:
     Cash and cash equivalents                              $ 1,684,526   $ 1,022,175
     Accounts receivable                                      1,297,293     1,768,772
     Interest receivable                                        155,784       108,510
     Inventories                                              6,906,744     7,053,241
     Short term investments                                   2,001,190     1,500,000
     Prepaid and other current assets                            31,577        20,008
                                                            -----------   -----------

         Total Current Assets                                12,077,114    11,472,706

INVESTMENTS                                                   2,966,878     2,988,383

NOTE RECEIVABLE                                                 334,986       334,986

PROPERTY, PLANT, AND EQUIPMENT, net                             585,881       681,095
                                                            -----------   -----------

TOTAL ASSETS                                                $15,964,859   $15,477,170
                                                            ===========   ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                  $   357,281   $   611,458
     Income taxes payable                                            --       219,959
                                                            -----------   -----------

         Total Current Liabilities                              357,281       831,417

INCOME TAXES PAYABLE, net of current
     portion                                                         --       122,000

STOCKHOLDERS' EQUITY:
     Preferred stock, no par value, 2,000,000
       shares authorized, none issued and
       outstanding                                                   --            --
     Common stock, $.10 par value, 25,000,000
       shares authorized, 3,816,620, and
       3,738,170 shares issued and outstanding
       at June 30, 2004 and
       September 30, 2003, respectively                         381,662       373,817
     Additional paid-in-capital                               2,873,606     2,704,939
     Retained earnings                                       12,352,310    11,444,997
                                                            -----------   -----------

         Total Stockholders' Equity                          15,607,578    14,523,753
                                                            -----------   -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $15,964,859   $15,477,170
                                                            ===========   ===========

The accompanying notes are an integral part of these financial statements

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                           NINE MONTHS ENDED
                                       --------------------------
                                         06/30/04       06/30/03
                                       -----------    -----------

SALES                                  $ 5,951,143    $ 3,436,094
COST OF SALES                            3,284,769      2,000,778
                                       -----------    -----------

GROSS PROFIT                             2,666,374      1,435,316
SELLING, GENERAL & ADMINISTRATIVE
    EXPENSES                             1,557,428      1,268,095
                                       -----------    -----------

OPERATING INCOME                         1,108,946        167,221
OTHER INCOME:
    INTEREST INCOME                        189,488        219,718
    OTHER, NET                             (19,021)         9,710
                                       -----------    -----------

INCOME BEFORE PROVISION
    FOR INCOME TAXES                     1,279,413        396,649

PROVISION FOR
    INCOME TAXES                          (372,100)      (140,300)
                                       -----------    -----------

NET INCOME                             $   907,313    $   256,349
                                       ===========    ===========

NET INCOME PER SHARE:
    BASIC                              $      0.24    $      0.07
                                       ===========    ===========
    DILUTED                            $      0.23    $      0.07
                                       ===========    ===========

WEIGHTED AVERAGE SHARES OUTSTANDING:
    BASIC                                3,797,004      3,693,797
                                       ===========    ===========
    DILUTED                              3,885,942      3,758,856
                                       ===========    ===========

The accompanying notes are an integral part of these financial statements

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                           THREE MONTHS ENDED
                                       --------------------------
                                         06/30/04       06/30/03
                                       -----------    -----------

SALES                                  $ 1,420,687    $ 1,135,355
COST OF SALES                              765,750        647,780
                                       -----------    -----------

GROSS PROFIT                               654,937        487,575
SELLING, GENERAL & ADMINISTRATIVE
    EXPENSES                               527,254        376,191
                                       -----------    -----------

OPERATING INCOME                           127,683        111,384
OTHER INCOME:
    INTEREST INCOME                         65,005         54,148
    OTHER, NET                             (14,976)        26,960
                                       -----------    -----------

INCOME BEFORE PROVISION
    FOR INCOME TAXES                       177,712        192,492

PROVISION FOR
    INCOME TAXES                           (63,500)       (68,500)
                                       -----------    -----------

NET INCOME                             $   114,212    $   123,992
                                       ===========    ===========

NET INCOME PER SHARE:
    BASIC                              $      0.03    $      0.03
                                       ===========    ===========
    DILUTED                            $      0.03    $      0.03
                                       ===========    ===========

WEIGHTED AVERAGE SHARES OUTSTANDING:
    BASIC                                3,816,620      3,696,251
                                       ===========    ===========
    DILUTED                              3,905,854      3,751,310
                                       ===========    ===========

The accompanying notes are an integral part of these financial statements

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                         NINE MONTHS ENDED
                                                    --------------------------
                                                      06/30/04       06/30/03
                                                    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    NET INCOME                                      $   907,313    $   256,349
    ADJUSTMENTS TO RECONCILE NET INCOME TO
       NET CASH PROVIDED BY (USED IN)
          OPERATING ACTIVITIES:
       DEPRECIATION                                     118,396        103,406
       AMORTIZATION                                      21,505         21,505
       (INCREASE) DECREASE IN ASSETS:
          ACCOUNTS RECEIVABLE                           471,479       (287,447)
          INTEREST RECEIVABLE                           (47,274)        79,557
          INVENTORIES                                   146,497     (1,628,443)
          PREPAID AND OTHER CURRENT ASSETS              (11,569)       (32,244)
       INCREASE (DECREASE) IN LIABILITIES:
          ACCOUNTS PAYABLE AND ACCRUED EXPENSES        (254,177)       189,530
          INCOME TAXES PAYABLE                         (341,959)      (568,709)
                                                    -----------    -----------
    NET CASH PROVIDED BY (USED IN) OPERATING
          ACTIVITIES                                  1,010,211     (1,866,496)
                                                    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    PURCHASE OF PROPERTY, PLANT, AND EQUIPMENT          (23,182)       (50,520)
    PURCHASES OF INVESTMENTS                           (501,190)        81,877
                                                    -----------    -----------
    NET CASH USED IN INVESTING ACTIVITIES              (524,372)        31,357
                                                    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    EXCERCISE OF STOCK OPTIONS                          176,512         11,250
                                                    -----------    -----------
    NET CASH PROVIDED BY FINANCING ACTIVITIES           176,512         11,250
                                                    -----------    -----------

NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                    662,351     (1,823,889)

CASH AND CASH EQUIVALENTS, AT BEGINNING
    OF PERIOD                                         1,022,175      2,422,833
                                                    -----------    -----------

CASH AND CASH EQUIVALENTS, AT END OF PERIOD         $ 1,684,526    $   598,944
                                                    ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    CASH PAID DURING THE YEAR FOR INCOME TAXES      $   718,000    $   855,000
                                                    ===========    ===========

The accompanying notes are an integral part of these financial statements

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.       BASIS OF CONSOLIDATED FINANCIAL STATEMENT PRESENTATION

         THE ACCOMPANYING UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS HAVE BEEN PREPARED BY THE COMPANY PURSUANT TO THE RULES AND REGULATIONS OF THE SECURITIES AND EXCHANGE COMMISSION AND IN ACCORDANCE WITH THE INSTRUCTIONS TO FORM 10-QSB AND DO NOT INCLUDE ALL THE INFORMATION AND FOOTNOTE DISCLOSURES NORMALLY INCLUDED IN CONSOLIDATED FINANCIAL STATEMENTS PREPARED IN ACCORDANCE WITH ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE UNITED STATES OF AMERICA. THE INFORMATION FURNISHED IN THE INTERIM FINANCIAL STATEMENTS INCLUDES NORMAL RECURRING ADJUSTMENTS AND REFLECTS ALL ADJUSTMENTS, WHICH, IN THE OPINION OF MANAGEMENT, ARE NECESSARY FOR A FAIR PRESENTATION OF SUCH FINANCIAL STATEMENTS. FOR FURTHER INFORMATION REFER TO THE CONSOLIDATED FINANCIAL STATEMENTS AND FOOTNOTES THERETO INCLUDED IN THE COMPANY'S MOST RECENT AUDITED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED IN ITS SEPTEMBER 30, 2003 ANNUAL REPORT ON FORM 10-KSB. OPERATING RESULTS FOR THE NINE MONTHS ENDED JUNE 30, 2004 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS THAT MAY BE EXPECTED FOR THE YEAR ENDING SEPTEMBER 30, 2004.

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

         ACCOUNTS RECEIVABLE
         -------------------
         ACCOUNTS RECEIVABLE CONSIST OF BALANCES DUE FROM SALES. THE COMPANY MONITORS ACCOUNTS RECEIVABLE AND PROVIDES ALLOWANCES WHEN CONSIDERED NECESSARY. AS OF JUNE 30, 2004 AND SEPTEMBER 30, 2003 ACCOUNTS RECEIVABLE WERE CONSIDERED TO BE FULLY COLLECTIBLE, ACCORDINGLY NO ALLOWANCE FOR DOUBTFUL ACCOUNTS WAS PROVIDED. IF AMOUNTS BECOME UNCOLLECTIBLE, THEY WILL BE CHARGED TO OPERATIONS WHEN THAT DETERMINATION IS MADE. THE COMPANY HAS LIMITED EXPOSURE TO BAD DEBT AS DOMESTIC SALES ARE PRIMARILY TO THE U.S. GOVERNMENT OR LARGER DEFENSE CONTRACTORS. INTERNATIONAL SALES ARE PRIMARILY CASH IN ADVANCE OF SHIPMENT OR LETTERS OF CREDIT.

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

         INVENTORIES
         -----------
         INVENTORIES, WHICH CONSIST OF RAW MATERIALS, WORK-IN-PROCESS, AND FINISHED GOODS, ARE STATED AT THE LOWER OF COST OR MARKET VALUE, COST BEING DETERMINED USING THE FIRST IN, FIRST OUT METHOD. FIXED AND VARIABLE MANUFACTURING COSTS AND OVERHEAD ARE INCLUDED IN THE CARRYING VALUES OF FINISHED GOODS AND WORK-IN-PROCESS. THE COMPANY RECORDS RESERVES FOR INVENTORY SHRINKAGE AND OBSOLESCENCE, WHEN CONSIDERED NECESSARY. FOR THE NINE MONTHS ENDED JUNE 30, 2004 INVENTORY SHRINKAGE AND OBSOLESCENCE RESERVES INCREASED $62,607.

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

         RESEARCH AND DEVELOPMENT
         ------------------------
         EXPENDITURES FOR RESEARCH AND DEVELOPMENT ARE CHARGED TO OPERATION AS INCURRED.

3.       INVENTORIES

         INVENTORIES CONSIST OF THE FOLLOWING

                                      06/30/04      9/30/03
                                     ----------   ----------

                  MATERIALS          $1,885,109   $2,352,471
                  WORK IN PROGRESS    4,317,208    3,957,855
                  FINISHED GOODS        704,427      742,915
                                     ----------   ----------
                                     $6,906,744   $7,053,241
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

7.       PREFERRED STOCK:

         AT JUNE 30, 2004, THE COMPANY HAD 2,000,000 AUTHORIZED SHARES OF PREFERRED STOCK, NO PAR VALUE, THAT MAY BE ISSUED AT SUCH TERMS AND PROVISIONS AS DETERMINED BY THE BOARD OF DIRECTORS. NONE ARE OUTSTANDING.

8.       STOCK OPTIONS:

         AT THE FISCAL YEAR ENDED SEPTEMBER 30, 2003, OPTIONS TO PURCHASE 270,000 SHARES AT $2.25 PER SHARE HAD BEEN ISSUED TO KEY EMPLOYEES OF THE COMPANY. ON NOVEMBER 6, 2003, THE COMPANY'S MAJORITY SHAREHOLDER SOLD 1,994,000 COMMON SHARES TO AN UNRELATED THIRD PARTY, WHEREBY THE NEW SHAREHOLDER OWNS APPROXIMATELY 53% OF THE COMPANY. DUE TO THE MAJORITY CHANGE IN OWNERSHIP, ALL OF THE COMPANY'S OUTSTANDING STOCK OPTIONS BECAME FULLY VESTED AND EXERCISABLE ON NOVEMBER 6, 2003. OPTIONS FOR 45,600 WERE EXERCISED IN FISCAL 2003 AND 78,450 WERE EXERCISED IN THE FIRST NINE MONTHS OF FISCAL 2004. 145,950 STOCK OPTIONS ARE CURRENTLY EXERCISABLE. THE OPTIONS GRANTED SHALL BE EXERCISABLE UP TO AND INCLUDING FIVE YEARS FROM THE DATE OF GRANT.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------

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

GENERAL:
--------

SUNAIR ELECTRONICS, INC. IS A FLORIDA CORPORATION ORGANIZED IN 1956. IT IS ENGAGED IN THE DESIGN, MANUFACTURE AND SALE OF HIGH FREQUENCY SINGLE SIDEBAND COMMUNICATIONS EQUIPMENT AND THE SOFTWARE DEVELOPMENT, DESIGN, INTEGRATION TESTING AND DOCUMENTATION OF C4ISR SYSTEMS UTILIZED FOR LONG RANGE VOICE AND DATA COMMUNICATIONS IN FIXED STATION, MOBILE AND MARINE FOR MILITARY AND GOVERNMENTAL APPLICATIONS.

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

LIQUIDITY:
----------

FOR THE FIRST NINE MONTHS ENDED JUNE 30, 2004, THE COMPANY HAD POSITIVE CASH FLOW FROM OPERATIONS OF $1,010,211 DUE TO PAYMENTS RECEIVED AGAINST INCREASED REVENUES IN THE FOURTH QUARTER OF FISCAL 2003 AND THE SECOND QUARTER OF FISCAL 2004. ACCOUNTS RECEIVABLE DECREASED DUE TO PAYMENTS RECEIVED FOR LARGER SHIPMENTS MADE IN THE SECOND QUARTER OF FISCAL 2004.

CASH FLOWS USED BY INVESTING ACTIVITIES FOR THE NINE MONTHS ENDED JUNE 30, 2004 WERE $524,372 WHICH CONSISTED OF SHORT TERM INVESTMENTS IN COMMERCIAL PAPER AND PURCHASES OF SMALL QUANTITIES OF COMPUTER EQUIPMENT.

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES FOR THE NINE MONTHS ENDED JUNE 30, 2004 WERE $176,512 PROVIDED BY THE EXERCISE OF STOCK OPTIONS.

DURING THE FIRST NINE MONTHS OF FISCAL 2004, THE COMPANY HAD SHORT TERM INVESTMENTS AND CASH OR CASH EQUIVALENTS MORE THAN ADEQUATE TO COVER KNOWN REQUIREMENTS, UNFORESEEN EVENTS OR UNCERTAINTIES THAT MIGHT OCCUR. THE COMPANY'S KNOWN REQUIREMENTS CONSIST OF NORMAL OPERATING EXPENSES. DURING THIS NINE MONTH PERIOD, CASH AND CASH EQUIVALENTS HAD AN AVERAGE BALANCE OF $2,072,000 AS OPPOSED TO AN AVERAGE BALANCE OF $1,506,000 FOR THE TWELVE MONTHS ENDED SEPTEMBER 30, 2003. CASH EQUIVALENTS ARE TAX EXEMPT MONEY MARKET FUNDS THAT ARE READILY AVAILABLE FOR IMMEDIATE USE SHOULD THE OCCASION ARISE. IT IS ANTICIPATED THAT THE COMPANY WILL REMAIN AS LIQUID DURING FISCAL 2004. THE CURRENT RATIO OF THE COMPANY AS OF JUNE 30, 2004 WAS 33.8 COMPARED TO 13.8 AS OF SEPTEMBER 30, 2003.

THE COMPANY RECORDS RESERVES FOR INVENTORY SHRINKAGE AND OBSOLENSCENCE, WHEN CONSIDERED NECESSARY. AS OF JUNE 30, 2004, ACCOUNTS AND NOTES RECEIVABLE WERE CONSIDERED TO BE FULLY COLLECTIBLE, ACCORDINGLY NO ALLOWANCE FOR DOUBTFUL ACCOUNTS WAS PROVIDED. IF AMOUNTS BECOME UNCOLLECTIBLE, THEY WILL BE CHARGED TO OPERATIONS WHEN THAT DETERMINATION IS MADE.

NON CASH INTERIM RESERVES ARE MAINTAINED TO COVER ITEMS SUCH AS WARRANTY REPAIRS IN PROCESS AND OTHER CHARGES THAT MAY BE IN DISPUTE. ALL MONETARY TRANSACTIONS ARE IN U.S. DOLLARS AND NO LETTERS OF CREDIT INVOLVE FOREIGN EXCHANGE.

CAPITAL RESOURCES:
------------------

DURING THE FIRST NINE MONTHS OF FISCAL 2004, $23,182 WAS SPENT FOR CAPITAL ASSETS. THESE FUNDS WERE PRIMARILY USED FOR NEW COMPUTER HARDWARE. NO EXPENDITURES ARE COMTEMPLATED FOR PLANT EXPANSION OR EXTENSIVE MAINTENANCE IN FISCAL 2004. THE COMPANY HAS NO LONG TERM DEBT, HOWEVER, THE COMPANY MAY INCUR DEBT TO FINANCE ACQUISITIONS. LIABILITIES CONSIST OF CURRENT ACCOUNTS PAYABLE, ACCRUED EXPENSES RELATED TO THE CURRENT ACCOUNTING PERIOD, AND THE CURRENT AND LONG TERM PORTION OF INCOME TAXES PAYABLE.

RESULTS OF OPERATIONS:
----------------------

FIRST NINE MONTHS OF FISCAL YEAR ENDED 2004 COMPARED TO FIRST NINE MONTHS OF FISCAL YEAR ENDED 2003.

DURING THE THIRD QUARTER OF THE CURRENT FISCAL YEAR ENDED JUNE 30, 2004, SHIPMENTS OF $1,420,687 WERE UP 25.1% OR $285,332 FROM THE SAME QUARTER ONE YEAR AGO DUE TO CONTINUED SHIPMENTS ON A LARGE CONTRACT FROM ONE U.S. CUSTOMER. THE REMAINING SHIPMENTS FOR THIS CONTRACT ARE DUE TO BE INCLUDED IN FOURTH QUARTER SHIPMENTS. SHIPMENTS FOR THE FIRST NINE MONTHS ENDED JUNE 30, 2004 WERE $5,951,143, UP FROM SHIPMENTS OF $3,436,094 OR 73.2% FOR THE SAME PERIOD ONE YEAR AGO. SHIPMENTS TO A FOREIGN NAVY AND TO ONE U.S. CUSTOMER ACCOUNTED FOR A LARGE PORTION OF TOTAL SHIPMENTS.

DOMESTIC SHIPMENTS FOR THE FIRST NINE MONTHS OF THE CURRENT FISCAL YEAR WERE $3,798,949, OR 63.8% OF TOTAL SALES, UP $911,677 OR 31.6% FOR THE SAME PERIOD ONE YEAR AGO. EXPORT SHIPMENTS FOR THE NINE MONTHS ENDED JUNE 30, 2004 WERE $2,152,194 OR 36.2% OF TOTAL SALES, UP $1,603,372 OR 292.1% DUE TO SHIPMENT OF A LARGE CONTRACT RECEIVED IN THE FIRST QUARTER OF FISCAL 2004.

BACKLOG OF $2,732,000 WAS LOWER AT JUNE 30, 2004 COMPARED TO $5,494,000 AT JUNE 30, 2003 DUE TO ORDERS DELAYED SLIGHTLY UNTIL THE FOURTH QUARTER OF THE CURRENT FISCAL YEAR. PROJECTED ORDERS REMAINING ON MULTI-YEAR CONTRACTS RECEIVED IN 1999 AND 2000 ARE NOT INCLUDED IN THIS BACKLOG.

COST OF SALES WAS LOWER AT 55.2% OF SALES IN THE FIRST NINE MONTHS OF FISCAL 2004 AS COMPARED TO 58.2% OF SALES FOR THE SAME PERIOD ONE YEAR AGO DUE TO PRODUCT MIX. INVENTORIES DECREASED 2.1% OR $146,497 FOR THE FIRST NINE MONTHS OF FISCAL 2004 DUE TO CURRENT SHIPMENTS OF INVENTORY PURCHASED IN PRIOR PERIODS. INVENTORY LEVELS ARE ANTICIPATED TO CONTINUE TO DECLINE IN THE CURRENT YEAR DUE TO PROCUREMENTS OF INVENTORY IN PRIOR PERIODS TO MEET FUTURE REQUIREMENTS.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES INCREASED $287,333 OR 22.7% DUE TO INCREASED RESEARCH AND DEVELOPMENT EXPENDURES FOR PRODUCT DESIGN TO MEET CURRENT AND FUTURE CUSTOMER DEMANDS. EXPENSES CONTINUE TO BE INCURRED FOR EXPANDED MARKET EXPOSURE AND INCREASED PRODUCT APPLICATIONS. MARKETING EXPENSES INCREASED DUE TO EXTENSIVE TRAVEL IN THE THIRD QUARTER TO PURSUE EXISTING AND PLANNED PROJECTS IN THE MIDDLE EAST AS WELL AS THE PACIFIC RIM.

INTEREST INCOME DECREASED SLIGHTLY AS LOWER YIELDS CONTINUE ON INVESTMENTS. OTHER INCOME AND EXPENSES INCREASED SLIGHTLY DUE TO REDUCED INCOME ON SCRAP SALES.

SALES FOR THIS REPORTING QUARTER HAVE PRODUCED FAVORABLE RESULTS. WITH THESE LARGE SHIPMENTS OF SUNAIR STANDARD PRODUCTS THE BACKLOG REMAINS AT ABOVE AVERAGE LEVELS DUE TO RECEIPT OF RECURRING DOMESTIC ORDERS.

MARKETING IS FOLLOWING UP ON OPPORTUNITIES FOUND ON A RECENT TRIP THROUGH ASIAN AND MIDDLE EAST COUNTRIES. TWO MAJOR SYSTEMS PROJECTS ARE BEING PURSUED AND PROGRESS IS SHOWING STRONG ORDER CHANCES FOR OUR HF PRODUCTS ON FOUR SHIPBOARD AND FAST PATROL BOAT PROGRAMS IN THOSE GEOGRAPHIC AREAS.

DOMESTIC OPPORTUNITIES RELATED TO DEPARTMENT OF HOMELAND SECURITY (DHS) REQUIREMENTS FOR CONTINGENCY OPERATIONS ARE TAKING SHAPE. PROJECTS HAVING RECURRING NEEDS AND TECHNOLOGY ADVANCEMENTS ARE IN CLOSING STAGES. A MODIFICATION OF A PRIOR ORDERING AGREEMENT WITH AN AGENCY OF THE DHS HAS BEEN FINALIZED AND INCREASED ORDERS ARE ANTICIPATED IN THIS FOURTH QUARTER. SHIPMENTS OF THESE ORDERS WILL BE REALIZED IN FISCAL 2005.

----------------------

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

SUBSEQUENT EVENTS:
------------------

ON AUGUST 9, 2004, THE COMPANY ANNOUNCED THE ACQUISITION OF THE OUTSTANDING STOCK OF PERCIPIA, INC. AND PERCIPIA NETWORKS, INC., COLUMBUS, OHIO, FOR A TOTAL CONSIDERATION OF $660,000 CASH AND THE ISSUANCE OF 190,000 SHARES OF SUNAIR COMMON STOCK. IN CONJUNCTION WITH THE PURCHASE, SUNAIR WILL LIQUIDATE APPROXIMATELY $1,600,000 OF PERCIPIA'S DEBT.

ITEM 3.  CONTROLS AND PROCEDURES
--------------------------------

(A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. THE TERM "DISCLOSURE CONTROLS AND PROCEDURES" IS DEFINED IN RULE 13a - 15(e) OF THE SECURITIES EXCHANGE ACT OF 1934, OR THE EXCHANGE ACT. THIS TERM REFERS TO THE CONTROLS AND PROCEDURES OF A COMPANY THAT ARE DESIGNED TO ENSURE THAT INFORMATION REQUIRED TO BE DISCLOSED BY A COMPANY IN THE REPORTS THAT IT FILES UNDER THE EXCHANGE ACT IS RECORDED, PROCESSED, SUMMARIZED AND REPORTED WITHIN REQUIRED TIME PERIODS. OUR CHIEF EXECUTIVE OFFICER AND OUR CHIEF FINANCIAL OFFICER HAVE CONCLUDED, BASED ON THEIR EVALUATION AS OF JUNE 30, 2004, THAT OUR DISCLOSURE CONTROLS AND PROCEDURES ARE EFFECTIVE FOR RECORDING, PROCESSING, SUMMARIZING AND TIMELY REPORTING THE INFORMATION WE ARE REQUIRED TO DISCLOSE IN OUR REPORTS FILES UNDER THE EXCHANGE ACT.

(B) CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. THERE WERE NO CHANGES IN THE COMPANY'S INTERNAL CONTROLS OVER FINANCIAL REPORTING DURING THE LAST FISCAL QUARTER THAT HAVE MATERIALLY AFFECTED, OR ARE REASONABLY LIKELY TO MATERIALLY AFFECT THE COMPANY'S INTERNAL CONTROL OVER FINANCIAL REPORTING.

                           PART II OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         NONE

ITEM 2.  CHANGES IN SECURITIES

         NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         NONE

ITEM 5.  OTHER INFORMATION

         NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A) EXHIBITS

              14    REVISED CODE OF BUSINESS CONDUCT AND ETHICS

              31.1 CERTIFICATION BY CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

              31.2 CERTIFICATION BY CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

              32.1 CERTIFICATION BY CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

              32.2 CERTIFICATION BY CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

         (B) REPORTS ON FORM 8-K

             ON JULY 29, 2004, THE COMPANY FILED A FORM 8-K DISCLOSING INFORMATION UNDER ITEM 12.

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE ACT OF
1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                           SUNAIR ELECTRONICS, INC.


                                           /S/ JAMES E. LAURENT
DATE: AUGUST 16, 2004                      ---------------------------
                                           JAMES E. LAURENT, PRINCIPAL
                                           EXECUTIVE OFFICER


                                           /S/ SYNNOTT B. DURHAM
DATE: AUGUST 16, 2004                      ----------------------------
                                           SYNNOTT B. DURHAM, PRINCIPAL
                                           ACCOUNTING OFFICER