Form 10KSB
period 2004-09-30
SUNAIR ELECTRONICS INC
filed 2005-01-13
CIK 95366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2004

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number I-4334

SUNAIR ELECTRONICS, INC.

A Florida Corporation	I.R.S. Employer I.D. No. 59-0780772

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
Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☐

Issuer’s Revenues for the most recent fiscal year ended September 30, 2004 was $10,063,376.

The aggregate market value of the voting stock held by non-affiliates of the registrant approximated $30,155,818 as of January 7, 2005 based on the closing price of stock on the American Stock Exchange on said date.

Registrant’s common stock — par value 10 cents, outstanding as of January 7, 2005 — 4,014,870 shares.

Documents Incorporated by Reference: Portions of the definitive proxy statement to be filed in connection with the Company’s Annual Meeting scheduled for February 4, 2005 are incorporated by reference into Part III.

Transitional Small Business Disclosure format. Yes ☐ No ☒

PART I
ITEM 1. BUSINESS
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES
ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED SEPTEMBER 30,
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED SEPTEMBER 30,
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 8A. CONTROLS AND PROCEDURES
PART III
ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
ITEM 10. EXECUTIVE COMPENSATION
Incorporated by reference to the definitive proxy statement to be filed in connection with the Company’s Annual Meeting scheduled for February 4, 2005.
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 13. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
CONSENT OF BERENFELD SPRITZER SCHECHTER & SHEER
CERTIFICATION OF CEO PURSUANT TO SECTION 302
CERTIFICATION OF CFO PURSUANT TO SECTION 302
CERTIFICATION OF CEO PURSUANT TO SECTION 906
CERTIFICATION OF CFO PURSUANT TO SECTION 906

PART I

ITEM 1. BUSINESS

General

Sunair Electronics, Inc. (“Sunair,” the “Company,” “us,” “we” or “our”) is a Florida corporation organized in 1956. It is engaged in the design, manufacture and sale of high frequency single sideband communications equipment and the software development, design, integration testing and documentation of C4ISR systems utilized for long range voice and data communications in fixed station, mobile and marine for military and governmental applications.

Percipia, Inc. and Subsidiary (“Percipia”), an Ohio corporation, is a wholly owned subsidiary which provides installation and maintenance of telephony systems, and develops and customizes software for telephony systems to various industries, most notably hospitality.

Telecom FM Limited (“Telecom”), a United Kingdom corporation, is a wholly owned subsidiary which distributes and installs telecommunication devices providing fixed wireless access to network and data service providers.

Markets

Sunair products and engineering capabilities are marketed both domestically and internationally and are primarily intended for strategic military and other governmental applications. Sales are executed direct through systems engineering companies, worldwide commercial and foreign governmental agencies or direct to the U.S. Government.

Products

Sunair’s line of equipment is composed of proprietary HF/SSB radio equipment and ancillary items sold as operating units or combined into sophisticated systems that may interface with workstations, antennae, power sources, modems, message switching devices, cryptographic equipment, software and the like provided by others. Sunair products employ advanced solid state designs with computer controlled networking capabilities. In addition, the Company custom designs systems incorporating various combinations of equipment into racks and control consoles that may interface with value added products and systems of other manufacturers. With the acquisitions of Percipia and Telecom, the Company now also installs and maintains telephony and fixed wireless systems.

Distribution

Sunair sells through a network of dealers and representatives located throughout the United States and over 100 other nations. In addition, sales are made on a direct basis to segments of the U.S. government. A substantial amount of the Company’s sales are made to customers outside the United States and are handled through its wholly owned subsidiary, Sunair International Sales Corp. The Company maintains a sales and service organization geared to train and assist not only its dealers, but larger governmental users throughout the world. Training programs are conducted at the Company’s facilities and in the field.

Customers

During the year ended September 30, 2004 the Company had deliveries to two customers which approximated 51% of total sales.

The following is included to supplement the business information.

a.	Sunair competes with other US and foreign companies several of which have substantially greater sales and assets than Sunair.

b.	The backlog of unfilled orders of the Company as of September 30 is as follows:

2004	2003

$7,208,000	$4,143,000

All orders at September 30, 2004 are expected to be shipped within the current fiscal year. Sunair attempts to fill most orders from its finished goods stock and thus does not look to backlog as a major indication of activity.

c.	Raw materials, purchased parts and related items are available from various suppliers located throughout the country. Management believes that the items required in the manufacture of its electronic equipment are available in sufficient quantities to meet manufacturing requirements with some extended deliveries.

d.	The Company maintains an engineering department which included six full-time engineers, one tech writer and a full-time technician in 2004. The Company also utilized the services of three temporary technicians at various times throughout the year. During the fiscal years ended September 30, 2004 and 2003, Sunair expended approximately $425,000 and $219,500 respectively, on product development and engineering.

e.	The Company and its subsidiaries had 98 active full time employees at the end of the fiscal year.

f.	In the opinion of the Company, its business is subject to limited seasonal variation.

g.	Essentially all export sales are covered by irrevocable letters of credit or sight drafts. It is believed that over 80% of the non-US Government sales ultimately enter the export market either directly or via resale by domestic customers. For amounts of export sales by geographic area, sales to governmental agencies of the U.S. and to foreign governments for the years ended September 30, 2004 and 2003, see Note 15 to the consolidated financial statements included in Item 7 herein.

Recent Developments

On November 17, 2004, the Company announced that it had entered into a purchase agreement with Coconut Palm Capital Investors II, Ltd. (“Coconut Palm”) that is conditioned upon, among other things, shareholders approval of the issuance of shares of the Company’s common stock in connection with the purchase agreement and the transactions contemplated in the purchase agreement between us and Coconut Palm, including without limitation, an increase in the size of the Company’s Board of Directors from 5 to 7 members and amendments to the Company’s Articles of Incorporation (collectively referred to as the “Transaction”).

The Company filed a preliminary proxy statement with the SEC in connection with the Coconut Palm transaction and the Company’s shareholders will be asked to vote on the transaction and related matters at the Company’s annual meeting of shareholders to be held on February 4, 2005. The Company is proposing to issue and sell to Coconut Palm up to a total of 5,000,000 units at a purchase price of $5.00 per unit as follows: (i) 3,000,000 units for an aggregate purchase price of $15,000,000; and (ii) at the option of Coconut Palm, up to an additional 2,000,000 units for an aggregate purchase price of up to $10,000,000, pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. The initial purchase price of $15,000,000 for the 3,000,000 units, and the additional purchase price of up to $10,000,000, if Coconut Palm exercises its option to purchase up to 2,000,000 additional units, will be payable in cash.

Each unit will consist of: (i) one share of common stock; (ii) a warrant to purchase one additional share of common stock, at an exercise price of $6.00 per share, which will be immediately exercisable and will expire after three years; and (iii) a warrant to purchase one additional share of common stock, at an exercise price of $7.00 per share, which will be immediately exercisable and will expire after five years.

The Company has been investigating strategic alternatives to its current line of business since January 2004, and intends to use the proceeds from the sale of the units to form a new Pest and Termite Control Services Division and to enter the pest and termite control services industry by targeting potential acquisitions, or initial acquisitions, of pest and termite control services companies in the United States and its territories. The growth of the new Pest and Termite Control Services Division may also be financed by accessing the equity and debt capital markets to the extent access to such markets is deemed to be favorable by its Board of Directors.

Ultimately, the Company anticipates that, with the sale of the units and the formation of the Pest and Termite Control Services Division, it will no longer operate solely through its traditional business segments. In the long term, the Company expects the Pest and Termite Control Services Division to become its dominant operation. Accordingly, the Company also agreed in the purchase agreement to use its best efforts to enter into a definitive agreement as soon as practicable to divest itself of certain non-core assets acquired in connection with its purchase of: (i) Percipia, Inc. and its wholly-owned subsidiary Percipia Networks, Inc.; and (ii) the assets of Telecom FM, at a purchase price equal to the amount we paid for such assets plus the amount of any intercompany debt incurred and advances made in connection with such purchases. The non-core assets are currently held in separate wholly-owned subsidiaries.

As a result of the shift in focus of its business, the Company has also agreed to amend its Articles of Incorporation to: (i) change its corporate name from Sunair Electronics, Inc. to Sunair, Inc.; (ii) change the description of the general nature of its business from the electronics industry to any business permitted by law; and (iii) increase the number of authorized shares of capital stock to 108,000,000 shares, of which 100,000,000 shares will be common stock and 8,000,000 shares will be preferred stock. Such changes to the Company’s Articles of Incorporation are subject to shareholder approval.

To further assist in the shift in focus of its business, the Company agreed, upon the closing of the Transaction, to employ John J. Hayes as its President and Chief Executive Officer, and Donald K. Karnes and David M. Slott as executive officers of the newly created Pest and Termite Control Services Division. The anticipated aggregate compensation the Company will pay to Messrs. Hayes, Karnes and Slott will be approximately $975,000 in annual salary plus options to purchase 500,000 shares of the Company’s common stock at an exercise price of $5.00 per share, which options will be granted outside of the Company’s existing stock option plan. Messrs. Hayes, Karnes and Slott will also be entitled to participate in the Company’s new stock option plan after the closing. Messrs. Hayes, Karnes and Slott previously served as executives with TruGreen, the lawn care services division of The ServiceMaster Company (“ServiceMaster”). On December 10, 2004, ServiceMaster filed a suit against Messrs. Hayes, Karnes and Slott. The Company is not a party to this action. ServiceMaster alleged in its complaint that Messrs. Karnes and Slott had breached certain non-compete agreements with TruGreen and that Hayes had induced Karnes and Slott to breach these agreements. The complaint alleges that all three individuals had breached fiduciary duties owed to ServiceMaster, that the three individuals had usurped certain corporate opportunities and misappropriated trade secrets and that the three individuals would interfere with ServiceMaster’s business relations with it customers and employees. The suit seeks to enjoin the named parties from performing services of any kind for any entity, including the Company, planning to provide pest and termite control services. A hearing on this matter was first held on December 10, 2004. At this hearing, the Court restrained the named individuals from soliciting for employment any person who is, or within three months of the proposed hiring date was, an employee of TruGreen or it affiliates, including but not limited to Terminix, and from using or disclosing ServiceMaster’s confidential information or trade secrets. The Court refused, however, to restrain the named individuals from (i) pursuing acquisitions of pest and termite control businesses identified as potential acquisition candidates, or (ii) performing, encouraging or inducing others to perform services for any entity, including the Company, or from performing services competitive with those provided to TruGreen or it affiliates, including Terminix. A full evidentiary hearing on ServiceMaster’s motion to enjoin the named individuals will be held on January 24, 2005. The purchase agreement contains a closing condition that the referenced individuals have not been enjoined from performing the contemplated services for the Pest and Termite Control Services Division. Although the Company and Coconut Palm have indicated an intent to consummate the Transaction regardless of the outcome of the January 24, 2005 evidentiary hearing, either the Company or Coconut Palm may attempt to terminate the Transaction if the hearing results in an injunction against Messrs. Hayes, Karnes and Slott

The Company has also agreed, upon the closing of the Transaction, to enter into a 5 year management services agreement with an affiliate of Coconut Palm, RPC Financial Advisors, LLC (“RPC”), to provide management services for the Pest and Termite Control Services Division, pursuant to which the Company will pay a management fee during the first year of an amount equal to 1/16 times the aggregate purchase price paid for the units by Coconut Palm. Following the first year and thereafter, the management fee will be equal to 1% of the gross revenues from operations of the new Pest and Termite Control Services Division. Certain officers and directors of RPC will also serve as members of the Company’s Board of Directors upon the closing of the Transaction.

In connection with the Transaction, the Company’s Board of Directors has approved the nominations of Richard C. Rochon and Mario B. Ferrari, affiliates of Coconut Palm, to its Board of Directors, as Chairman and Vice Chairman, respectively. The Company has also agreed, provided the Company’s shareholders vote in favor of expanding its Board of Directors from 5 to 7 members, to allow Coconut Palm to nominate 1 additional director to fill the newly created vacancy on its Board of Directors. In addition, if Steven P. Oppenheim, who is one of the director nominees, is elected by the Company’s shareholders at the Annual Meeting, he will resign from the Board of Directors upon the closing of the Transaction, and Coconut Palm will have the right to nominate an additional director to fill the vacancy created by Mr. Oppenheim’s resignation. Each of the Coconut Palm nominees will be elected by a majority vote of the Board of Directors within 30 days of the creation of each of the respective vacancies, as provided by the Company’s bylaws.

Coconut Palm and the Company’s Chairman, Michael D. Herman, who beneficially owns approximately 51% of the Company’s currently outstanding common stock, have entered into a voting agreement pursuant to which Mr. Herman has agreed to vote all the shares of the Company’s common stock beneficially owned by him in favor of the Transaction, subject to termination of the voting agreement upon the earlier to occur of: (i) consummation of the Transaction; (ii) any termination of the purchase agreement in accordance with its terms; or (iii) the Company’s Board of Directors’ withdrawal of its approval of the Transaction pursuant to Section 8(n) of the purchase agreement.

ITEM 2. PROPERTIES

Manufacturing, Sales and Administrative operations are conducted in Fort Lauderdale, Florida within one concrete block building containing approximately 32,000 sq. ft. of floor space on approximately 1.6 acres of land, all of which is owned in fee simple by the Company. Percipia and Telecom each reside in leased office and warehouse space. All properties are adequately insured.

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of the fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

(a)	The following table sets forth the high and low sale price of the Company’s common stock as traded on the American Stock Exchange under the symbol SNR.

	2004
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
High	7.18	7.80	6.75	5.78
Low	3.80	5.60	5.10	4.40

	2003
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
High	3.45	3.95	3.90	5.78
Low	2.60	2.75	3.09	3.55

As of January 7, 2005, it is estimated that there were approximately 1,200 shareholders of record. No dividends were paid this fiscal year.

(b)	The following table sets forth information, as of the end of fiscal year 2004, with respect to the Company’s compensation plan under which the Company’s common stock is authorized for issuance:

	Number of Securities
	to be Issued Upon	Weighted-Average	Number of Securities
	Exercise of	Exercise Price of	Remaining Available for
	Outstanding Options,	Outstanding Options,	Future Issuance Under
	Warrants and Rights	Warrants and Rights	Equity Compensation(1)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	145,950	$2.25	130,000
Equity compensation plans not approved by security holders	60,000	4.79	0

Total	205,950	$2.25	130,000

(1)	Excluding securities reflected in column (a).

(c)	Not Applicable

(d)	Not Applicable

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Liquidity

For the fiscal year ended September 30, 2004, the Company had positive cash flow from operations of $2,195,628 due to reductions in accounts receivable and reductions in inventories for shipments made from inventory purchased in 2003. Accounts receivable decreased on payments against large shipments made toward 2003 fiscal year end.

Cash flows provided by investing activities for the fiscal year ended September 30, 2004 were $465,481 which consisted of short term investments in commercial paper less amounts paid for the acquisition of Percipia.

Cash flows provided by financing activities for the fiscal year ended September 30, 2004 were
$188,940 provided by the exercise of stock options, borrowing under a line of credit for the asset purchase of Telecom FM, less repayment of notes payable acquired with the purchase of Percipia.

During the fiscal year ended September 30, 2004, the Company had short term investments and cash or cash equivalents more than adequate to cover known requirements, unforeseen events or uncertainties that might occur. The Company’s known requirements consist of normal operating expenses. During this twelve month period, cash and cash equivalents had an average balance of $1,788,000 as opposed to an average balance of $1,506,000 for the twelve months ending September 30, 2003. Cash equivalents are money market funds that are readily available for immediate use should the occasion arise. It is anticipated that the Company will remain as liquid during fiscal 2005. The current ratio of the Company as of September 30, 2004 was 2.6 compared to 13.8 as of September 30, 2003.

The Company records reserves for inventory shrinkage and obsolescence, when considered necessary. For the year just ended inventory shrinkage and obsolescence reserves increased
$310,760 as compared to an increase of $104,630 in 2003 due to a write down of obsolete and discontinued products. Accounts receivable consist of balances due from sales. The Company monitors accounts receivable and provides allowances when considered necessary. As of September 30, 2004, the Company established an allowance of $48,485. As of September 30, 2003 accounts receivable were considered to be fully collectible, accordingly no allowance for doubtful accounts was provided.

Non cash interim reserves are maintained to cover items such as warranty repairs in process and other charges that may be in dispute. All monetary transactions are in U.S. dollars and no letters of credit involve foreign exchange.

Capital Resources

During the twelve months of fiscal 2004, $75,859 was spent for Capital Assets. These funds were primarily used for new manufacturing equipment and computer hardware. No expenditures are contemplated for plant expansion or extensive maintenance in fiscal 2005. The Company has no long term debt and none is contemplated except the Company may incur debt to finance acquisitions although there are currently no agreements or proposals in connection with any acquitions. Liabilities consist of current accounts payable, accrued expenses related to the current accounting period, and the current and long term portion of income taxes payable.

Results of Operations

Fiscal Year Ended 2004 Compared to Fiscal Year Ended 2003

During fiscal 2004, sales of $9,885,375 were up 67.2% or $3,974,636 from fiscal 2003. Of those, sales of $1,658,015 or 16.8% was attributed to the wholly owned subsidiaries of Percipia and Telecom which were acquired in the fourth quarter of fiscal 2004. Of the remaining $8,227,360, domestic shipments of $5,575,669 were up 6.5% or $342,312 from fiscal 2003 due to increased order input. Export shipments for fiscal 2004 were $2,651,691, up 291.5% or $1,974,309 from 2003 due to the shipment of a large contract to one customer. Back log of $7,208,000 was higher at September 30, 2004 compared to $4,143,000 at September 30, 2003.

Cost of sales was slightly higher at 57.5% of sales in fiscal 2004 as compared to 55.7% of sales in fiscal 2003. This increase is primarily due to a change in product mix with decreased percentages of system engineering and integration which carry lower overheads than manufacturing processes. Inventories increased 2.9% or $205,714 primarily due to increases in inventories received from the acquisition of Percipia and Telecom which were greater than the reductions realized by Sunair. The Company continues its efforts to reduce inventories to lower levels.

Selling, general and administrative expenses increased 55.2% or $977,500 due to increased research and development expenses and overheads associated with the acquisition of Percipia and Telecom. Expenses continue to be incurred for expanded market exposure and increased product applications.

Interest income decreased $73,621 due to lower yields and the sale of certain investments to finance the purchase of Percipia. Interest expense was incurred on obligations assumed on the purchase of Percipia and for the establishment of a $2,000,000 Bank line of credit. Other income decreased as there was no activity in this area for fiscal 2004.

Marketing continues to follow up on opportunities in Asian and Middle Eastern countries. Major systems projects are being pursued and progress is showing strong order chances for our HF products on various shipboard and fast patrol boat programs.

During 1995, it was determined that continued operations of its Interest Charge-Domestic International Sales Corporationj (IC-DISC) subsidiary’s election was no longer advantageous to the Company. Accordingly, the election of the subsidiary was discontinued and its retained earnings of approximately $3,200,000 were distributed to the Company. Federal tax regulations provide for the taxation of such distribution over a ten year period in equal annual increments. Utilizing the maximum tax rates, the income tax consequences of such distribution will approximate $122,000 per year. No interest is payable on this unpaid portion.

On August 14, 2003 the Company announced that Mr. Michael Herman had entered into a Stock Purchase Agreement with its 54% majority shareholder, the Robert Uricho, Jr. Trust, of which Shirley Uricho was the income beneficiary. As a prerequisite to this acquisition of Sunair shares, Sunair’s disinterested directors approved the transaction based upon conditions of an Agreement dated August 14, 2003 between Mr. Herman and Sunair Electronics, Inc. The transaction closed on November 6, 2003 and Mr. Herman immediately joined the board of directors and became the Chairman of the Board.

Concentration Risk

The Company at various times during the year maintains cash balances in excess of federally insured (FDIC) limits. The uninsured balances were approximately $3,866,000 and $416,000 at September 30, 2004 and 2003, respectively.

Business Risk

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

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Accounts Receivable

Accounts receivable consist of balances due from sales. The Company monitors accounts receivable and provides allowances when considered necessary. As of September 30, 2004, the Company established an allowance of $48,485. As of September 30, 2003 accounts receivable were considered to be fully collectible, accordingly no allowance for doubtful accounts was provided.

Investments

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

Inventories

Inventories, which consist of raw materials, work-in-process, and finished goods, are stated at the lower of cost or market value, cost being determined using the first in, first out method. Fixed and variable manufacturing costs and overhead are included in the carrying values of finished goods and work-in-process. The Company records reserves for inventory shrinkage and obsolescence, when considered necessary. For the year just ended, inventory shrinkage and obsolenscence reserves increased $310,670.

Property, plant, and equipment

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

Software costs

The Company capitalizes certain costs associated with software development in accordance with Statement of Financial Accounting Standard #86 (FASB #86) “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” The Company amortizes costs over 10 years, the estimated useful life of the asset.

Impairment of long-lived assets and long-lived assets to be disposed of

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the assets exceeds the fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. There were no assets impaired during the years ended September 30, 2004 and 2003.

Income (loss) per share

Basic earnings per share amounts are computed by dividing the net income by the weighted average number of common shares outstanding. Diluted earnings per share amounts are computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents, and stock options outstanding during the period.

Revenue recognition

Sales revenues are recorded when products are shipped and title has passed to unaffiliated customers. Installation revenues are considered earned at the time the project is completed. Maintenance contracts are recorded as unearned revenues at the time of collection and are recognized as income monthly over the term of the contract. Interest and dividends earned on investments are recorded when earned.

Advertising costs

The Company expenses advertising costs as incurred. Advertising expenses totaled approximately $25,382 and $14,950 for the years ended September 30, 2004 and 2003, respectively.

Research and development

Expenditures for research and development are charged to operations as incurred. Total research and development expenses amounted to approximately $425,000 and $219,500 for the years ended September 30, 2004 and 2003, respectively.

Foreign currency translation

Telecom’s functional currency is the British pound sterling, its local currency. Accordingly, balance sheet accounts are translated at exchange rates in effect at the end of the year and income statement accounts are translated at average exchange rates for the year. Translation gains and losses are included as a separate component of stockholders’ equity as cumulative translation adjustments. Foreign currency transaction gains and losses are included in other income and expenses.

Comprehensive Income

Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes certain changes in equity that are excluded from net income. At September 30, 2004, accumulated other comprehensive income was comprised of cumulative foreign currency translation adjustments which was immaterial.

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

Income taxes

The Company accounts for income taxes using SFAS No. 109, “Accounting for Income Taxes”, which requires recognition of deferred tax liabilities and assets for expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recorded for deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretations No. 46, “Consolidation of Variable Interest Entities”. FIN No. 46 addresses consolidation by business enterprises of variable interest entities (formerly special purpose entities or “SPEs”). The Company does not have any variable interest entities as defined by FIN No. 46 and therefore the interpretation did not affect the Company’s financial position, results of operations or cash flows.

In April 2003, the FASB issued Statement No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities”. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under Statement No. 133, “Accounting for Derivatives Instruments and Hedging Activities.” The provisions of this statement are effective for all derivatives and hedging activities entered into after June 30, 2003. The Company did not have any derivatives or hedging activities and therefore the standard did not affect the Company’s financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards on the classification and measurement of certain instruments with characteristics of both liabilities and equity. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2002 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. SFAS No. 150 did not have a material effect on the Company’s financial statements.

Forward Looking Statements

Some of the statements in this annual report, including those that contain the words “anticipate,” “believe,” “plan,” “estimate,” “expect,” “should,” “intend” and other similar expressions, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Those forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements or those of our industry to be materially different from any future results, performance or achievements expressed or implied by those forward-looking statements. Among the factors that could cause actual results, performance or achievement to differ materially from those described or implied in the forward-looking statements are general economic conditions, competition, potential technology changes, changes in or the lack of anticipated changes in the regulatory environment in various countries, the risks inherent in new product and service introductions and the entry into new geographic markets and other factors included in our filings with the Securities and Exchange Commission (the “SEC’). Copies of our SEC filings are available form the SEC or may be obtained upon request from us. We do not undertake any obligation to update the information contained herein, which speaks only as of this date.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BERENFELD SPRITZER SHECHTER & SHEER
CERTIFIED PUBLIC ACCOUNTANTS
1551 SAWGRASS CORPORATE PARKWAY, SUITE 130
SUNRISE, FLORIDA 33323
TELEPHONE (954) 370-2727 ·FAX (954) 370-2776

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Audit Committee, Board of Directors
and Stockholders of Sunair Electronics, Inc.
and Subsidiaries
Ft. Lauderdale, Florida

We have audited the accompanying consolidated balance sheets of Sunair Electronics, Inc. (A Florida Corporation) and Subsidiaries as of September 30, 2004 and 2003 and the related consolidated statements of income, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards required that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sunair Electronics, Inc. and Subsidiaries as of September 30, 2004 and 2003 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Berenfeld Spritzer Shechter & Sheer
Certified Public Accountants
Sunrise, Florida
January 7, 2005

CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30,

ASSETS

	2004	2003
CURRENT ASSETS:

Cash and cash equivalents	$3,872,224	$1,022,175
Accounts receivable, net	3,080,875	1,768,772
Interest receivable	108,013	108,510
Inventories	7,258,955	7,053,241
Trading securities	—	1,500,000
Investments	2,913,601	—
Deferred tax asset	180,725	—
Prepaid and other current assets	315,469	20,008

Total Current Assets	17,729,862	11,472,706

INVESTMENTS	—	2,988,383

NOTE RECEIVABLE	405,590	334,986

PROPERTY, PLANT, AND EQUIPMENT, net	703,381	681,095

OTHER ASSETS

Software costs, net of accumulated amortization of $68,867	3,955,513	—
Goodwill	852,683	—

Total Other Assets	4,808,196	—

TOTAL ASSETS	$23,647,029	$15,477,170

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30,

LIABILITIES AND STOCKHOLDERS’ EQUITY

	2004	2003
CURRENT LIABILITIES:

Accounts payable	1,501,864	519,347
Accrued expenses	$1,186,250	$92,111
Bank lines of credit	2,047,000	—
Unearned revenues	115,857	—
Loan from shareholder	22,800	—
Notes payable	33,585	—
Income taxes payable	212,688	219,959
Payable in connection with acquisition of Telecom FM	1,500,000	—

Total Current Liabilities	6,620,044	831,417

INCOME TAXES PAYABLE, net of current portion	—	122,000

DEFERRED TAX LIABILITY	199,000	—

STOCKHOLDERS’ EQUITY:

Preferred stock, no par value, 2,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.10 par value, 25,000,000 shares authorized, 4,006,620, and 3,738,170 shares issued and outstanding at September 30, 2004 and 2003, respectively	400,662	373,817
Additional paid-in-capital	3,852,106	2,704,939
Retained earnings	12,575,217	11,444,997

Total Stockholders’ Equity	16,827,985	14,523,753

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$23,647,029	$15,477,170

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED SEPTEMBER 30,

	2004	2003
SALES	$9,885,375	$5,910,739

COST OF SALES	5,685,222	3,293,258

GROSS PROFIT	4,200,153	2,617,481

SELLING AND ADMINISTRATIVE EXPENSES	2,747,579	1,770,079

INCOME FROM OPERATIONS	1,452,574	847,402

OTHER INCOME:

Interest income	208,301	281,922
Interest expense	(30,300)	—
Other income	—	30,754

Total Other Income	178,001	312,676

INCOME BEFORE PROVISION FOR INCOME TAXES	1,630,575	1,160,078

PROVISION FOR INCOME TAXES	(500,355)	(384,250)

NET INCOME	$1,130,220	$775,828

NET INCOME PER COMMON SHARE:

BASIC	$0.30	$0.21

DILUTED	$0.29	$0.21

WEIGHTED AVERAGE SHARES OUTSTANDING:

BASIC	3,830,487	3,701,829

DILUTED	3,919,127	3,751,037

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003

	Preferred Stock		Common Stock		Additional		Total
					Paid-In	Retained	Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance at September 30, 2002	—	$—	3,692,570	$369,257	$2,606,899	$10,669,169	$13,645,325

Stock options exercised ($2.25)	—	—	45,600	4,560	98,040	—	102,600

September 30, 2003 net income	—	—	—	—	—	775,828	775,828

Balance at September 30, 2003	—	—	3,738,170	373,817	2,704,939	11,444,997	14,523,753

Shares issued in acquisition of Percipia and Subsidiary	—	—	190,000	19,000	978,500	—	997,500

Stock options exercised ($2.25)	—	—	78,450	7,845	168,667	—	176,512

September 30, 2004 net income	—	—	—	—	—	1,130,220	1,130,220

Balance at September 30, 2004	—	$—	4,006,620	$400,662	$3,852,106	$12,575,217	$16,827,985

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30,

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$1,130,220	$775,828
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	171,789	150,080
Amortization	68,867	28,670
Deferred taxes	(188,725)	—
Gain on sales of investments	(2,041)	(31,666)
Unrealized losses on investments	74,782	—
Bad debt reserve	48,485	—
Inventories reserve	310,760	—
(Increase) decrease in Assets:
Accounts receivable	368,399	(984,034)
Interest receivable	497	20,130
Inventories	774,558	(1,616,137)
Prepaid and other current assets	(123,006)	85,300
Note receivable	8,406	—
Increase (decrease) in Liabilities:
Accounts payable and accrued expenses	(288,843)	107,190
Unearned revenue	(29,249)	—
Income taxes payable	(129,271)	(470,750)

Net Cash (Used in) Provided By Operating Activities	2,195,628	(1,935,389)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property, plant, and equipment	(75,859)	(97,103)
Proceeds from sale of held-to-maturity investment	—	525,100
Software development costs	(159,681)	—
Redemption of available for sale investments	—	1,000,000
Cash paid for acquisition of Percipia	(841,510)	—
Cash acquired in acquisitions of Percipia	17,690	—
Proceeds from sale of trading securities	1,502,041	3,124,712
Purchase of trading investments	—	(4,120,578)
Proceeds from loan from shareholder	22,800	—

Net Cash Provided By Investing Activities	465,481	432,131

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from exercise of stock options	176,512	102,600
Borrowing under line of credit	1,947,700	—
Repayment of notes payable	(1,523,499)	—
Repayment of bank overdraft	(411,773)	—

Net Cash Provided By Financing Activities	188,940	102,600

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,850,049	(1,400,658)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,022,175	2,422,833

CASH AND CASH EQUIVALENTS, END OF YEAR	$3,872,224	$1,022,175

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for income taxes	$510,000	$855,000

Cash paid during the year for interest	$30,300	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued in acquisition of Percipia	$997,500	$—

Purchase price and acquisition costs payable for acquisition of Telecom	$1,840,913	$—

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Business activity

Sunair Electronics, Inc. (“Sunair”) (the “Company”) is a Florida corporation organized in 1956. It is engaged in the design, manufacture and sale of high frequency single sideband communications equipment and the software development, design, integration testing and documentation of C4ISR systems utilized for long range voice and data communications in fixed station, mobile and marine for military and governmental applications.

Percipia, Inc. and Subsidiary (“Percipia”), an Ohio corporation, is a wholly owned subsidiary which provides installation and maintenance of telephony systems, and develops and customizes software for telephony systems to various industries, most notably hospitality.

Telecom FM Limited (“Telecom”), a United Kingdom corporation, is a wholly owned subsidiary which distributes and installs telecommunication devices providing fixed wireless access to network and data service providers.

Capitalization

The Company’s authorized capital stock consists of 25,000,000 shares of common stock, $.10 par value per share, and 2,000,000 shares of preferred stock, with no par value.

The board of directors has the authority, without action by the Company’s stockholders, to provide for the issuance of preferred stock in one or more classes or series and to designate the rights, preferences and privileges of each class or series, which may be greater than the rights of the common stock. There were no preferred stock outstanding as of September 30, 2004 and 2003.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of Sunair Electronics, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Accounts receivable

Accounts receivable consist of balances due from sales. The Company monitors accounts receivable and provides allowances when considered necessary. As of September 30, 2004, the Company established an allowance of $48,485. As of September 30, 2003 accounts receivable were considered to be fully collectible, accordingly no allowance for doubtful accounts was provided.

Investments

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. Summary of Significant Accounting Policies (continued)

Inventories

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

Software costs

The Company capitalizes certain costs associated with software development in accordance with Statement of Financial Accounting Standard #86 (FASB #86) “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” The Company amortizes costs over 10 years, the estimated useful life of the asset.

Impairment of long-lived assets and long-lived assets to be disposed of

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

Revenue recognition

Sales revenues are recorded when products are shipped and title has passed to unaffiliated customers. Installation revenues are considered earned at the time the project is completed. Maintenance contracts are recorded as unearned revenues at the time of collection and are recognized as income monthly over the term of the contract. Interest and dividends earned on investments are recorded when earned.

Advertising costs

The Company expenses advertising costs as incurred. Advertising expenses totaled approximately $25,382 and $14,950 for the years ended September 30, 2004 and 2003, respectively.

Research and development

Expenditures for research and development are charged to operations as incurred. Total research and development expenses amounted to approximately $425,000 and $219,500 for the years ended September 30, 2004 and 2003, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. Summary of Significant Accounting Policies (continued)

Foreign currency translation

Telecom’s functional currency is the British pound sterling, its local currency. Accordingly, balance sheet accounts are translated at exchange rates in effect at the end of the year and income statement accounts are translated at average exchange rates for the year. Translation gains and losses are included as a separate component of stockholders’ equity as cumulative translation adjustments. Foreign currency transaction gains and losses are included in other income and expenses.

Comprehensive Income

Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes certain changes in equity that are excluded from net income. At September 30, 2004, accumulated other comprehensive income was comprised of cumulative foreign currency translation adjustments which was immaterial.

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

Concentration risk

The Company at various times during the year maintains cash balances in excess of federally insured (FDIC) limits. The uninsured balances were approximately $3,866,000 and $416,000 at September 30, 2004 and 2003, respectively.

During the year ended September 30, 2004, the Company had sales to two customers which approximated 34% and 17% of total sales, respectively.

Business Risk

The Company derives a portion of its revenue from international operations, under U.S. dollar denominated contracts. Risks associated with operating in international markets include equipment seizure, political instability, expropriation, nationalization, modification or renegotiation of contracts, war and civil disturbances or other risks that may limit or disrupt markets.

Income taxes

The Company accounts for income taxes using SFAS No. 109, “Accounting for Income Taxes”, which requires recognition of deferred tax liabilities and assets for expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recorded for deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Reclassification

Certain amounts in the prior period have been reclassified to conform to the 2004 presentations.

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretations No. 46, “Consolidation of Variable Interest Entities”. FIN No. 46 addresses consolidation by business enterprises of variable interest entities (formerly special purpose entities or “SPEs”). The Company does not have any variable interest entities as defined by FIN No. 46 and therefore the interpretation did not affect the Company’s financial position, results of operations or cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

In April 2003, the FASB issued Statement No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities”. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under Statement No. 133, “Accounting for Derivatives Instruments and Hedging Activities.” The provisions of this statement are effective for all derivatives and hedging activities entered into after June 30, 2003. The Company did not have any derivatives or hedging activities and therefore the standard did not affect the Company’s financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards on the classification and measurement of certain instruments with characteristics of both liabilities and equity. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2002 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. SFAS No. 150 did not have a material effect on the Company’s financial statements.

2. Acquisitions

Acquisition of Percipia, Inc. and Subsidiary

For purposes of expanding into the telecommunication market, the Company completed its acquisition of all the issued and outstanding common stock of Percipia, Inc. (“Percipia”), and its wholly owned subsidiary, Percipia Networks, Inc on August 6, 2004. The consideration paid by the Company consisted of cash of $841,510 (including $53,550 paid to retire all outstanding stock options of Percipia and $127,960 paid for acquisition costs) and 190,000 shares of its common stock valued at $997,500 based on an average price of $5.25 over the thirty days prior to the acquisition for a total purchase price of $1,839,010. As a result, Percipia became a wholly owned subsidiary of the Company. For accounting purposes, the effective date of the acquisition was June 30, 2004.

The following table sets forth the preliminary allocation of the purchase price to Percipia’s tangible and intangible assets acquired and liabilities assumed as of July 1, 2004:

Cash	$17,690
A/R	425,417
Inventory	380,750
Deferred tax assets	653,000
Fixed assets	95,453
Software	2,700,000
Note receivable and other assets	80,362
Goodwill	852,683
Accounts payable	(239,098)
Accrued liabilities	(555,877)
Deferred tax liability	(860,000)
Unearned revenues	(145,106)
Line of Credit	(99,300)
Notes Payable	(1,428,089)
Capital leases	(38,875)

Total	$1,839,010

The goodwill resulting from this acquisition is expected to be amortized over fifteen years for tax purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Acquisitions (continued)

Acquisition of CPM FM Limited (formerly known as Telecom FM Limited)

On October 5, 2004, the Company, through a wholly owned subsidiary, Sunair Communications, Limited, a private limited company incorporated in England (“SCL”), entered into a definitive Asset Purchase Agreement by and among SCL, CPM FM Limited (formerly known as Telecom FM Limited) (“Telecom”), a private limited company incorporated in England, and TFM Group Limited, a private limited company incorporated in England and the sole shareholder of Telecom, pursuant to which the Company acquired substantially all of the assets and assumed certain liabilities of Telecom for $1,500,000 cash. The purpose of this acquisition was to expand into the telecommunication market.

The Company deferred payment of $250,000 of the purchase price, which it may set off against any indemnifiable damages pursuant to the Asset Purchase Agreement. The Company agreed to deliver the deferred payment amount to Telecom no later than ten business days following the one hundred eightieth day after closing, unless any indemnifiable claims remain unresolved at such time.

In addition, the Company incurred $340,913 of transaction costs consisting principally of legal and accounting fees.

The transaction was closed on October 11, 2004 and, as stated in the Asset Purchase Agreement, became effective on September 1, 2004.

The following table sets forth the allocation of the purchase price to Telecom’s tangible assets acquired and liabilities assumed as of September 1, 2004:

Inventories	$910,282
Accounts receivable	1,303,570
Prepaid expenses and other current assets	171,103
Fixed assets	22,763
Software costs	1,164,699
Accounts payable	(991,475)
Bank overdraft	(411,773)
Accrued expenses	(238,136)
Loan payable	(90,120)

Total	$1,840,913

The $1,500,000 due to the principles of Telecom were accrued as payable as of September 30, 2004. Of this amount, $1,250,000 was paid in October of 2004. Costs accrued in connection with the acquisition of $249,312 are included in Accrued Expenses as of September 30, 2004.

Reporting Period

The accompanying consolidated financial statements for the year ended September 30, 2004 depict the results of operations and cash flows of Sunair Electronics, Inc. and Sunair International Sales Corp. for the twelve months ended September 30, 2004 and the results of operations and cash flows of Percipia from July 1, 2004 (effective date of acquisition) to September 30, 2004 and of Telecom from September 1, 2004 (effective date of acquisition) to September 30, 2004. The accompanying consolidated financial statements for the year ended September 30, 2003 depict the results of operations and cash flows of Sunair Electronics, Inc. and Sunair International Sales Corp. only.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Acquisitions (continued)

Pro-Forma Results of Operations

The following sets forth the Company’s results of operations for the years ended September 30, 2004 and 2003 as if the acquisitions had taken place on October 1, 2003 and 2002, respectively.

	Years Ended September 30,
	2004	2003
Revenues	$16,317,299		$12,813,905

Net income	$2,381,245	$	(259,173)

Earnings per share
Basic	$0.62	$	(0.07)
Diluted	$0.61	$	(0.07)

3. Investments

Investments held-to-maturity includes Private Export Funding Corporation (PEFCO) notes at September 30, 2004, and 2003. The Export-Import Bank of the United States, an agency of the United States, guarantees these PEFCO notes. Amortization of $28,670, related to the PEFCO premium, is included in the determination of net income for each of the years ended September 30, 2004 and 2003.

The following schedule reflects values at September 30, 2004 and 2003:

Name of Issuer and
Title of Issue	Principal	Cost	Market	Carrying
	2004
PEFCO 7.95% secured note series UU due November 1, 2006	$2,900,000	$3,215,375	$2,913,601	$2,913,601

2003
PEFCO 7.95% secured note series UU due November 1, 2006	$2,900,000	$3,215,375	$3,105,726	$2,988,383

Subsequent to year-end, the investment was redeemed at a price below its carrying value at September 30, 2004. As a result, the Company wrote down the investment and realized a loss on securities investment of approximately $46,000.

The carrying amounts do not reflect accrued interest as of September 30, 2004 and 2003. These amounts are reflected in interest receivable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Investments (continued)

As of September 30, 2003, the Company held the following investments classified as trading:

			Gross
			Unrealized
	Principal	Cost	Gains (losses)	Market
F&C/Claymore PFD Securities	$500,000	$500,000	$—	$500,000
Florida St. Mun. Pwr Agy due October 1, 2021	500,000	500,000	—	500,000
ING Prime Rate Trust Securities	500,000	500,000	—	500,000

	$1,500,000	$1,500,000	$—	$1,500,000

The Company sold the trading securities during the year ended September 30, 2004. As a result, the Company recorded a realized gain on sale of $2,041.

4. Inventories

Inventories consist of the following at September 30, 2004 and 2003:

	2004	2003
Materials	$1,565,463	$2,352,471
Work in progress	4,117,503	3,957,855
Finished goods	1,575,989	742,915

	$7,258,955	$7,053,241

The Company records reserves for inventory shrinkage and obsolescence. Reserves for inventory shrinkage and obsolescence amounted to $1,025,374 and $714,614 as of September 30, 2004 and 2003, respectively.

5. Note receivable

As partial payment for goods and services delivered, a foreign government agency has issued a note on behalf of one of the Company’s customers. The note matures on April 15, 2007. The customer has assigned an interest therein to the Company, valued at approximately $335,000 at September 30, 2004 and 2003, respectively. Interest thereon is paid semi-annually at the rate of 9%. Interest receivable of $12,633, is included in interest receivable at September 30, 2004 and 2003, respectively.

The Company also has a note receivable of $70,604 from an entity from which the Company’s wholly owned subsidiary, Percipia, Inc., was previously spun off. The note has no stated interest rate or maturity date. Management believes the note is fully collectible.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Property, plant and equipment

Property, plant and equipment consist of the following at September 30, 2004 and 2003:

	2004	2003
Land	$38,185	$38,185
Building and improvements	1,114,684	1,110,185
Machinery and equipment	2,657,764	2,113,628

	3,810,633	3,261,998
Accumulated Depreciation	(3,107,252)	(2,580,903)

	$703,381	$681,095

Depreciation expense consists of $171,789 and $150,080 during the years ended September 30, 2004 and 2003, respectively.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses consists of the following at September 30:

	2004	2003
Accrued expenses	$735,703	$92,111
Sales tax payable	201,235	—
Accrued acquisition costs	249,312	—

Total	$1,186,250	$92,111

8. Bank Lines of Credit

The Company has a line of credit with a financial institution. The maximum credit limit is $2,000,000. Interest is compounded daily based upon the London Interbank Offering Rate (LIBOR) plus 2% (approximately 3.4% at September 30, 2004). The line expires on January 31, 2007. The balance due on the line was $2,000,000 at September 30, 2004.

The Company’s wholly owned subsidiary, Percipia, has a line of credit with a financial institution. The maximum credit limit is $100,000. Interest is charged at 5.00% annually and there is no stated maturity date. The line is callable by the financial institution at any time. The balance due on the line was $47,000 at September 30, 2004.

9. Due to Stockholder

At September 30, 2004 the Company has a loan payable of $22,800 to a stockholder. The loan has no stated interest rate and no maturity date.

10. Notes payable

At September 30, 2004 the Company has four notes payable for equipment and furniture totaling $33,585. The notes vary in interest from 13% to 17% and they all mature within one year of the balance sheet date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. Income taxes

The components of the Company’s income tax provision for the years ended September 30 are as follows:

	2004	2003
Current:
Federal	$618,172	$352,650
State	70,908	31,600

	689,080	$384,250

Deferred:
Federal	(164,526)	—
State	(24,199)	—

	(188,725)	—

Income tax provision	$500,355	$384,250

During 1995, it was determined that continued operations of the Company’s Interest Charge-Domestic International Sales Corporation (IC-DISC) subsidiary’s tax election was no longer advantageous to the Company. Accordingly, the election of the subsidiary was discontinued and its retained earnings, of approximately $3,200,000, were distributed to the Company. Federal tax regulations provide for the taxation of such distribution over a ten year period in equal annual increments. Utilizing the maximum tax rates, the income tax consequence of such distribution will approximate $122,000 per year. No interest is payable on this unpaid portion.

The total provision for 2004 and 2003 vary from the amounts computed by applying the 34% statutory rates to income before income taxes for the following reasons:

	2004	2003
Income tax at the statutory rates	$554,395	$394,427
State income tax, net of federal tax	43,000	23,000
Stock Options	(89,000)	(34,000)
Other	(8,040)	823

	$500,355	$384,250

As of September 30, 2004, the components of the deferred tax assets and liabilities consisted of the following:

	Deferred	Deferred
	Tax Liability	Tax Asset	Total
	Current
Net Operating loss carryover	$—	$155,000		$155,000
Tax/book basis of software costs	$ (94,000)	—	$	(94000)
Inventory reserve	—	119,275		119,275

Total current	$(94,000)	$274,275		$180,275

	Non-Current
Net Operating loss carryover		—	$788,000	$788,000
Tax/book basis of software costs	$	(987,000)	—	$(987,000)

Total non-current	$	(987,000)	$788,000	$(199,000)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. Income taxes (continued)

The Company’s wholly owned subsidiary, Percipia, has approximately $2,393,000 in net operating loss carryforwards which expire beginning in 2021. The Tax Reform Act of 1986 imposed substantial restrictions on the utilization of net operating losses and tax credits in the event of an “ownership change”, as defined by the Internal Revenue Code. Federal and state net operating losses are subject to limitations as a result of these restrictions. As stated in Note 16, the Company is in the process of a potential change in ownership that may exceed 50%. As a result, the Company’s ability to utilize its net operating losses against future income may be significantly reduces.

12. Stock options

At the annual meeting of shareholders held on January 24, 2000, the shareholders approved the cancellation of the stock option plan, previously adopted by the shareholders at the January 1998 shareholders meeting, and, in its place, approved an aggregate of 400,000 shares of the Company’s unissued common stock to be reserved for issuance to key employees as non-qualified stock options. The option price, numbers of shares and grant date are determined at the discretion of the Company’s board of directors.

During the fiscal year ended September 30, 2001, options to purchase 235,000 shares at $2.25 per share were issued to key employees of the Company. Options for 79,800 shares were exercisable beginning in the second year of the option period and 77,600 shares in each of the third and fourth years. The options granted shall be exercisable up to and including five years from the date of grant.

During the fiscal year ended September 30, 2002, options to purchase 40,000 shares at $2.25 per share were issued to key employees of the Company. Options for 13,600 shares were exercisable beginning in the second year of the option period and 13,200 shares in each of the third and fourth years. The options granted shall be exercisable up to and including five years from the date of grant.

During the fiscal year ended September 30, 2003, 45,600 stock options were exercised for $2.25 per share. No options were granted during 2003.

During the fiscal year ended September 30, 2004, 78,450 stock options were exercised for $2.25 per share. No options were granted during 2004.

On November 6, 2003, the Company’s majority shareholder sold 1,994,000 common shares to an unrelated third party, whereby the new shareholder obtained ownership of approximately 53% of the Company. Due to the majority change in ownership, all of the Company’s outstanding stock options became fully vested and exercisable on that date.

Stock options activity for the years ended September 2004 and 2003 are as follows:

	2004		2003
		Weighted		Weighted
	Number	Average	Number	Average
	of Shares	Exercise Price	of Shares	Exercise Price
Balances, beginning of year	224,400	$2.25	270,000	$2.25
Exercised	$ (78,450)	$2.25	$ (45,600)	$2.25

Balances, end of year	145,950		224,400

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. Stock options (continued)

Stock options outstanding and exercisable at September 30, 2004 are as follows:

	Options Outstanding		Options Exercisable
		Weighted	Weighted
Exercise	Number	Average	Average	Number
Price	Outstanding	Remaining Life	Exercise Price	Exercisable
$2.25	145,950	1.00	$2.25	145,950

The Company has elected to follow APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, “Accounting for Stock-Based Compensation,” requires use of highly subjective assumptions in option valuation models. Under APB No. 25, the exercise price of the Company’s employee stock options are not materially less than fair market price of the shares at the date of grant, therefore no compensation expense is recognized in the financial statements. Pro forma information regarding net income and earnings per share, determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123, is required by that statement.

Options granted during 2002 and 2001 were valued at the date of the grant using the Black-Scholes option pricing model.

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. The Company’s employee stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. It is management’s opinion that that existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

The amounts below represent the pro forma information calculated through use of the Black-Scholes model. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.

	2004	2003
Pro forma net income	$993,162	$651,314

Pro forma net income per share:
Basic	$0.26	$0.18
Diluted	$0.25	$0.17

13. Employee benefits

The Company has a profit sharing and 401(k) Plan. Under the Plan, eligible employees may contribute up to 15% of their annual compensation. The Company may contribute to the Plan at the discretion of the Board of Directors. During the years ended September 30, 2004 and 2003, the Company contributed $32,000 each year, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. Earnings per share

Basic net income per share is computed using the weighted average number of shares outstanding during the period. Diluted net income per share uses the weighted average of shares outstanding during the period pluse the additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The Company’s dilutive potential common shares are for the stock options described in Note 12.

Outstanding share information is as follows for the years ended September 30:

	2004	2003
Weighted average common shares outstanding (basic)	3,830,487	3,701,829

Effect of options	88,640	49,208

Weighted average common shares outstanding (diluted)	3,919,127	3,751,037

15. Segment and geographic information

The Company manages its business and has segregated its activities into two business segments, the design, manufacture and sale of high frequency voice and data transmission equipment and the sale, installation and maintenance of telephone communication systems.

Certain financial information for each segment is provided below as of September 30:

	2004	2003
Net revenues:
Transmission equipment	$8,227,359	$5,910,739
Telephone systems	1,658,016	—

Total net revenues	$9,885,375	$5,910,739

Operating income (loss):
Transmission equipment	$1,215,996	$847,402
Telephone systems	236,578	—

Total operating income (loss)	$1,452,574	$847,402

Identifiable property pland and equipment:
Transmission equipment	$563,827	$681,095
Telephone systems	139,554	—

Total identifiable property plant and equipment	$703,381	$681,095

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15. Segment and geographic information (continued)

Sales by geographic area, and to U.S. and foreign governmental agencies for the years ended September 30 were as follows:

	2004	2003
Geographic area:
United States	$6,058,549	$5,233,357
Egypt	1,700,000	—
Spain	776,944	—
Canada	259,237	2,291
Malaysia	230,782	242,473
Other	859,863	432,618

	$9,885,375	$5,910,739

Sales to U.S. governmental agencies	$1,428,897	$1,042,673

Sales to foreign governmental agencies	$11,412	$221,935

16. Subsequent event

On November 17, 2004, the Company announced that it had entered into an agreement with an investment group to invest $15 million in the Company in exchange for three million newly issued common shares at a price of $5.00 per share and warrants to purchase an additional six million shares at exercise prices of $6.00 per share and $7.00 per share. Such warrants will be immediately exercisable upon closing and will expire at three and five years, respectively. If the investment group exercises all of its warrants, its total investment including the initial investment in the Company, would be $54 million. In addition, the investment group will have an option to invest up to an additional $10 million in the Company at $5.00 per share, with corresponding warrants in the same ratios as above, at the time of closing.

The transaction is expected to be completed in early 2005.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

ITEM 8A. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures. The term “disclosure controls and procedures” is defined in Rule 13a – 15(e) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of September 30, 2004, that our disclosure controls and procedures are effective for recording, processing, summarizing and timely reporting the information we are required to disclose in our reports filed under the Exchange Act.

(b)	Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting during the fiscal year ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Except as set forth below, the information required by this Item 9 is incorporated by reference to the definitive proxy statement to be filed in connection with the Company’s Annual Meeting scheduled for February 4, 2005.

Executive Officers

			Family
Name	Age	Position Held	Relationship
James E. Laurent	68	Vice President/ Marketing Since 1988 President, Chief Executive Officer and Director Since 2000	None

Synnott B. Durham	63	Cost Manager 1979 to 1993 Treasurer, Chief Financial Officer Since 1994	None

Henry A. Budde	52	Chief Engineer Since 1994 Vice President /Operations Since 2000	None

ITEM 10. EXECUTIVE COMPENSATION

Incorporated by reference to the definitive proxy statement to be filed in connection with the Company’s Annual Meeting scheduled for February 4, 2005.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference to the definitive proxy statement to be filed in connection with the Company’s Annual Meeting scheduled for February 4, 2005.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not Applicable

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

(a)1.	Financial Statements filed as a part of the Form 10-KSB Consolidated Balance Sheets as of September 30, 2004 and 2003	Page 15-16

	Statements of Consolidated Income for each of the two years in the period ended September 30, 2004	Page 17

	Statements of stockholders’ equity for each of the two years in the period ended September 30, 2004	Page 18

	Consolidated Statements of Cash Flows for each of the two years in the period ended September 30, 2004	Page 19

	Notes to Consolidated Financial Statements	Pages 20-32

(a) 2.	Financial Statement Schedules filed as part of the Form 10-KSB:

	Report on Financial Statements Schedules of Independent Public Accountants	Page 14

Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

Separate financial statements of the Company are omitted because of the absence of the conditions under which they are required.

(a)3. Exhibits

Exhibit	Exhibit Description
No.
2
Stock Purchase Agreement, dated as of August 6, 2004, by and among Sunair Electronics, Inc, Michael Herman and Kesavan Haridas (incorporated by reference to the Current Report on Form 8-K dated August 6, 2004)

10.1	2000 Stock Option Plan (incorporated by reference to the definitive proxy statement filed with the SEC on December 28, 2000)*

10.2	Amendment to 2000 Stock Option Plan (incorporated by reference to the Form S-8 filed with the SEC on July 17, 2003)*

23	Consent of Berenfeld Spritzer Schechter & Sheer

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management Compensatory Plan

(b)	Reports on Form 8-K

On July 28, 2004, the Company filed a Form 8-K disclosing information under Item 12.

On August 6, 2004, the Company filed a Form 8-K disclosing information under Items 2 and 7.

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference to the definitive proxy statement to be filed in connection with the Company’s Annual Meeting scheduled for February 4, 2005.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNAIR ELECTRONICS, INC.	Date January 13, 2005

By	/s/ James E. Laurent

James E. Laurent
Director, President and Principal Executive Officer

By	/s/ Synnott B. Durham

Synnott B. Durham
Treasurer and Chief Financial Officer

By	/s/ Michael D. Herman

Michael Herman
Director

By	/s/ Arnold Heggestad

Arnold Heggestad, PHD
Director

By	/s/ Steven P. Oppenheim

Steven P. Oppenheim
Director

By	/s/ Gerard Laheney

Gerary Laheney
Director