Form 10QSB
period 2004-12-31
SUNAIR ELECTRONICS INC
filed 2005-02-14
CIK 95366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number I-4334

SUNAIR ELECTRONICS, INC.

(EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

FLORIDA	59-0780772

(STATE OR OTHER JURISDICTION OF	(I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)	IDENTIFICATION NO.)

3005 SW THIRD AVE., FT. LAUDERDALE, FL.	33315

(ADDRESS OR PRINCIPAL EXECUTIVE OFFICE)	(ZIP CODE)

ISSUER’S TELEPHONE NUMBER (INCLUDING AREA CODE)	(954) 525-1505

NONE

(FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST REPORT)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐

Registrant’s common stock - par value 10 cents, outstanding as of February 14, 2005, - 9,014,870 shares.

Transitional Small Business Disclosure format. Yes ☐ No ☑

SUNAIR ELECTRONICS, INC. AND SUBSIDIARY

- i -

PART I. FINANCIAL INFORMATION

SUNAIR ELECTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

ASSETS

	12/31/04	9/30/04
CURRENT ASSETS:

Cash and cash equivalents	$4,452,364	$3,872,224
Accounts receivable, net	2,089,945	3,080,875
Interest receivable	4,177	108,013
Inventories	6,901,200	7,258,955
Investments	—	2,913,601
Deferred tax asset	61,200	180,725
Prepaid and other current assets	903,177	315,469

Total Current Assets	14,412,063	17,729,862

NOTE RECEIVABLE	405,590	405,590

PROPERTY, PLANT, AND EQUIPMENT, net	675,982	703,381

OTHER ASSETS

Software costs, net	4,007,235	3,955,513
Goodwill	852,683	852,683

Total Other Asset	4,859,918	4,808,196

TOTAL ASSETS	$20,353,553	$23,647,029

The accompanying notes are an integral part of these financial statements

PART I. FINANCIAL INFORMATION

SUNAIR ELECTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	12/31/04	9/30/04
CURRENT LIABILITIES:

Accounts payable	$1,236,853	$1,501,864
Accrued expenses	1,042,404	1,186,250
Bank lines of credit	47,000	2,047,000
Unearned revenues	224,197	115,857
Loan from shareholder	22,800	22,800
Notes payable	28,080	33,585
Income taxes payable	243,206	212,688
Payable in connection with acquisition of Telecom FM	0	1,500,000

Total Current Liabilities	2,844,540	6,620,044

DEFERRED TAX LIABILITY	222,824	199,000

STOCKHOLDERS’ EQUITY:

Preferred stock, no par value, 2,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.10 par value, 25,000,000 shares authorized, 4,014,870, and 4,006,620 shares issued and outstanding at December 31, 2004 and September 30, 2004, respectively	401,487	400,662
Additional paid-in-capital	3,869,844	3,852,106
Retained earnings	12,947,622	12,575,217
Translation adjustment	67,236	—

Total Stockholders’ Equity	17,286,189	16,827,985

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$20,353,553	$23,647,029

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

	THREE MONTHS ENDED
	12/31/04	12/31/03
SALES	$5,093,988	$1,314,574

COST OF SALES	2,800,799	698,249

GROSS PROFIT	2,293,189	616,325

SELLING GENERAL AND ADMINISTRATIVE EXPENSES	1,790,515	486,551

INCOME FROM OPERATIONS	502,674	129,774

OTHER INCOME:

Interest income	35,776	62,432
Interest expense	(19,882)	—
Other expense	(6,846)	(1,167)

Total Other Income	9,048	61,265

INCOME BEFORE (PROVISION) FOR INCOME TAXES	511,722	191,039

(PROVISION) FOR INCOME TAXES	(139,317)	(18,500)

NET INCOME	$372,405	$172,539

NET INCOME PER COMMON SHARE:

BASIC	$0.09	$0.05

DILUTED	$0.09	$0.04

WEIGHTED AVERAGE SHARES OUTSTANDING:

BASIC	4,008,055	3,764,966

DILUTED	4,105,592	3,857,433

The accompanying notes are an integral part of these financial statements

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(UNAUDITED)

	THREE MONTHS ENDED
	12/31/04	12/31/03
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$372,405	$172,539
Adjustments to reconcile net income to net cash (Used In) provided by operating activities:
Depreciation	52,850	39,465
Amortization	79,719	7,168
Deferred taxes	143,349	—
Translation adjustment	67,236	—
Inventories reserve	25,493	—
(Increase) decrease in Assets:
Accounts receivable	990,930	1,221,360
Interest receivable	103,836	(49,158)
Inventories	332,262	(95,026)
Prepaid and other current assets	(587,708)	(19,093)
Increase (decrease) in Liabilities:
Accounts payable and accrued expenses	(408,857)	(230,123)
Unearned revenue	108,340	—
Income taxes payable	30,518	(289,500)

Net Cash Provided By Operating Activities	1,310,373	757,632

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property, plant, and equipment	(32,619)	(11,261)
Proceeds from sale of held-to-maturity investment	2,913,601	—
Software development costs	(124,273)	—
Cash paid for acquisition of Telecom FM	(1,500,000)	—
Purchases of investments	—	(499,398)

Net Cash Provided By (Used In) Investing Activities	1,256,709	(510,659)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from exercise of stock options	18,563	140,287
Repayment of line of credit	(2,000,000)	—
Repayment of notes payable	(5,505)	—

Net Cash (Used In) Provided By Financing Activities	(1,986,942)	140,287

NET INCREASE IN CASH AND CASH EQUIVALENTS	580,140	387,260

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3,872,224	1,022,175

CASH AND CASH EQUIVALENTS, END OF YEAR	$4,452,364	$1,409,435

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for income taxes	$125,000	$308,000

Cash paid during the year for interest	$18,930	$—

The accompanying notes are an integral part of these financial statements

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.	BASIS OF CONSOLIDATED FINANCIAL STATEMENT PRESENTATION

THE ACCOMPANYING UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS HAVE BEEN PREPARED BY THE COMPANY PURSUANT TO THE RULES AND REGULATIONS OF THE SECURITIES AND EXCHANGE COMMISSION AND IN ACCORDANCE WITH THE INSTRUCTIONS TO FORM 10-QSB AND DO NOT INCLUDE ALL THE INFORMATION AND FOOTNOTE DISCLOSURES NORMALLY INCLUDED IN CONSOLIDATED FINANCIAL STATEMENTS PREPARED IN ACCORDANCE WITH ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE UNITED STATES OF AMERICA. THE INFORMATION FURNISHED IN THE INTERIM FINANCIAL STATEMENTS INCLUDES NORMAL RECURRING ADJUSTMENTS AND REFLECTS ALL ADJUSTMENTS, WHICH, IN THE OPINION OF MANAGEMENT, ARE NECESSARY FOR A FAIR PRESENTATION OF SUCH FINANCIAL STATEMENTS. FOR FURTHER INFORMATION REFER TO THE CONSOLIDATED FINANCIAL STATEMENTS AND FOOTNOTES THERETO INCLUDED IN THE COMPANY’S MOST RECENT AUDITED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED IN ITS SEPTEMBER 30, 2004 ANNUAL REPORT ON FORM 10-KSB. OPERATING RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 2004 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS THAT MAY BE EXPECTED FOR THE YEAR ENDING SEPTEMBER 30, 2005.

2.	SIGNIFICANT ACCOUNTING POLICIES

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

INVENTORIES
INVENTORIES, WHICH CONSIST OF RAW MATERIALS, WORK-IN-PROCESS, AND FINISHED GOODS, ARE STATED AT THE LOWER OF COST OR MARKET VALUE, COST BEING DETERMINED USING THE FIRST IN, FIRST OUT METHOD. FIXED AND VARIABLE MANUFACTURING COSTS AND OVERHEAD ARE INCLUDED IN THE CARRYING VALUES OF FINISHED GOODS AND WORK-IN-PROCESS. THE COMPANY RECORDS RESERVES FOR INVENTORY SHRINKAGE AND OBSOLESCENCE, WHEN CONSIDERED NECESSARY. FOR THE THREE MONTHS ENDED DECEMBER 31, 2004 INVENTORY SHRINKAGE AND OBSOLESCENCE RESERVES INCREASED $25,493.

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

IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF
THE COMPANY REVIEWS LONG-LIVED ASSETS FOR IMPAIRMENT WHENEVER EVENTS OR CHANGES IN CIRCUMSTANCES INDICATE THAT THE CARRYING AMOUNT OF AN ASSET MAY NOT BE RECOVERABLE. RECOVERABILITY OF ASSETS TO BE HELD AND USED IS MEASURED BY A COMPARISON OF THE CARRYING AMOUNT OF AN ASSET TO FUTURE UNDISCOUNTED CASH FLOWS EXPECTED TO BE GENERATED BY THE ASSET. IF SUCH ASSETS ARE CONSIDERED TO BE IMPAIRED, THE IMPAIRMENT TO BE RECOGNIZED IS MEASURED BY THE AMOUNT BY WHICH THE ASSETS EXCEEDS THE FAIR VALUE. ASSETS TO BE DISPOSED OF ARE REPORTED AT THE LOWER OF THE CARRYING AMOUNT OR FAIR VALUE LESS COSTS TO SELL. THERE WERE NO ASSETS IMPAIRED DURING THE FIRST QUARTER ENDED DECEMBER 31, 2004.

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

3.	ACQUISITIONS

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

PRO-FORMA RESULTS OF OPERATIONS

THE FOLLOWING SETS FORTH THE COMPANY’S RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2004 AS IF THE ACQUISITIONS HAD TAKEN PLACE ON OCTOBER 1, 2003.

	THREE MONTHS ENDED DECEMBER 31,
	2004	2003
REVENUES	$5,093,988		$2,776,462

NET INCOME	$372,405	$	(92,522)

EARNINGS PER SHARE
BASIC	$0.09	$	(0.02)
DILUTED	$0.09	$	(0.02)

4.	INVENTORIES

INVENTORIES CONSIST OF THE FOLLOWING

	12/31/04	9/30/04
MATERIALS	$1,882,287	$1,565,463
WORK IN PROGRESS	3,485,251	4,117,503
FINISHED GOODS	1,533,662	1,575,989

	$6,901,200	$7,258,955

5.	EARNINGS PER COMMON SHARE –

BASIC EARNINGS PER SHARE AMOUNTS ARE COMPUTED BY DIVIDING THE NET INCOME BY THE WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING. DILUTED EARNINGS PER SHARE AMOUNTS ARE COMPUTED BY DIVIDING NET INCOME BY THE WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK, COMMON STOCK EQUIVALENTS, AND STOCK OPTIONS OUTSTANDING DURING THE PERIOD.

6.	PREFERRED STOCK:

AT DECEMBER 31, 2004, THE COMPANY HAD 800,000 AUTHORIZED SHARES OF PREFERRED STOCK, NO PAR VALUE, THAT MAY BE ISSUED AT SUCH TERMS AND PROVISIONS AS DETERMINED BY THE BOARD OF DIRECTORS. NONE ARE OUTSTANDING.

7.	STOCK OPTIONS:

AT THE FISCAL YEAR ENDED SEPTEMBER 30, 2004, OPTIONS TO PURCHASE 270,000 SHARES AT $2.25 PER SHARE HAD BEEN ISSUED TO KEY EMPLOYEES OF THE COMPANY. ON NOVEMBER 6, 2003, THE COMPANY’S MAJORITY SHAREHOLDER SOLD 1,994,000 COMMON SHARES TO AN UNRELATED THIRD PARTY, WHEREBY THE NEW SHAREHOLDER OWNED APPROXIMATELY 53% OF THE COMPANY. DUE TO THE MAJORITY CHANGE IN OWNERSHIP, ALL OF THE COMPANY’S OUTSTANDING STOCK OPTIONS BECAME FULLY VESTED AND EXERCISABLE ON NOVEMBER 6, 2003. 45,600 STOCK OPTIONS WERE EXERCISED IN FISCAL 2003 AND 78,450 STOCK OPTIONS WERE EXERCISED IN FISCAL 2004. 8,250 STOCK OPTIONS WERE EXERCISED IN THE FIRST QUARTER OF 2005. 137,700 STOCK OPTIONS ARE CURRENTLY EXERCISABLE. THE OPTIONS GRANTED SHALL BE EXERCISABLE UP TO AND INCLUDING FIVE YEARS FROM THE DATE OF GRANT.

8.	RECENT ACCOUNTING PRONOUNCEMENTS:

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

IN DECEMBER 2004, THE FASB ISSUED FASB NO. 123 “ACCOUNTING FOR STOCK-BASED COMPENSATION – REVISED”

PUBLIC ENTITIES WITH STOCK OPTIONS

IN DECEMBER 2004, THE FASB ISSUED SFAS NO. 123R, “ACCOUNTING FOR STOCK-BASED COMPENSATION”. THIS STATEMENT IS A REVISION TO SFAS NO. 123, “ACCOUNTING FOR STOCK-BASED COMPENSATION” AND SUPERSEDES APB OPINION NO. 25, “ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES.” THIS STATEMENT REQUIRES A PUBLIC ENTITY TO MEASURE THE COST OF EMPLOYEE SERVICES RECEIVED IN EXCHANGE FOR AN AWARD OF EQUITY INSTRUMENTS BASED ON THE GRANT-DATE FAIR VALUE OF THE AWARD (WITH LIMITED EXCEPTIONS). THAT COST WILL BE RECOGNIZED OVER THE PERIOD DURING WHICH AN EMPLOYEE IS REQUIRED TO PROVIDE SERVICE, THE REQUISITE SERVICE PERIOD (USUALLY THE VESTING PERIOD). THE GRANT-DATE FAIR VALUE OF EMPLOYEE SHARE OPTIONS AND SIMILAR INSTRUMENTS WILL BE ESTIMATED USING OPTION-PRICING MODELS.

IN ADDITION, A PUBLIC ENTITY IS REQUIRED TO MEASURE THE COST OF EMPLOYEE SERVICES RECEIVED IN EXCHANGE FOR AN AWARD OF LIABILITY INSTRUMENTS BASED ON ITS CURRENT FAIR VALUE. THE FAIR VALUE OF THAT AWARD WILL BE REMEASURED SUBSEQUENTLY AT EACH REPORTING DATE THROUGH THE SETTLEMENT DATE. CHANGES IN FAIR VALUE DURING THE REQUISITE SERVICE PERIOD WILL BE RECOGNIZED AS COMPENSATION COST OVER THAT PERIOD.

FOR PUBLIC ENTITIES THAT DO NOT FILE AS SMALL BUSINESS ISSUERS, THIS STATEMENT IS EFFECTIVE AS OF THE BEGINNING OF THE FIRST INTERIM OR ANNUAL REPORTING PERIOD THAT BEGINS AFTER JUNE 15, 2005.

FOR PUBLIC ENTITIES THAT FILE AS SMALL BUSINESS ISSUERS, THIS STATEMENT IS EFFECTIVE AS OF THE BEGINNING OF THE FIRST INTERIM OR ANNUAL REPORTING PERIOD THAT BEGINS AFTER DECEMBER 15, 2005.

AT THE REQUIRED EFFECTIVE DATE, ALL PUBLIC ENTITIES THAT USED THE FAIR VALUE BASED METHOD FOR EITHER RECOGNITION OR DISCLOSURE UNDER STATEMENT 123 ARE REQUIRED TO APPLY THIS STATEMENT USING A MODIFIED VERSION OF PROSPECTIVE APPLICATION. UNDER THAT TRANSITION METHOD, COMPENSATION COST IS RECOGNIZED ON OR AFTER THE REQUIRED EFFECTIVE DATE FOR THE PORTION OF OUTSTANDING AWARDS FOR WHICH THE REQUISITE SERVICE HAS NOT YET BEEN RENDERED, BASED ON THE GRANT-DATE FAIR VALUE OF THOSE AWARDS CALCULATED UNDER STATEMENT 123 FOR EITHER RECOGNITION OR PRO-FORMA DISCLOSURES. FOR PERIODS BEFORE THE REQUIRED EFFECTIVE DATE, THOSE ENTITIES MAY ELECT TO APPLY THE MODIFIED VERSION OF RETROSPECTIVE APPLICATION UNDER WHICH FINANCIAL STATEMENTS FOR PRIOR PERIODS ARE ADJUSTED ON A BASIS CONSISTENT WITH THE PRO FORMA DISCLOSURES REQUIRED FOR THOSE PERIODS BY STATEMENT 123. THE COMPANY HAS NOT YET DETERMINED WHICH METHODOLOGY IT WILL ADOPT BUT BELIEVES THAT THE IMPACT THAT THE ADOPTION OF SFAS NO. 123R WILL HAVE ON ITS FINANCIAL POSITION OR RESULTS OF OPERATIONS WILL APPROXIMATE THE MAGNITUDE OF THE STOCK-BASED EMPLOYEE COMPENSATION COST PURSUANT TO THE DISCLOSURE REQUIREMENTS OF SFAS NO. 148.

EITF 03-11, “REPORTING GAINS AND LOSSES ON DERIVATIVE INSTRUMENTS THAT ARE SUBJECT TO FASB STATEMENT NO. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, AND NOT HELD FOR TRADING PURPOSES”.

IN JULY 2003, THE EITF REACHED A CONSENSUS THAT ALL GAINS AND LOSSES (REALIZED AND UNREALIZED) ON DERIVATIVE INSTRUMENTS WITHIN THE SCOPE OF SFAS 133 SHOULD BE SHOWN NET IN THE INCOME STATEMENT, WHETHER OR NOT SETTLED PHYSICALLY, IF THE DERIVATIVE INSTRUMENTS ARE HELD FOR TRADING PURPOSES. HOWEVER, THE EITF RECOGNIZED THAT THERE MAY BE CONTRACTS WITHIN THE SCOPE OF SFAS 133 CONSIDERED NOT HELD FOR TRADING PURPOSES THAT WARRANT FURTHER CONSIDERATION AS TO THE APPROPRIATE INCOME STATEMENT CLASSIFICATION OF THE GAINS AND LOSSES. IN EITF 03 11, THE EITF CLARIFIED CERTAIN CRITERIA TO USE IN DETERMINING WHETHER GAINS AND LOSSES RELATED TO NON-TRADING DERIVATIVE INSTRUMENTS SHOULD BE SHOWN NET IN THE INCOME STATEMENT. THE ADOPTION OF EITF 03-11 DID NOT HAVE A MATERIAL EFFECT ON THE COMPANY’S FINANCIAL POSITION, RESULTS OF OPERATIONS OR CASH FLOWS.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION:

SOME OF THE STATEMENTS IN THIS QUARTERLY REPORT, INCLUDING THOSE THAT CONTAIN THE WORDS “ANTICIPATE,” “BELIEVE,” “PLAN,” “ESTIMATE,” “EXPECT,” “SHOULD,” “INTEND” AND OTHER SIMILAR EXPRESSIONS, ARE “FORWARD-LOOKING STATEMENTS” WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THOSE FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE OUR ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OR THOSE OF OUR INDUSTRY TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY THOSE FORWARD-LOOKING STATEMENTS. AMONG THE FACTORS THAT COULD CAUSE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENT TO DIFFER MATERIALLY FROM THOSE DESCRIBED OR IMPLIED IN THE FORWARD-LOOKING STATEMENTS ARE GENERAL ECONOMIC CONDITIONS, COMPETITION, POTENTIAL TECHNOLOGY CHANGES, CHANGES IN OR THE LACK OF ANTICIPATED CHANGES IN THE REGULATORY ENVIRONMENT IN VARIOUS COUNTRIES, THE RISKS INHERENT IN NEW PRODUCT AND SERVICE INTRODUCTIONS AND THE ENTRY INTO NEW GEOGRAPHIC MARKETS AND OTHER FACTORS INCLUDED IN OUR FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION (THE “SEC”). COPIES OF OUR SEC FILINGS ARE AVAILABLE FROM THE SEC OR MAY BE OBTAINED UPON REQUEST FROM US. WE DO NOT UNDERTAKE ANY OBLIGATION TO UPDATE THE INFORMATION CONTAINED HEREIN, WHICH SPEAKS ONLY AS OF THIS DATE.

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

OTHER MANUFACTURERS. WITH THE ACQUISITIONS OF PERCIPIA AND TELECOM, THE COMPANY NOW INSTALLS AND MAINTAINS TELEPHONY AND FIXED WIRELESS SYSTEMS.

PURSUANT TO THE PREVIOUSLY ANNOUNCED PURCHASE AGREEMENT DATED AS OF NOVEMBER 17, 2004 (THE “PURCHASE AGREEMENT”) BY AND BETWEEN THE COMPANY AND COCONUT PALM CAPITAL INVESTORS II, LTD., A FLORIDA LIMITED PARTNERSHIP (“COCONUT PALM”), ON FEBRUARY 9, 2005, COCONUT PALM COMPLETED ITS PURCHASE OF 5 MILLION UNITS. THE UNITS CONSIST OF 5 MILLION NEWLY ISSUED SHARES OF COMMON STOCK OF THE COMPANY AND WARRANTS TO PURCHASE AN ADDITIONAL 10 MILLION SHARES OF COMMON STOCK AT EXERCISE PRICES RANGING FROM $6.00 PER SHARE TO $7.00 PER SHARE. THE WARRANTS ARE IMMEDIATELY EXERCISABLE AND WILL EXPIRE AT TIMES OF THREE AND FIVE YEARS FROM CLOSING. THE AGGREGATE PURCHASE PRICE FOR THE UNITS WAS $25 MILLION. FOLLOWING THE CLOSING OF THE TRANSACTION, COCONUT PALM BENEFICIALLY OWNS 15 MILLION SHARES, OR 78.9%, OF THE COMMON STOCK OF THE COMPANY.

THE COMPANY INTENDS TO USE THE PROCEEDS FROM THE SALE OF THE UNITS TO FUND INITIAL ACQUISITIONS THAT HAVE OPERATIONS IN THE PEST AND TERMITE CONTROL SERVICES SECTOR AND TO FORM A NEW PEST AND TERMITE CONTROL SERVICES DIVISION. ULTIMATELY, THE COMPANY ANTICIPATES THAT WITH THE SALE OF THE UNITS AND THE FORMATION OF ITS NEW PEST AND TERMITE CONTROL SERVICES DIVISION, IT WILL NO LONGER OPERATE SOLELY THROUGH ITS TRADITIONAL BUSINESS SEGMENTS. FURTHERMORE, AS THE COMPANY IS ABLE TO GROW ITS NEW PEST AND TERMITE CONTROL SERVICES DIVISION THROUGH ACQUISITIONS AND, EVENTUALLY THROUGH INTERNAL ORGANIC GROWTH, IT IS CONTEMPLATED THAT THIS NEW SEGMENT WILL BECOME THE COMPANY’S DOMINANT OPERATION. ACCORDINGLY, IF THE COMPANY IS SUCCESSFUL IN IMPLEMENTING THIS STRATEGY, IT WILL REPRESENT A FUNDAMENTAL SHIFT IN THE NATURE OF THE COMPANY’S BUSINESS.

IN CONNECTION WITH THIS CHANGE IN BUSINESS STRATEGY, AND IN ACCORDANCE WITH THE PURCHASE AGREEMENT, THE COMPANY ALSO AGREED TO USE ITS BEST EFFORTS TO ENTER INTO A DEFINITIVE AGREEMENT AS SOON AS PRACTICABLE TO DIVEST ITSELF OF CERTAIN NON-CORE ASSETS ACQUIRED IN CONNECTION WITH THE COMPANY’S PURCHASE OF: (I) PERCIPIA; AND (II) THE ASSETS OF TELECOM, AT A PURCHASE PRICE EQUAL TO THE AMOUNT THE COMPANY PAID FOR SUCH ASSETS PLUS THE AMOUNT OF ANY INTERCOMPANY DEBT INCURRED AND ADVANCES MADE IN CONNECTION WITH SUCH PURCHASES.

LIQUIDITY:

FOR THE QUARTER ENDED DECEMBER 31, 2004, THE COMPANY HAD POSITIVE CASH FLOW FROM OPERATIONS OF $1,310,373 DUE TO REDUCTIONS IN ACCOUNTS RECEIVABLE AND REDUCTIONS IN INVENTORIES FOR SHIPMENTS MADE FROM INVENTORY PURCHASED IN PRIOR PERIODS. ACCOUNTS RECEIVABLE DECREASED ON PAYMENTS AGAINST LARGE SHIPMENTS MADE TOWARD 2004 FISCAL YEAR END.

CASH FLOWS USED BY INVESTING ACTIVITIES FOR THE QUARTER ENDED DECEMBER 31, 2004 WERE $1,256,709 PROVIDED BY PROCEEDS FROM SALE OF HELD-TO-MATURITY INVESTMENTS LESS AMOUNTS PAID FOR PURCHASE OF PROPERTY, PLANT, AND EQUIPMENT, SOFTWARE DEVELOPMENT AND CASH PAID FOR THE ACQUISITION OF THE ASSETS OF TELECOM FM.

CASH FLOWS USED IN FINANCING ACTIVITIES FOR THE QUARTER ENDED DECEMBER 31, 2004 WERE $1,986,942 WHICH CONSISTED OF REPAYMENT OF THE LINE OF CREDIT AND PAYDOWN OF NOTES PAYABLE, LESS PROCEEDS FROM EXERCISE OF STOCK OPTIONS.

DURING THE FIRST QUARTER OF FISCAL 2005, THE COMPANY HAD SHORT TERM INVESTMENTS AND CASH OR CASH EQUIVALENTS MORE THAN ADEQUATE TO COVER KNOWN REQUIREMENTS, UNFORESEEN EVENTS OR UNCERTAINTIES THAT MIGHT OCCUR. THE COMPANY’S KNOWN REQUIREMENTS CONSIST OF NORMAL OPERATING EXPENSES. DURING THIS THREE MONTH PERIOD, CASH AND CASH EQUIVALENTS HAD AN AVERAGE BALANCE OF

$4,089,732 AS OPPOSED TO AN AVERAGE BALANCE OF $1,788,000 FOR THE TWELVE MONTHS ENDED SEPTEMBER 30, 2004. CASH EQUIVALENTS ARE MONEY MARKET FUNDS THAT ARE READILY AVAILABLE FOR IMMEDIATE USE SHOULD THE OCCASION ARISE. IT IS ANTICIPATED THAT THE COMPANY WILL REMAIN AS LIQUID DURING 2005. THE CURRENT RATIO OF THE COMPANY AS OF DECEMBER 31, 2004 WAS 5.1 COMPARED TO 2.6 AS OF SEPTEMBER 30, 2004.

THE COMPANY RECORDS RESERVES FOR INVENTORY SHRINKAGE AND OBSOLENSCENCE, WHEN CONSIDERED NECESSARY. FOR THE QUARTER JUST ENDED, INVENTORY SHRINKAGE AND OBSOLENSCENCE RESERVES INCREASED $25,493 DUE TO EXPECTED INVENTORY SHRINKAGE. ACCOUNTS RECEIVABLE CONSIST OF BALANCES DUE FROM SALES. THE COMPANY MONITORS ACCOUNTS RECEIVABLES AND PROVIDES ALLOWANCES WHEN CONSIDERED NECESSARY. AS OF DECEMBER 31, 2004, THE COMPANY HAD AN ALLOWANCE OF $48,485.

NON CASH INTERIM RESERVES ARE MAINTAINED TO COVER ITEMS SUCH AS WARRANTY REPAIRS IN PROCESS AND OTHER CHARGES THAT MAY BE IN DISPUTE.

CAPITAL RESOURCES:
__________________

DURING THE FIRST THREE MONTHS OF FISCAL 2005, $32,619 WAS SPENT FOR CAPITAL ASSETS. THESE FUNDS WERE PRIMARILY USED FOR NEW COMPUTER HARDWARE. $124,273 WAS SPENT FOR SOFTWARE DEVELOPMENT COSTS. NO EXPENDITURES ARE COMTEMPLATED FOR PLANT EXPANSION OR EXTENSIVE MAINTENANCE IN FISCAL 2005. THE COMPANY HAS NO LONG TERM DEBT AND NONE IS CONTEMPLATED, EXCEPT THE COMPANY MAY INCUR DEBT TO FINANCE ACQUISITIONS ALTHOUGH THERE ARE CURRENTLY NO AGREEMENTS OR PROPOSALS IN CONNECTION WITH ANY ACQUISITIONS. LIABILITIES CONSIST OF CURRENT ACCOUNTS PAYABLE, ACCRUED EXPENSES RELATED TO THE CURRENT ACCOUNTING PERIOD, AND THE CURRENT AND LONG TERM PORTION OF INCOME TAXES PAYABLE.

RESULTS OF OPERATIONS:
______________________

FIRST QUARTER OF FISCAL YEAR ENDED 2005 COMPARED TO FIRST QUARTER OF FISCAL YEAR ENDED 2004.

DURING THE FIRST QUARTER ENDED DECEMBER 31, 2004 OF THE CURRENT FISCAL YEAR, SALES OF $5,093,988 WERE UP 287.5% OR $3,779,414 FROM THE SAME QUARTER ONE YEAR AGO DUE TO INCREASED SHIPMENTS ON ORDERS RECEIVED FROM ONE OEM CUSTOMER IN THE FOURTH QUARTER OF FISCAL 2004 AND THE ADDED REVENUES PRODUCED BY THE TWO SUBSIDIARIES ACQUIRED IN THE FOURTH QUARTER OF FISCAL YEAR ENDED SEPTEMBER 30, 2004. BACKLOG OF $6,537,000 OF HF RADIO PRODUCTS WAS HIGHER AT DECEMBER 31, 2004 COMPARED TO $5,132,000 AT DECEMBER 31, 2003.

COST OF SALES WAS SLIGHTLY HIGHER AT 55.0% OF SALES IN THE FIRST QUARTER OF FISCAL 2005 AS COMPARED TO 53.1% OF SALES FOR THE SAME PERIOD ONE YEAR AGO DUE TO THE PRODUCT MIX. INVENTORIES DECREASED 4.9% OR $357,755 FOR THE FIRST QUARTER OF FISCAL 2005 DUE TO INCREASED SHIPMENTS AGAINST ORDERS RECEIVED IN THE FOURTH QUARTER OF FISCAL 2004. THE COMPANY CONTINUES ITS EFFORTS TO REDUCE INVENTORIES TO LOWER LEVELS.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES INCREASED 268.0% OR $1,303,964 DUE TO INCREASED OVERHEADS ASSOCIATED WITH THE ACQUISITION OF PERCIPIA AND TELECOM FM. EXPENSES CONTINUE TO BE INCURRED FOR EXPANDED MARKET EXPOSURE.

INTEREST INCOME DECREASED $26,656 DUE TO THE REDEMPTION OF THE PEFCO NOTES IN THE FIRST QUARTER OF FISCAL 2005. INTEREST EXPENSE WAS INCURRED ON A $2,000,000 BANK LINE OF CREDIT. OTHER EXPENSES INCURRED DUE TO A LOSS ON THE REDEMPTION OF THE PEFCO NOTE.

MARKETING EFFORT CONTINUES TO FOLLOW UP ON OPPORTUNITIES IN THE MIDDLE EAST, ASIA, NORTH AFRICA, AND INDIA. MAJOR SYSTEMS PROJECTS ARE BEING PURSUED AND PROGRESS IS SHOWING STRONG ORDER CHANCES IN INDIA AND A PERSIAN GULF COUNTRY. BOTH OF THESE MAJOR OPPORTUNITIES BRING SYSTEM INTEGRATION REQUIREMENTS WHICH MATCH OUR FOCUSED GROWTH AREA OF THE RADIO COMMUNICATIONS GROUP. FORECASTS ARE PROMISING IN THE NEW SOFTWARE AND WIRELESS TELECOMMUNICATIONS AREAS AS WELL. SUNAIR ELECTRONICS HAS RECEIVED ORDERS FOR HF RADIO SYSTEMS TO BE INSTALLED ON SIX NEW CONSTRUCTION PATROL BOATS BEING BUILT UNDER A U.S. FOREIGN MILITARY SALES (FMS) CONTRACT. ANOTHER SIX PATROL BOAT OPTIONS ARE SCHEDULED IN THE FUTURE. DELIVERIES UNDER THE PREVIOUSLY ANNOUNCED U.S. COAST GUARD ORDERS ARE EXPECTED TO CONTINUE THROUGH MOST OF FISCAL YEAR 2005.

ITEM 3. CONTROLS AND PROCEDURES

(A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. THE TERM “DISCLOSURE CONTROLS AND PROCEDURES” IS DEFINED IN RULE 13a — 15(e) OF THE SECURITIES EXCHANGE ACT OF 1934, OR THE EXCHANGE ACT. THIS TERM REFERS TO THE CONTROLS AND PROCEDURES OF A COMPANY THAT ARE DESIGNED TO ENSURE THAT INFORMATION REQUIRED TO BE DISCLOSED BY A COMPANY IN THE REPORTS THAT IT FILES UNDER THE EXCHANGE ACT IS RECORDED, PROCESSED, SUMMARIZED AND REPORTED WITHIN REQUIRED TIME PERIODS. OUR CHIEF EXECUTIVE OFFICER AND OUR CHIEF FINANCIAL OFFICER HAVE CONCLUDED, BASED ON THEIR EVALUATION AS OF DECEMBER 31, 2004, THAT OUR DISCLOSURE CONTROLS AND PROCEDURES ARE EFFECTIVE FOR RECORDING, PROCESSING, SUMMARIZING AND TIMELY REPORTING THE INFORMATION WE ARE REQUIRED TO DISCLOSE IN OUR REPORTS FILED UNDER THE EXCHANGE ACT.

(B) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. THERE HAVE BEEN NO CHANGES IN OUR INTERNAL CONTROL OVER FINANCIAL REPORTING DURING THE QUARTER ENDED DECEMBER 31, 2004 THAT HAVE MATERIALLY AFFECTED, OR ARE REASONABLY LIKELY TO MATERIALLY AFFECT, OUR INTERNAL CONTROL OVER FINANCIAL REPORTING.

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

NONE

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

NONE

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
NONE

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5.	OTHER INFORMATION

NONE

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(A)	EXHIBITS

2.1	PURCHASE AGREEMENT, DATED NOVEMBER 17, 2004, BY AND BETWEEN SUNAIR ELECTRONICS, INC., A FLORIDA CORPORATION, AND COCONUT PALM CAPITAL INVESTORS II, LTD., A FLORIDA LIMITED PARTNERSHIP (INCORPORATED BY REFERENCE TO THE FORM 8-K FILED WITH THE SEC ON NOVEMBER 17, 2004).

2.2	ASSET PURCHASE AGREEMENT BY AND AMONG SUNAIR COMMUNICATIONS, LIMITED, A PRIVATE LIMITED COMPANY INCORPORATED IN ENGLAND; TELECOM FM, LIMITED, A PRIVATE LIMITED COMPANY INCORPORATED IN ENGLAND; AND TFM GROUP LIMITED, A PRIVATE LIMITED COMPANY INCORPORATED IN ENGLAND AND THE SOLE SHAREHOLDER OF TELECOM FM, LIMITED (INCORPORATED BY REFERENCE TO THE FORM 8-K FILED WITH THE SEC ON OCTOBER 12, 2004).

31.1	CERTIFICATION BY CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

31.2	CERTIFICATION BY CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1	CERTIFICATION BY CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

32.2	CERTIFICATION BY CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

(B)	REPORTS ON FORM 8-K

ON OCTOBER 12, 2004, THE COMPANY FILED A FORM 8-K DISCLOSING INFORMATION UNDER ITEMS 1.01, 2.01 AND 9.01.

ON OCTOBER 20, 2004, THE COMPANY FILED A FORM 8-K/A AMENDING INFORMATION UNDER ITEM 9.01.

ON NOVEMBER 17, 2004, THE COMPANY FILED A FORM 8-K DISCLOSING INFORMATION UNDER ITEMS 1.01, 3.02, 8.01 AND 9.01.

ON DECEMBER 16, 2004, THE COMPANY FILED A FORM 8-K DISCLOSING INFORMATION UNDER ITEM 8.01.

ON DECEMBER 20, 2004, THE COMPANY FILED A FORM 8-K/A AMENDING INFORMATION UNDER ITEM 9.01.

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE ACT OF
1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

SUNAIR ELECTRONICS, INC.

DATE FEBRUARY 14, 2005	/S/ JAMES E. LAURENT
JAMES E. LAURENT, PRESIDENT
AND CHIEF EXECUTIVE OFFICER

DATE FEBRUARY 14, 2005	/S/ SYNNOTT B. DURHAM
SYNNOTT B. DURHAM,
CHIEF FINANCIAL OFFICER