Form 10QSB
period 2005-03-31
SUNAIR ELECTRONICS INC
filed 2005-05-16
CIK 95366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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
Yes ☑ No☐

Registrant’s common stock - par value 10 cents, outstanding as of May 13, 2005 - 9,014,870 shares.

Transitional Small Business Disclosure format. Yes ☐ No ☑

SUNAIR ELECTRONICS, INC. AND SUBSIDIARY

INDEX
*****

PAGE NO.
********
PART I. FINANCIAL INFORMATION:

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	3

CONSOLIDATED CONDENSED BALANCE SHEETS — MARCH 31, 2005 AND SEPTEMBER 30, 2004	3

CONSOLIDATED CONDENSED STATEMENTS OF INCOME — SIX MONTHS ENDED MARCH 31, 2005 AND 2004	5

CONSOLIDATED CONDENSED STATEMENTS OF INCOME — THREE MONTHS ENDED MARCH 31, 2005 AND 2004	6

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS — SIX MONTHS ENDED MARCH 31, 2005 AND 2004	7

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS	8

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF THE CONSOLIDATED CONDENSED STATEMENTS	16

ITEM 3. CONTROLS AND PROCEDURES	18

PART II. OTHER INFORMATION	19

ITEM 1. LEGAL PROCEEDINGS	19

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	19

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	19

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	19

ITEM 5. OTHER INFORMATION	19

ITEM 6. EXHIBITS	20

SIGNATURES	21

Articles of Amend. to the Articles of Inc.
First Tranche Warrant
Second Tranche Warrant
Employment Agreement-John Hayes
Employment Agreement-James E. Laurent
Employment Agreement-Synnott B. Durham
Employment Agreement-Henry A. Budde
Section 302 CEO Certification
Section 302 CFO Certification
Section 906 CEO Certification
Section 906 CFO Certification

PART I. FINANCIAL INFORMATION

SUNAIR ELECTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

ASSETS

	03/31/05	9/30/04
CURRENT ASSETS:

Cash and cash equivalents	$27,745,052	$3,872,224
Accounts receivable, net	3,040,087	3,080,875
Interest receivable	10,875	108,013
Inventories	7,106,299	7,258,955
Investments	—	2,913,601
Deferred tax asset	61,200	180,725
Prepaid and other current assets	773,835	315,469

Total Current Assets	38,737,348	17,729,862

NOTE RECEIVABLE	405,590	405,590

PROPERTY, PLANT, AND EQUIPMENT, NET	660,205	703,381

OTHER ASSETS

Software costs, net	4,037,384	3,955,513
Goodwill	852,683	852,683

Total Other Assets	4,890,067	4,808,196

TOTAL ASSETS	$44,693,210	$23,647,029

The accompanying notes are an integral part of these financial statements

PART I. FINANCIAL INFORMATION

SUNAIR ELECTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	03/31/05	9/30/04
CURRENT LIABILITIES:

Accounts payable	$1,131,972	$1,501,864
Accrued expenses	845,189	1,186,250
Bank lines of credit	47,000	2,047,000
Unearned revenues	100,689	115,857
Loan from shareholder	22,800	22,800
Notes payable	23,028	33,585
Income taxes payable	448,232	212,688
Payable in connection with acquisition of Telecom FM	0	1,500,000

Total Current Liabilities	2,618,910	6,620,044

DEFERRED TAX LIABILITY	199,200	199,000

STOCKHOLDERS’ EQUITY:

Preferred stock, no par value, 8,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.10 par value, 100,000,000 shares authorized, 9,014,870, and 4,006,620 shares issued and outstanding at March 31, 2005 and September 30, 2004 respectively	901,487	400,662
Additional paid-in-capital	27,612,264	3,852,106
Retained earnings	13,310,724	12,575,217
Translation adjustment	50,625	—

Total Stockholders’ Equity	41,875,100	16,827,985

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$44,693,210	$23,647,029

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

	SIX MONTHS ENDED
	03/31/05	03/31/04
SALES	$9,940,320	$4,530,456

COST OF SALES	5,537,526	2,519,019

GROSS PROFIT	4,402,794	2,011,437

SELLING GENERAL AND ADMINISTRATIVE EXPENSES	3,419,467	1,030,174

INCOME FROM OPERATIONS	983,327	981,263

OTHER INCOME:

Interest income	150,426	124,483
Interest expense	(32,140)	—
Other expense	(18,306)	(4,045)

Total Other Income	99,980	120,438

INCOME BEFORE (PROVISION) FOR INCOME TAXES	1,083,307	1,101,701

(PROVISION) FOR INCOME TAXES	(347,800)	(308,600)

NET INCOME	$735,507	$793,101

NET INCOME PER COMMON SHARE:

BASIC	$0.14	$0.21

DILUTED	$0.11	$0.20

WEIGHTED AVERAGE SHARES OUTSTANDING:

BASIC	5,412,524	3,787,249

DILUTED	6,667,402	3,876,088

The accompanying notes are an integral part of these financial statements

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

	THREE MONTHS ENDED
	03/31/05	03/31/04
SALES	$4,846,332	$3,215,882

COST OF SALES	2,736,727	1,820,770

GROSS PROFIT	2,109,605	1,395,112

SELLING GENERAL AND ADMINISTRATIVE EXPENSES	1,628,952	543,623

INCOME FROM OPERATIONS	480,653	851,489

OTHER INCOME:

Interest income	114,650	62,051
Interest expense	(12,258)	—
Other expense	(11,460)	(2,878)

Total Other Income	90,932	59,173

INCOME BEFORE (PROVISION) FOR INCOME TAXES	571,585	910,662

(PROVISION) FOR INCOME TAXES	(208,483)	(290,100)

NET INCOME	$363,102	$620,562

NET INCOME PER COMMON SHARE:

BASIC	$0.05	$0.16

DILUTED	$0.04	$0.16

WEIGHTED AVERAGE SHARES OUTSTANDING:

BASIC	6,848,203	3,809,777

DILUTED	9,993,921	3,903,353

The accompanying notes are an integral part of these financial statements

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(UNAUDITED)

	SIX MONTHS ENDED
	03/31/05	03/31/04
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$735,507	$793,101
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	96,249	78,921
Amortization	159,437	14,337
Deferred taxes	119,725	—
Translation adjustment	50,625	—
Inventories reserve	52,571	—
(Increase) decrease in Assets:
Accounts receivable	40,788	(422,043)
Interest receivable	97,138	1,810
Inventories	100,085	375,121
Prepaid and other current assets	(458,366)	(28,811)
Increase (decrease) in Liabilities:
Accounts payable and accrued expenses	(710,953)	(269,051)
Unearned revenue	(15,168)	—
Income taxes payable	235,544	600

Net Cash Provided By Operating Activities	503,182	543,985

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property, plant, and equipment	(67,410)	(14,050)
Proceeds from sale of held-to-maturity investment	2,913,601	—
Software development costs	(226,971)	—
Cash paid for acquisition of Telecom FM	(1,500,000)	—
Purchases of investments	—	(498,546)

Net Cash Provided By (Used In) Investing Activities	1,119,220	(512,596)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from exercise of stock options	18,563	176,512
Repayment of line of credit	(2,000,000)	—
Repayment of notes payable	(10,557)	—
Proceeds from sale of common stock, net	24,242,420	—

Net Cash Provided By Financing Activities	22,250,426	176,512

NET INCREASE IN CASH AND CASH EQUIVALENTS	23,872,828	207,901

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,872,224	1,022,175

CASH AND CASH EQUIVALENTS, END OF PERIOD	$27,745,052	$1,230,076

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for income taxes	$125,000	$308,000

Cash paid during the year for interest	$32,140	$—

The accompanying notes are an integral part of these financial statements

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.	Basis of Consolidated Financial Statement Presentation:

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with the instructions to Form 10-QSB and do not include all the information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s most recent audited consolidated financial statements and notes thereto included in its September 30, 2004 annual report on Form 10-KSB. Operating results for the six months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending September 30, 2005.

2.	Significant Accounting Policies:

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Accounts Receivable

Accounts receivable consist of balances due from sales. The Company monitors accounts receivable and provides allowances when considered necessary. As of March 31, 2005 and September 30, 2004, the Company established an allowance of $48,485.

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

Inventories

Inventories, which consist of raw materials, work-in-process, and finished goods, are stated at the lower of cost or market value, cost being determined using the first in, first out method. Fixed and variable manufacturing costs and overhead are included in the carrying values of finished goods and work-in-process. The Company records reserves for inventory shrinkage and obsolescence, when considered necessary. For the six months ended March 31, 2005, inventory shrinkage and obsolescence reserves increased $52,571.

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

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the assets exceeds the fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. There were no assets impaired during the first six months ended March 31, 2005.

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

Comprehensive Income

Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes certain changes in equity that are excluded from net income. At March 31, 2005 and September 30, 2004, accumulated other comprehensive income was comprised of cumulative foreign currency translation adjustments.

3.	Acquisitions:

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

Pro-forma results of operations

The following sets forth the Company’s results of operations for the six months and three months ended March 31, 2005 as if the acquisitions had taken place on October 1, 2003.

	SIX MONTHS ENDED MARCH 31,
	2005	2004
Revenues	$9,940,320	$8,489,420

Net income	$735,507	$625,399

Earnings per share
Basic	$0.14	$0.17
Diluted	$0.11	$0.16

	THREE MONTHS ENDED MARCH 31,
	2005	2004
Revenues	$4,846,332	$5,733,787

Net income	$363,102	$731,217

Earnings per share
Basic	$0.05	$0.19
Diluted	$0.04	$0.19

4.	Inventories

Inventories consist of the following:

	03/31/05	09/30/04
Materials	$1,799,699	$1,565,463
Work in progress	4,112,914	4,117,503
Finished goods	1,193,686	1,575,989

	$7,106,299	$7,258,955

5.	Earnings Per Common Share:

Basic earnings per share amounts are computed by dividing the net income by the weighted average number of common shares outstanding. Diluted earnings per share amounts are computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents, and stock options outstanding during the period.

6.	Preferred Stock:

At March 31, 2005, the Company had 8,000,000 authorized shares of preferred stock, no par value, that may be issued at such terms and provisions as determined by the board of directors. None are outstanding.

7.	Stock Options and Warrants:

At the fiscal year ended September 30, 2004, options to purchase 270,000 shares of the Company’s common stock at $2.25 per share had been issued to key employees of the Company. 45,600 stock options were exercised in fiscal 2003 and 78,450 stock options were exercised in fiscal 2004. Due to a majority change in ownership in November 2003, all of the Company’s outstanding stock options became fully vested and exercisable. At the beginning of the current fiscal year, there were options outstanding to purchase 145,950 shares of common stock at $2.25 per share of which 8,250 stock options were exercised in the first fiscal quarter. These options are fully vested and are exercisable until November 21, 2005.

On February 4, 2005, the shareholders of the Company approved the issuance of options outside of the existing option plan to three directors. The options are for the purchase of 60,000 shares of common stock at $4.79 per share and are fully vested and exercisable at March 31, 2005.

Pursuant to employment agreements entered into in February, 2005 between the Company and Mr. Laurent, Mr. Durham and Mr. Budde, officers of the Company, an aggregate of 60,000 options were granted for the purchase of the Company’s common stock at $13.78 per share. The options will vest equally over a period of 24 months at a rate of 1,666 per month so long as the option holder is currently employed by the Company.

On February 8, 2005, the Company completed its sale of 5,000,000 units to Coconut Palm Capital Investors 11, Ltd., a Florida limited partnership (“Coconut Palm”) pursuant to a Purchase Agreement dated as of November 17, 2004, by and between the Company and Coconut Palm (the “Purchase Agreement”). The aggregate purchase price paid by Coconut Palm for the units was $25 million. The units consist of 5 million shares of the Company’s common stock, warrants to purchase an additional five million shares of the Company’s common stock at an exercise price of $6.00 per share, which are immediately exercisable and will expire after three years; and warrants to purchase an additional five million shares of the Company’s common stock at an exercise price of $7.00 per share, which are immediately exercisable and will expire after five years.

In addition, on February 8, 2005 a grant for 166,667 stock options to purchase 166,667 shares of common stock at $5.00 per share became effective for options granted to the President/CEO of the Company. The options will vest equally over a period of four years beginning in November, 2005.

There are 333,333 options outstanding which were granted to two individuals contingent upon their employment with the Company. At March 31, 2005, these individuals were not employed by Sunair.

8.	Equipment and Service Information:

The following table sets forth sales and cost of sales information for equipment and services in the Company’s high frequency single sideband communications business.

	SIX	THREE
	MONTHS	MONTHS
	ENDED	ENDED
	03/31/05	03/31/05
Sales

Equipment	$8,781,461	$4,280,075

Service	1,158,859	566,257

Total Sales	$9,940,320	$4,846,332

Cost of Sales

Equipment	$5,080,861	$2,533,720

Service	456,665	203,007

Total Cost of Sales	$5,537,526	$2,736,727

9.	Recent Accounting Pronouncements:

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

For public entities that do not file as small business issuers, this statement is effective as of the beginning of the first annual reporting period that begins after June 15, 2005.

For public entities that file as small business issuers, this statement is effective as of the beginning of the first annual reporting period that begins after December 15, 2005.

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

Pursuant to the previously announced purchase agreement dated as of November 17,2004 (the “Purchase Agreement”) by and between the Company and Coconut Palm Capital Investors 11, Ltd., a Florida limited partnership (“Coconut Palm”), on February 8, 2005, Coconut Palm completed its purchase of 5 million units. The units consist of 5 million newly issued shares of common stock of the Company and warrants to purchase an additional 10 million shares of common stock at exercise prices ranging from $6.00 per share to $7.00 per share. The warrants are immediately exercisable and will expire at times of three and five years from closing. The aggregate purchase price for the units was $25 million. Following the closing of the transaction, Coconut Palm beneficially owns 15 million shares, or 78.9%, of the common stock of the Company (assuming exercise of the warrants).

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

In connection with the investment by Coconut Palm, the Company entered into an employment agreement with John J. Hayes under which he became the Company’s President and Chief Executive Officer beginning February 15, 2005. The Company anticipates that as it acquires pest and termite control companies, it will enter into employment agreements with additional persons for the new termite control services division. In addition, James E. Laurent, the Company’s then current President and Chief Executive Officer, Synnott B. Durham, the Company’s then current corporate Secretary and Chief Financial Officer, and Henry A. Budde, the Company’s then current Vice President of Operations, have entered into employment agreements with the Company, which became effective upon the closing of the transaction. Mr. Laurent serves as the President of the high frequency single sideband communications business. Mr. Durham will remain the Chief Financial Officer of the Company and now serves as the Vice President of Finance of the high frequency single sideband communications business. Mr. Budde serves as the Vice President of Operations of the high frequency single sideband communications business.

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

Liquidity:

For the first six months ended March 31, 2005, the Company had positive cash flow from operations of $503,182 due to reductions in accounts receivable and reductions in inventories for shipments made from inventory purchased in prior periods. Accounts receivable decreased on payments against large shipments made toward 2004 fiscal year end.

Cash flows provided by investing activities for the six months ended March 31, 2005 were $1,119,220 due to proceeds from the sale of held-to-maturity investments less amounts paid for the purchase of property, plant, and equipment, software development and cash paid for the acquisition of the assets of Telecom.

Cash flows provided by financing activities for the six months ended March 31, 2005 were $22,250,426 which consisted of proceeds from the sale of stock pursuant to the closing of the Purchase Agreement with Coconut Palm and the exercise of stock options less the repayment of the line of credit and paydown of notes payable.

During the first six months of fiscal 2005, the Company had short term investments and cash or cash equivalents more than adequate to cover known requirements, unforeseen events or uncertainties that might occur. The Company’s known requirements consist of normal operating expenses. During this six month period, cash and cash equivalents had an average balance of $18,228,000 as opposed to an average balance of $1,738,000 for the twelve months ended September 30, 2004. Cash equivalents are money market funds that are readily available for immediate use should the occasion arise. The current ratio of the Company as of March 31, 2005 was 14.8 compared to 2.6 as of September 30, 2004.

The Company records reserves for inventory shrinkage and obsolescence, when considered necessary. For the six months just ended, inventory shrinkage and obsolescence reserves increased $52,571 due to expected inventory shrinkage. Accounts receivable consist of balances due from sales. The Company monitors accounts receivables and provides allowances when considered necessary. As of March 31, 2005, the Company had an allowance of $48,485.

Non cash interim reserves are maintained to cover items such as warranty repairs in process and other charges that may be in dispute.

Capital Resources:

During the first six months of fiscal 2005, $67,410 was spent for capital assets. These funds were primarily used for new computer hardware. $226,971 was spent for software development costs. No expenditures are contemplated for plant expansion or extensive maintenance in fiscal 2005. The Company has no long term debt and none is contemplated, except the Company may incur debt or use cash to finance acquisitions although there are currently no definitive agreements in connection with any acquisitions. Liabilities consist of current accounts payable, accrued expenses related to the current accounting period, the current and long term portion of income taxes payable, amounts due under the management services agreement described below and compensation to management.

Effective upon the closing of the Purchase Agreement with Coconut Palm, the Company entered into a five-year management services agreement with RPC Financial Advisors, LLC (“RPC”), pursuant to which RPC agreed to provide management services for the Company’s newly created pest and termite control services division. The Company has agreed to pay a management fee during the first year of the management services agreement in the amount of $1,562,500. Following the first year and thereafter, the management fee will be equal to 1% of the gross revenues from operations of the pest and termite control services division. Richard Rochon and Mario Ferrari, both of whom are affiliates of Coconut Palm and each of whom are members of the Company’s board of directors, are also affiliates of RPC.

Results of Operations:

First six months of fiscal year ending 2005 compared to first six months of fiscal year ended 2004.

During the first six months of the current fiscal year ended March 31, 2005, sales of $9,940,320 were up 119.4% or $5,409,864 from the same period one year ago due to increased shipments on orders received in fiscal 2004, the first six months of fiscal 2005 and the added revenues produced by the two subsidiaries acquired in the fourth quarter of fiscal year ended September 30, 2004. Backlog of $5,283,000 was higher at March 31, 2005 compared to $3,331,000 at March 31, 2004.

Cost of sales was slightly higher at 55.7% of sales in the first six months of fiscal 2005 as compared to 55.6% of sales for the same period one year ago due to a change in the product mix. Inventories decreased 2.1% or $152,656 for the first six months of fiscal 2005 due to increased shipments against orders received in the fourth quarter of fiscal 2004 and the first six months of fiscal 2005. The Company continues its efforts to reduce inventories to lower levels.

Selling, general and administrative expenses increased 231.9% or $2,389,293 due to increased overhead expenses associated with the operation of Percipia and Telecom. Expenses continue to be incurred for expanded market exposure.

Interest income increased $25,943 due to the investment of proceeds received on the sale of stock in February of 2005 less the redemption of the PEFCO notes in the first quarter of fiscal 2005. Interest expense was incurred on a $2,000,000 bank line of credit. Other expenses incurred were due to a loss on the redemption of the PEFCO notes.

The Company’s marketing efforts continue to follow up on opportunities in the Middle East, Asia, North Africa, and India. Projects are being pursued and we believe progress is showing strong major order prospects in India and a Persian gulf country. We believe that we may receive a production order (valued at $1 million) in the Middle East which is projected to close within the next quarter for deliveries in fiscal year 2006. These major opportunities include system integration requirements which match our focused growth area of the radio communications group. Forecasts are promising in the new telecom software and wireless telecommunications areas as well. The Company has received orders for HF radio systems to be installed into shelters for the U.S. Marine Corps. Deliveries under the U.S. Coast Guard orders are scheduled to continue through the first three months of fiscal year 2006.

Item 3. Controls and procedures

(a) Evaluation of disclosure controls and procedures. The term “disclosure controls and procedures” is defined in Rule 13a — 15(e) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our chief executive officer and our chief financial officer have concluded, based on their evaluation as of March 31, 2005, that our disclosure controls and procedures are effective.

(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II Other Information

Item 1. Legal Proceedings

     None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     None

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     The Company held its 2004 Annual Meeting of Stockholders on February 4, 2005. At the meeting, the following persons were elected or re-elected to serve as directors, with the votes indicated:

Director	Affirmative Votes	Withheld Votes
Michael D. Herman	3,504,241	188,908
Dr. Arnold Heggestad	3,608,113	168,736
James E. Laurent	3,589,213	187,636
Steven P. Oppenheim	3,588,913	187,936
Richard C. Rochon	3,607,229	169,620
Mario B. Ferrari	3,587,941	188,908

     Also at the meeting the stockholders approved the following proposals, with the votes indicated:

1.	The issuance of shares of the Company’s common stock in connection with the proposed sale to Coconut Palm of up to 5,000,000 units at a purchase price of $5.00 per unit.

FOR: 2,754,240	AGAINST: 65,098	ABSTAIN: 2,530	BROKER NON-VOTES: 3,072,881

2.	An increase in the size of the Company’s Board of Directors from 5 to 7 members.

FOR: 2,754,886	AGAINST: 65,422	ABSTAIN: 1,560	BROKER NON-VOTES: 3,072,881

3.	Amendments to the Company’s Articles of Incorporation to: (i) change the Company’s corporate name to Sunair, Inc.; (ii) allow the Company to engage in any lawful business; and (iii) increase the number of the Company’s authorized shares of capital stock to 108,000,000 shares, of which 100,000,000 shares will be common stock and 8,000,000 shares will be preferred stock.

FOR: 2,663,946	AGAINST: 136,526	ABSTAIN: 1,396	BROKER NON-VOTES: 3,072,881

4.	The issuance of an aggregate of 60,000 options to purchase shares of the Company’s common stock to 3 of the Company’s current directors outside of the Company’s existing stock option plan;

FOR: 2,628,975	AGAINST: 188,367	ABSTAIN: 4,526	BROKER NON-VOTES: 3,072,881

5.	The Company’s 2004 Stock Incentive Plan.

FOR: 2,650,500	AGAINST: 168,238	ABSTAIN: 3,130	BROKER NON-VOTES: 3,072,881

6.	To act upon such other business as may properly come before the Annual Meeting of Shareholders and any and all adjournments or postponements of the Annual Meeting of Shareholders.

FOR: 3,576,963	AGAINST: 174,148	ABSTAIN: 4,738	BROKER NON-VOTES: 0

Item 5. Other Information

     None

Part II Other Information (Continued)

Item 6. Exhibits

3.1	Articles of Amendment to the Articles of Incorporation.

4.1	First Tranche Warrant, dated February 8, 2005, issued by Sunair Electronics, Inc. to Coconut Palm Capital Investors II, Ltd.

4.2	Second Tranche Warrant, dated February 8, 2005, issued by Sunair Electronics, Inc. to Coconut Palm Capital Investors II, Ltd.

10.6	2004 Stock Incentive Plan (incorporated by reference to the Definitive Proxy Statement filed with the SEC on January 18, 2005).*

10.7	Employment Agreement between Sunair Electronics, Inc. and John Hayes.*

10.8	Employment Agreement between Sunair Electronics, Inc. and James E. Laurent.*

10.9	Employment Agreement between Sunair Electronics, Inc. and Synnott B. Durham.*

10.10	Employment Agreement between Sunair Electronics, Inc. and Henry A. Budde.*

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  Management Compensatory Plan

SIGNATURES

Pursuant to the requirements of the securities and exchange act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sunair Electronics, Inc.
Date May 16, 2005	/s/ John J. Hayes

John J. Hayes, President
and Chief Executive Officer

Date May 16, 2005	/s/ Synnott B. Durham

Synnott B. Durham,
Chief Financial Officer