Form 10QSB
period 2005-06-30
SUNAIR ELECTRONICS INC
filed 2005-08-15
CIK 95366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Registrant’s common stock — par value 10 cents, outstanding as of August 12, 2005 — 10,056,377 shares.
Transitional Small Business Disclosure format. Yes ☐ No ☑

SUNAIR ELECTRONICS, INC. AND SUBSIDIARY
INDEX
**********

PART I. FINANCIAL INFORMATION
SUNAIR ELECTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
ASSETS

	06/30/05	09/30/04
CURRENT ASSETS

Cash and cash equivalents	$3,443,300	$3,872,224
Accounts receivable, net	4,699,349	3,080,875
Interest receivable	—	108,013
Inventories	7,441,523	7,258,955
Investments	—	2,913,601
Deferred tax asset	61,200	180,725
Prepaid and other current assets	1,510,050	315,469

Total Current Assets	17,155,422	17,729,862

NOTES RECEIVABLE	405,590	405,590

PROPERTY, PLANT, AND EQUIPMENT, NET	2,242,711	703,381

OTHER ASSETS

Customer List — net	10,390,625	—
Software costs, net	4,126,626	3,955,513
Goodwill	41,150,028	852,683

Total Other Assets	55,667,279	4,808,196

TOTAL ASSETS	$75,471,002	$23,647,029

The accompanying notes are an integral part of these financial statements.

PART I. FINANCIAL INFORMATION
SUNAIR ELECTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
LIABILITIES AND STOCKHOLDERS’ EQUITY

	06/30/05	09/30/04
CURRENT LIABILITIES:

Accounts payable	$3,225,698	$1,501,864
Accrued expenses	1,640,184	1,186,250
Bank lines of credit	—	2,047,000
Unearned revenues	1,754,550	115,857
Loan from shareholder	—	22,800
Notes payable	104,089	33,585
Income taxes payable	177,450	212,688
Payable in connection with acquisition of Telecom FM	—	1,500,000

Total Current Liabilities	6,901,971	6,620,044

LONG TERM DEBT	16,358,701	—

DEFERRED TAX LIABILITY	199,200	199,000

STOCKHOLDERS’ EQUITY:

Preferred stock, no par value, 8,000,000 shares authorized, none issued and outstanding		—
Common stock, $.10 par value, 100,000,000 shares authorized, 10,056,377, and 4,006,620 shares issued and outstanding at June 30, 2005 and September 30, 2004 respectively	1,005,638	400,662
Additional paid-in-capital	37,467,470	3,852,106
Retained earnings	13,540,229	12,575,217
Translation adjustment	(2,207)	—

Total Stockholders’ Equity	52,011,130	16,827,985

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$75,471,002	$23,647,029

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

	NINE MONTHS ENDED
	06/30/05	06/30/04
SALES	$17,737,834	$5,951,143

COST OF SALES	10,137,798	3,284,769

GROSS PROFIT	7,600,036	2,666,374

SELLING GENERAL AND ADMINISTRATIVE EXPENSES	6,494,653	1,557,428

INCOME FROM OPERATIONS	1,105,383	1,108,946

OTHER INCOME (EXPENSE):

Interest income	255,722	189,488
Interest expense	(51,357)	—
Other	(24,416)	(19,021)

Total Other Income (Expense)	179,949	170,467

INCOME BEFORE (PROVISION) FOR INCOME TAXES	1,285,332	1,279,413

(PROVISION) FOR INCOME TAXES	(320,674)	(372,100)

NET INCOME	$964,658	$907,313

NET INCOME PER COMMON SHARE:

BASIC	$0.14	$0.24

DILUTED	$0.11	$0.23

WEIGHTED AVERAGE SHARES OUTSTANDING:

BASIC	6,704,827	3,797,004

DILUTED	8,917,332	3,885,942

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

	THREE MONTHS ENDED
	06/30/05	06/30/04
SALES	$7,797,514	$1,420,687

COST OF SALES	4,600,272	765,750

GROSS PROFIT	3,197,242	654,937

SELLING GENERAL AND ADMINISTRATIVE EXPENSES	3,075,186	527,254

INCOME FROM OPERATIONS	122,056	127,683

OTHER INCOME (EXPENSE):

Interest income	105,296	65,005
Interest expense	(19,217)	—
Other	(6,110)	(14,976)

Total Other Income (Expense)	79,969	50,029

INCOME BEFORE (PROVISION) BENEFIT FOR INCOME TAXES	202,025	177,712

(PROVISION) BENEFIT FOR INCOME TAXES	27,126	(63,500)

NET INCOME	$229,151	$114,212

NET INCOME PER COMMON SHARE:

BASIC	$0.03	$0.03

DILUTED	$0.02	$0.03

WEIGHTED AVERAGE SHARES OUTSTANDING:

BASIC	9,289,434	3,816,620

DILUTED	13,468,887	3,905,854

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(UNAUDITED)

	NINE MONTHS ENDED
	06/30/05	06/30/04
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$964,658	$907,313
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	201,102	118,396
Amortization	327,024	21,505
Deferred taxes	119,725	—
Translation adjustment	(2,207)	—
Inventories reserve	79,300	—
(Increase) decrease in Assets:
Accounts receivable	(113,653)	471,479
Interest receivable	108,013	(47,274)
Inventories	284,261	146,497
Prepaid and other current assets	(468,254)	(11,569)
Increase (decrease) in Liabilities:
Accounts payable and accrued expenses	656,652	(254,177)
Unearned revenue	88,082	—
Income taxes payable	(35,238)	(341,959)

Net Cash Provided By Operating Activities	2,209,465	1,010,211

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property, plant, and equipment	(152,298)	(23,182)
Proceeds from sale of held-to-maturity investment	2,913,601	—
Software development costs	(388,762)	—
Cash paid for acquisition of Telecom FM	(1,500,000)	—
Costs incurred for acquisition of Middleton Pest Control, Inc.	(38,010,541)	—
Purchases of investments	—	(501,190)
Cash acquired in acquisition of Middleton Pest Control, Inc.	1,377,035	—

Net Cash (Used In) Investing Activities	(35,760,965)	(524,372)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from line of credit	16,000,000	—
Proceeds from exercise of stock options	47,138	176,512
Repayment of line of credit	(7,047,000)	—
Repayment of notes payable	(27,965)	—
Repayment of loan from shareholder	(22,800)	—
Proceeds from sale of common stock, net	24,173,203	—

Net Cash Provided By Financing Activities	33,122,576	176,512

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(428,924)	662,351

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,872,224	1,022,175

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,443,300	$1,684,526

	NINE MONTHS ENDED
	06/30/05	06/30/04
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for income taxes	$400,000	$718,000

Cash paid during the year for interest	$131,679	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued in acquisition of Middleton Pest Control, Inc.	$10,000,000	—

Note payable issued in acquisition of Middleton Pest Control, Inc.	$5,000,000	—

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
1.	Basis of Consolidated Financial Statement Presentation:

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with the instructions to Form 10-QSB and do not include all the information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s most recent audited consolidated financial statements and notes thereto included in its September 30, 2004 annual report on Form 10-KSB. Operating results for the nine months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending September 30, 2005.

2.	Significant Accounting Policies:

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Accounts Receivable

Accounts receivable consist of balances due from sales. The Company monitors accounts receivable and provides allowances when considered necessary. As of June 30, 2005 and September 30, 2004, the Company established an allowance of $60,238 and $48,485 respectively.

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

Inventories

Inventories, which consist of raw materials, work-in-process, and finished goods, are stated at the lower of cost or market value, cost being determined using the first in, first out method. Fixed and variable manufacturing costs and overhead are included in the carrying values of finished goods and work-in-process. The Company records reserves for inventory shrinkage and obsolescence, when considered necessary. For the nine months ended June 30, 2005, inventory shrinkage and obsolescence reserves increased $79,300.

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

Software Costs

The Company capitalizes certain costs associated with software development in accordance with statement of Financial Accounting Standard No. 86 (FASB No. 86) “Accounting for the costs of computer software to be sold, leased, or otherwise marketed.” The Company amortizes costs over 10 years, the estimated useful life of the asset.

Customer List

Pursuant to the acquisition of Middleton Pest Control, Inc., the Company recorded Customer List as an intangible asset in the amount of $10,500,000, which amount was determined pursuant to an independent third-party appraisal. The Company is amortizing the Customer List over its estimated economic life of eight years.

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the assets exceeds the fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. There were no assets impaired during the first nine months ended June 30, 2005.

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

Comprehensive Income

Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes certain changes in equity that are excluded from net income. At June 30, 2005 and September 30, 2004, accumulated other comprehensive income was comprised of cumulative foreign currency translation adjustments.

3.	Acquisitions:
A)	Acquisition of Percipia, Inc. and Subsidiary

For purposes of expanding into the telecommunication market, the Company completed its acquisition of all the issued and outstanding common stock of Percipia, Inc. (“Percipia”), and its wholly owned subsidiary, Percipia Networks, Inc. on August 6, 2004. The consideration paid by the Company consisted of cash of $841,510 (including $53,550 paid to retire all outstanding stock options of Percipia and $127,960 paid for acquisition costs) and 190,000 shares of its common stock valued at $997,500 based on an average price of $5.25 over the thirty days prior to the acquisition for a total purchase price of $1,839,010. As a result, Percipia became a wholly owned subsidiary of the Company. For accounting purposes, the effective date of the acquisition was June 30, 2004.

The following table sets forth the preliminary allocation of the purchase price to Percipia’s tangible and intangible assets acquired and liabilities assumed as of July 1, 2004:

Cash	$17,690
Accounts receivable	425,417
Inventory	380,750
Deferred tax assets	653,000
Fixed assets	95,453
Software	2,700,000
Note receivable and other assets	80,362
Goodwill	852,683
Accounts payable	(239,098)
Accrued liabilities	(555,877)
Deferred tax liability	(860,000)
Unearned revenues	(145,106)
Line of Credit	(99,300)
Notes Payable	(1,428,089)
Capital leases	(38,875)

Total	$1,839,010

The goodwill resulting from this acquisition is expected to be amortized over fifteen years for tax purposes.

B)	Acquisition of CPM FM Limited (formerly known as Telecom FM Limited)

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

The transaction was closed on October 11, 2004 and, as stated in the asset purchase agreement, became effective on September 1, 2004. SCL changed its name to Telecom FM Limited shortly after the closing.

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

C)	Acquisition of Middleton Pest Control, Inc.

On June 7, 2005, the Company, Sunair Southeast Pest Holdings, Inc., a wholly owned subsidiary of the Company (“Pest Holdings”), and the selling shareholders (collectively, the “Sellers”) of Middleton Pest Control, Inc., a Florida corporation (“Middleton”), entered into a stock purchase agreement (the “Stock Purchase Agreement”) pursuant to which, on the same date, Pest Holdings acquired from the Sellers 100% of the issued and outstanding shares of capital stock of Middleton. The aggregate purchase price for the outstanding capital stock of Middleton was $50,000,000, which was comprised of: (i) $35,000,000 in cash; (ii) $5,000,000 in the form of a subordinated promissory note; and (iii)1,028,807 shares of the Company’s common stock. The Company also incurred closing costs of $1,610,541 and a charge of $1,400,000 for Middleton’s built-in capital gains tax for a total purchase price of $53,010,541.

The following table sets forth the preliminary allocation of the purchase price to Middleton’s tangible and intangible assets acquired and liabilities assumed as of May 31, 2005:

Cash	$1,377,035
Accounts receivable	1,504,821
Inventory	546,129
Prepaid assets	662,565
Fixed assets	1,587,781
Other assets	63,762
Customer list	10,500,000
Goodwill	40,297,345
Accounts payable	(590,377)
Accrued liabilities	(930,739)
Customer deposits	(1,550,611)
Notes payable	(457,170)

Total	$53,010,541

Pro-forma results of operations
The following sets forth the Company’s results of operations for the nine months and three months ended June 30, 2005 as if the acquisitions had taken place on October 1, 2003.

	NINE MONTHS ENDED JUNE 30,
	2005	2004
Revenues	$39,000,428	$32,639,335

Net income	$1,454,559	$1,636,694

Earnings per share
Basic	$0.19	$0.34
Diluted	$0.15	$0.33

	THREE MONTHS ENDED JUNE 30,
	2005	2004
Revenues	$13,486,948	$10,998,234

Net income	$261,058	$401,838

Earnings per share
Basic	$0.03	$0.08
Diluted	$0.02	$0.08

4. Inventories:
Inventories consist of the following:

	06/30/05	09/30/04
Materials	$1,750,947	$1,565,463
Work in progress	4,806,480	4,117,503
Finished goods	884,096	1,575,989

	$7,441,523	$7,258,955

5.	Earnings Per Common Share:
Basic earnings per share amounts are computed by dividing the net income by the weighted average number of common shares outstanding. Diluted earnings per share amounts are computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents, and stock options outstanding during the period.
6.	Preferred Stock:
At June 30, 2005, the Company had 8,000,000 authorized shares of preferred stock, no par value, that may be issued at such terms and provisions as determined by the board of directors. None are outstanding.
7.	Stock Options and Warrants:
At the fiscal year ended September 30, 2004, options to purchase 270,000 shares of the Company’s common stock at $2.25 per share had been issued to key employees of the Company. 45,600 stock options were exercised in fiscal 2003 and 78,450 stock options were exercised in fiscal 2004. Due to a majority change in ownership in November 2003, all of the Company’s outstanding stock options became fully vested and exercisable. At the beginning of the current fiscal year, there were options outstanding to purchase 145,950 shares of common stock at $2.25 per share of which 8,250 stock options were exercised in the first fiscal quarter and 12,700 stock options were exercised in the third fiscal quarter. These options are fully vested and are exercisable until November 21, 2005.
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

On February 8, 2005, the Company completed its sale of 5,000,000 units to Coconut Palm Capital Investors II, Ltd., a Florida limited partnership (“Coconut Palm”) pursuant to a Purchase Agreement dated as of November 17, 2004, by and between the Company and Coconut Palm (the “Purchase Agreement”). The aggregate purchase price paid by Coconut Palm for the units was $25 million. The units consist of five million shares of the Company’s common stock, warrants to purchase an additional five million shares of the Company’s common stock at an exercise price of $6.00 per share, which are immediately exercisable and will expire after three years; and warrants to purchase an additional five million shares of the Company’s common stock at an exercise price of $7.00 per share, which are immediately exercisable and will expire after five years.
In addition, on February 8, 2005 a grant for 166,667 stock options to purchase 166,667 shares of common stock at $5.00 per share became effective for options granted to John J. Hayes. The options will vest equally over a period of four years beginning in November, 2005.
In connection with the acquisition of Middleton, the Company agreed to make available a pool of 300,000 options to purchase shares of the Company’s common stock for Gregory Clendenin, the Chief Executive Officer of Pest Holdings and Middleton, and certain members of his management team, who will also be employed by Pest Holdings. On June 7, 2005, the Board of Directors of the Company approved the grant of options to purchase 194,169 shares of Common Stock at $11.40 per share, of which Mr. Clendenin received 47,625.
There are 333,333 options outstanding which were granted to two individuals contingent upon their employment with the Company. At June 30, 2005, these individuals were not employed by Sunair.
8.	Equipment and Service Information:

The following table sets forth sales and cost of sales information for equipment and services in the Company.

	NINE	THREE
	MONTHS	MONTHS
	ENDED	ENDED
	06/30/05	06/30/05
Sales
Equipment	$12,498,240	$3,716,779
Service	5,239,594	4,080,735

Total Sales	$17,737,834	$7,797,514

Cost of Sales
Equipment	$7,502,943	$2,422,082
Service	2,634,855	2,178,190

Total Cost of Sales	$10,137,798	$4,600,272

9.	Recent Accounting Pronouncements:
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
In December 2004, the FASB issued FASB No. 123 “Accounting for Stock-Based Compensation — Revised”
In December 2004, the FASB issued SFAS No. 123R, “Accounting for Stock-Based Compensation”. This statement is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for stock issued to employees.” This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service, the requisite service period (usually the vesting period). The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models.
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
General:
Sunair Electronics, Inc. (“Sunair,” the “Company,” “us,” “we” or “our”) is a Florida corporation organized in 1956. Through Sunair Communications, Inc., a wholly owned subsidiary of the Company, the Company is engaged in the design, manufacture and sale of high frequency single sideband communications equipment and the software development, design, integration testing and documentation of C4ISR systems utilized for long range voice and data communications in fixed station, mobile and marine military and governmental applications.
Middleton Pest Control, Inc. (“Middleton”), a Florida corporation, is a wholly owned subsidiary which provides lawn and pest control services to both residential and commercial customers.
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

Pursuant to the previously announced purchase agreement, dated as of November 17, 2004 (the “Purchase Agreement”), by and between the Company and Coconut Palm Capital Investors II, Ltd., a Florida limited partnership (“Coconut Palm”), on February 8, 2005, Coconut Palm completed its purchase of 5 million units. The units consist of 5 million newly issued shares of common stock of the Company and warrants to purchase an additional 10 million shares of common stock at exercise prices ranging from $6.00 per share to $7.00 per share. The warrants are immediately exercisable and will expire at times of three and five years from closing. The aggregate purchase price for the units was $25 million. As of the closing of the transaction, Coconut Palm beneficially owned 15 million shares, or 78.9%, of the common stock of the Company (assuming exercise of the warrants).
The Company used the proceeds from the sale of the units to partially fund the acquisition, by our subsidiary Sunair Southeast Pest Holdings, Inc., of all of the outstanding capital stock of Middleton, which has operations in the lawn and pest control services sector and to form a new lawn and pest control services division. The aggregate purchase price for the outstanding capital stock of Middleton was $50 million, which was comprised of: (i) $35.0 million in cash; (ii) $5.0 million in the form of a subordinated promissory note; and (iii)1,028,807 shares of our common stock.
Middleton, with headquarters located in Orlando, Florida, provides pest control and lawn care services to both residential and commercial customers. Middleton provides essential pest control services and protection against termite damage, rodents and insects to homes and businesses. In addition, Middleton supplies essential lawn care services to homes and businesses, which includes fertilization treatments and protection against disease, weeds and insects for lawns and shrubs.
Ultimately, the Company anticipates that with the sale of the units and the formation of its new lawn and pest control services division, it will no longer operate solely through its traditional business segments. Furthermore, as the Company is able to grow its new lawn and pest control services division through acquisitions and, eventually through internal organic growth, it is contemplated that this new segment will become the Company’s dominant operation. Accordingly, if the Company is successful in implementing this strategy, it will represent a fundamental shift in the nature of the Company’s business.
In connection with the investment by Coconut Palm, the Company entered into an employment agreement with John J. Hayes under which he became the Company’s President and Chief Executive Officer beginning February 15, 2005. The Company anticipates that as it acquires lawn and pest control companies, it will enter into employment agreements with additional persons for the new lawn and pest control services division. In connection with the acquisition of Middleton, on June 7, 2005 the Company entered into an employment agreement with Gregory Clendenin to serve as the Chief Executive Officer of Middleton and Sunair Southeast Pest Holdings, Inc.
Mr. Laurent serves as the President of the high frequency single sideband communications business. Mr. Durham will remain the Chief Financial Officer of the Company and now serves as the Vice President of Finance of the high frequency single sideband communications business. Mr. Budde serves as the Vice President of Operations of the high frequency single sideband communications business. In February 2005, James E. Laurent, the Company’s then current President and Chief Executive Officer, Synnott B. Durham, the Company’s then current corporate Secretary and Chief Financial Officer, and Henry A. Budde, the Company’s then current Vice President of Operations, have entered into employment agreements with the Company, which became effective upon the closing of the transaction.
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

Liquidity:
For the nine months ended June 30, 2005, the Company had positive cash flow from operations of $2,209,465 due primarily to net income of $964,658 and increases in accounts payable and accrued expenses.
Cash flows used in investing activities for the nine months ended June 30, 2005 were $35,760,965 due to costs incurred in the acquisition of Middleton, amounts paid for the purchase of property, plant, and equipment, software development and cash paid for the acquisition of the assets of Telecom, less proceeds from the sale of held to maturity investments.
Cash flows provided by financing activities for the nine months ended June 30, 2005 were $33,122,576 which consisted of proceeds from the sale of stock pursuant to the closing of the Purchase Agreement with Coconut Palm and the exercise of stock options, and the proceeds from the Company’s line of credit, less the repayment portion.
During the nine months ended June 30, 2005, the Company had short term investments and cash or cash equivalents more than adequate to cover known requirements, unforeseen events or uncertainties that might occur. The Company’s known requirements consist of normal operating expenses. During this nine month period, cash and cash equivalents had an average balance of $12,884,672 as opposed to an average balance of $1,738,000 for the twelve months ended September 30, 2004. Cash equivalents are money market funds that are readily available for immediate use should the occasion arise. The current ratio of the Company as of June 30, 2005 was 2.5 compared to 2.6 as of September 30, 2004.
The Company records reserves for inventory shrinkage and obsolescence, when considered necessary. For the nine months ended June 30, 2005, inventory shrinkage and obsolescence reserves increased $79,300 due to expected inventory shrinkage. Accounts receivable consist of balances due from sales. The Company monitors accounts receivables and provides allowances when considered necessary. As of June 30, 2005, the Company had an allowance of $60,238.
Non cash interim reserves are maintained to cover items such as warranty repairs in process and other charges that may be in dispute.
Capital Resources:
During the nine months ended June 30, 2005, $152,298 was spent for capital assets. These funds were primarily used for new plant equipment. $388,762 was spent for software development costs. No expenditures are contemplated for plant expansion or extensive maintenance in fiscal 2005. The Company may incur additional debt or use cash to finance acquisitions in the lawn and pest control division, although there are currently no definitive agreements in connection with any acquisitions.
In connection with the acquisition of Middleton, on June 7, 2005, the Company and its domestic subsidiaries entered into a credit agreement relating to a secured 2-year revolving credit facility (the “Credit Facility”) with the lenders named therein and Wachovia Bank, National Association, as facility agent (“Wachovia”). The Credit Facility provides for borrowings up to an aggregate principal amount of $20.0 million, including a $3.0 million letter of credit subfacility, and expires on June 7, 2007. Interest rates on borrowings under the Credit Facility will be based on LIBOR plus the applicable percentage, which is based on the Company’s leverage ratio, as further described in the Credit Facility.
The Credit Facility requires the Company to maintain specified financial ratios regarding leverage, interest coverage and EBITDA. The Credit Facility also places certain restrictions on, among other things, the Company’s ability to create or incur indebtedness, pay or make dividends or other distributions, create or permit certain liens, enter into transactions with affiliates and merge or consolidate with other entities. As of June 30, 2005, $11,000,000 was outstanding under the Credit Facility.
In addition, in connection with the acquisition of Middleton, on June 7, 2005, the Company’s subsidiary, Sunair Southeast Pest Holdings, Inc., issued a subordinated promissory note to the sellers of the capital stock of Middleton (the “Pest Holdings Note”). The principal amount of the Middleton Note is $5.0 million, which is due and payable in full on the fifth anniversary from the date of issuance. The Pest Holdings Note bears interest at an annual rate equal to the prime rate as reported from time to time in the Wall Street Journal.
Liabilities also consist of current accounts payable, accrued expenses related to the current accounting period, the current and long term portion of income taxes payable, amounts due under the management services agreement described below and compensation to management.
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

Results of Operations:
Nine months ended June 30, 2005 compared to nine months ended June 30, 2004.
During the nine months ended June 30, 2005, sales of $17,737,834 were up 198.1% or $11,786,691 from the same period one year ago due to increased shipments on orders received in fiscal 2004, the nine months ended June 30, 2005, the added revenues produced by the subsidiaries acquired in the fourth quarter of fiscal year ended September 30, 2004 ($1,890,201) and the acquisition of Middleton in June of this year ($3,349,393). Backlog of equipment orders of $3,769,000 was higher at June 30, 2005 compared to $2,732,000 at June 30, 2004.
Cost of sales was slightly higher at 57.2% of sales in the nine months ended June 30, 2005 as compared to 55.2% of sales for the same period one year ago due to a change in the product mix. Even though inventory of equipment decreased in the nine months ended June 30, 2005, overall inventory increased slightly due to the acquisition of Middleton. The Company continues its efforts to reduce inventories to lower levels.
Selling, general and administrative expenses increased 310.0% or $4,827,850 due to increased overhead expenses associated with the operation of Percipia, Inc. Telecom FM LTD, and Middleton. Expenses continue to be incurred for expanded market exposure.
Interest income increased $66,234 due to the investment of proceeds received on the sale of stock in February of 2005 less the redemption of the PEFCO notes in the first quarter of fiscal 2005. Interest expense was incurred on a bank line of credit. Other expenses incurred were due to a loss on the redemption of the PEFCO note.
The high frequency single sideband communications division continues to focus on the Asia and Middle East areas where strong opportunities are found for both standard manufactured products and systems integration work. The sales staff is being expanded in the coming fourth quarter to address more of these potentials relating to our high frequency radio capabilities. Order input has grown in the new telecom segment of the division which will support sales totals for early fiscal year 2006. Deliveries under Department of Homeland Security (USCG) orders will continue through the first three month of fiscal year 2006.
The lawn and pest control division produced strong results for the one month following the acquisition of Middleton by the Company. Middleton’s revenues of $3,349,393 for the month ended June 30, 2005, were up 25% over the same period one year ago. Pre-tax income for the month ended June 30, 2005 was approximately $330,000. Middleton anticipates that it will increase revenues by focusing on a new integrated marketing strategy utilizing radio, television, direct mail, print billboard and public relations. Since recruiting in the tight labor market continues to be one of Middleton’s biggest challenges, it is also focusing on a new recruiting campaign.
Item 3. Controls and procedures
(a) Evaluation of disclosure controls and procedures. The term “disclosure controls and procedures” is defined in Rule 13a — 15(e) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our chief executive officer and our chief financial officer have concluded, based on their evaluation as of June 30, 2005, that our disclosure controls and procedures are effective.
(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

SUNAIR ELECTRONICS, INC.

DATE: August 15, 2005	/S/ JOHN J. HAYES

JOHN J. HAYES, PRESIDENT AND CHIEF EXECUTIVE OFFICER

DATE: August 15, 2005	/S/ SYNNOTT B. DURHAM

SYNNOTT B. DURHAM, CHIEF FINANCIAL OFFICER