Form 10KSB
period 2005-09-30
SUNAIR SERVICES CORP
filed 2005-12-29
CIK 95366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission file number: 1-4334
SUNAIR SERVICES CORPORATION
(Name of Small business Issuer in Its Charter)

Florida	59-0780772
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

3005 S.W. Third Avenue	33315
Fort Lauderdale, FL
(Address of Principal Executive Offices)	(Zip Code)
Issuer’s Telephone Number, Including Area Code:
(954) 525-1505
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common stock $.10 par value	American Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
     Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐
     Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ☑
      Issuer’s revenues for the most recent fiscal year ended September 30, 2005 was $31,451,770.
      The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $26,287,391 as of December 27, 2005 based on the closing price of stock on the American Stock Exchange on said date.
      The number of shares outstanding of the registrant’s common stock as of December 27, 2005: 12,186,380 shares
Documents Incorporated By Reference
Portions of the Registrant’s definitive proxy statement for its 2005 annual meeting of shareholders, which proxy statement will be filed no later than 120 days after the close of the Registrant’s fiscal year ended September 30, 2005, are hereby incorporated by reference in Part III of this Annual Report on Form 10-KSB.
Transitional Small Business Disclosure Format: Yes ☐ No ☑

PART I
ITEM 1. BUSINESS
      Sunair Services Corporation (“Sunair,” the “Company,” “us,” “we” or “our”) is a Florida corporation organized in 1956. We changed our corporate name from Sunair Electronics, Inc. to Sunair Services Corporation in November, 2005. We operate through three business segments: Lawn and Pest Control Services; High Frequency Radio and Telephone Communications. For financial information regarding these segments, see Note 18 to the consolidated financial statements included in Item 7 herein.
      Our Lawn and Pest Control Services segment provides lawn care and pest control services to both residential and commercial customers.
      Our High Frequency Radio segment designs, manufactures and sells high frequency single sideband communications equipment and develops software and performs the design, integration testing and documentation of Communications, Command, Control, Computers, Intelligence, Surveillance and Reconnaissance, or C4ISR, systems utilized for long range voice and data communications in fixed station, mobile and marine for military and governmental applications.
      Our Telephone Communications segment installs and maintains telephony and fixed wireless systems.
The Lawn and Pest Control Services Segment
      On February 8, 2005, we closed a transaction with Coconut Palm Capital Investors II, Ltd. (“Coconut Palm”), which we entered into on November 17, 2004. Coconut Palm purchased from us 5,000,000 Units for an aggregate purchase price of $25 million. Each Unit consisted of (i) one share of our common stock, (ii) one warrant to purchase one share of our common stock at an exercise price of $6.00 per share with a term of three years and (iii) one warrant to purchase one share of our common stock at an exercise price of $7.00 per share with a term of five years. In connection with the investment by Coconut Palm, we formed a new Lawn and Pest Control Services segment for future acquisitions.
      The Lawn and Pest Control Services segment acquired its first company on June 7, 2005, through the acquisition by our subsidiary, Sunair Southeast Pest Holdings, Inc., of all of the outstanding capital stock of Middleton Pest Control, Inc. (“Middleton”). The aggregate purchase price for the outstanding capital stock of Middleton was $50 million, which was comprised of: (i) $35.0 million in cash; (ii) $5.0 million in the form of a subordinated promissory note; and (iii)1,028,807 shares of our common stock. On July 29, 2005, Middleton acquired substantially all of the assets of Four Seasons Lawn and Pest Control, Inc. (“Four Seasons”) for approximately $1.4 million in cash. In addition, on December 16, 2005, Middleton acquired Spa Creek Services, LLC d/b/a Pest Environmental, a pest control and termite services company located in Central Florida for a preliminary purchase price of approximately $5.5 million in cash.
      On December 16, 2005, we completed the first-tranche of a two-tranche sale of our securities to investors in a private placement pursuant to purchase agreements, dated December 15, 2005, by and among us and the investors of our common stock named therein (the “Purchase Agreements”). Pursuant to the Purchase Agreements, we agreed to sell up to an aggregate of 2,857,146 shares of our common stock at a price per share of $5.25 and warrants to purchase 1,000,000 shares of our common stock (the “Private Placement”) at an exercise price of $6.30 (subject to adjustment) with total gross proceeds (before fees and expenses) to us of approximately $15 million and net proceeds to us of approximately $13.8 million.
      The sale and issuance of our common stock in the Private Placement has been structured to close in two tranches. The first closing was completed on December 16, 2005, when we issued and sold an aggregate of 2,000,003 shares of our common stock and warrants to purchase 700,000 shares of our common stock. In the second closing, which is expected to occur on the twentieth day after we mail an information statement to our shareholders, we expect to sell an additional 857,143 shares of our common stock and warrants to purchase 300,000 shares of our common stock.
      We plan to use the proceeds from the sale of our common stock in the Private Placement to fund acquisitions that have operations in the lawn and pest control services sector. We plan initially to focus on acquisitions in the southeastern United States including Alabama, Georgia, Louisiana, Mississippi and Florida, but will consider additional “super regional” acquisitions in other geographic areas. Ultimately, we anticipate that with the formation of our new Lawn and Pest Control Services segment, we no longer will operate solely through our traditional High Frequency Radio segment. Furthermore, as we are able to grow our Lawn and Pest Control Services segment through acquisitions and, eventually through internal organic growth, we contemplate that this new division will become our dominant operation. Accordingly, if we are successful in implementing this strategy, it will represent a fundamental shift in the nature of our business.
Business of Middleton

     Overview
     Middleton, with headquarters located in Orlando, Florida, provides pest control and lawn care services to both residential and commercial customers. Middleton provides essential pest control services and protection against termite damage, rodents and insects to homes and businesses. In addition, Middleton supplies essential lawn care services to homes and businesses, which includes fertilization treatments and protection against disease, weeds and insects for lawns and shrubs. Middleton operates under the Middleton Lawn and Pest ControlR and Middleton Pest Control, Inc.
     Middleton was founded in 1952 as a single location in Orlando, Florida. Middleton has since grown to a network of 22 branches throughout central Florida and Florida’s northeast coast, from which it serves more than 71,000 accounts.
     Seasonality
     The lawn and pest control business is seasonal in nature. The termite swarm season, which generally occurs in early spring but varies by region depending on climate, leads to the highest demand for termite control services and therefore the highest level of revenues. Weather conditions, such as hurricanes, affect the demand for lawn care services and may result in a decrease in revenues or an increase in costs.
     Customers
     As of September 30, 2005, approximately 97% of Middleton’s revenues were derived from residential accounts and 3% of Middleton’s revenues were derived from commercial accounts. Middleton is not dependent on a single customer or a few customers, the loss of which would have a material adverse effect on the Lawn and Pest Control Services segment.
     The following table provides information regarding the services utilized by Middleton’s customers:

Service	% of Customers
Lawn Care	52%
General Pest Control	23%
Termite	24%
Mosquito	1%

Total	100%
As of September 30, 2005, 41% of Middleton’s customers use more than one service.
     Inventories
     Middleton has relationships with multiple vendors for lawn and pest control treatment products and maintains a sufficient level of chemicals, materials and other supplies to fulfill its immediate servicing needs and to alleviate any potential short-term shortage in availability from its national network of suppliers.
     Competition
     The lawn and pest control services industry, a highly fragmented industry which is actively consolidating, is made up of approximately 20,000 pest control firms nationally and approximately 2,300 in Florida. The top five firms account for approximately 30% of revenues in the market and the top 100 firms account for approximately 50% of the revenues. The principal methods of competition include quality of service, name recognition, pricing, assurance of customer satisfaction and reputation.
     Lawn Care Services. Competition in the market for lawn care services is strong, coming mainly from large national companies including TruGreen Chemlawn and, to a lesser extent, from local, independently owned firms and from homeowners who care for their own lawns.
     Pest Control Services. Competition in the market for pest control services is strong, coming mainly from thousands of regional and local, independently owned firms, from homeowners who treat their own pest control problems and from Orkin, Inc. and Terminix, which operate on a national basis.

     Marketing and Distribution
     Middleton markets its services primarily through an integrated marketing strategy which includes yellow pages advertisements, marketing to existing customers, television and radio advertising, print advertisements, direct mail and door-to-door solicitation.
     Middleton also uses the Internet to market its services. On the Middleton website (www.middletonpest.com), customers are able to schedule their services online, pay online, or ask a technical question any time of the day or night. In 2004, Middleton received over 22,000 hits on its website.
     Environmental and Regulatory Considerations
     Middleton is subject to various legislative and regulatory enactments that are designed to protect the environment, public health and consumer protection. Middleton believes that it is in substantial compliance with all such legislative and regulatory requirements. Compliance with these requirements has not had a material negative effect on its financial position, results of operations or liquidity.
     The Federal Insecticide Fungicide and Rodentcide Act (as amended) is a federal law that grants the responsibility of the states to be the primary agent in enforcement and conditions under which pest control companies operate. Each state must meet certain guidelines of the Environmental Protection Agency in regulating the following: licensing, record keeping, contracts, standards of application, training and registration of products. This allows each state to institute certain features that set their regulatory programs in keeping with special interests of the citizens’ and the pest control companies’ wishes in each state. Florida has enacted such guidelines which regulate and license the pest control industry in Florida. The pest control industry is impacted by these federal and state regulations.
     Employees
     The number of persons employed by Middleton as of September 30, 2005 was 349, which includes 108 salespersons, 153 technicians, 30 branch and district managers, 41 office associates, and 17 persons in Middleton’s corporate office.
The High Frequency Radio Segment
     Overview
     Our line of equipment is composed of proprietary HF/SSB radio equipment and ancillary items sold as operating units or combined into sophisticated systems that may interface with workstations, antennae, power sources, modems, message switching devices, cryptographic equipment, software and the like provided by others. Our products employ advanced solid state designs with computer controlled networking capabilities. In addition, we custom design systems incorporating various combinations of equipment into racks and control consoles that may interface with value added products and systems of other manufacturers.
     Seasonality
      The High Frequency Radio segment’s business is subject to limited seasonal variation.
     Customers
     We currently derive, and expect to continue to derive, a significant portion of our revenues from our larger customers. Historically, these customers have placed orders with us on a project-by-project basis, which orders have accounted for a significant portion of our revenues during any fiscal year. We expect to continue to depend upon project orders from these customers, and a relatively small group of other customers, for a significant percentage of our revenues. The loss of, or a significant decrease in, project orders from these customers would have a material adverse effect on our revenues.
     Further, 14% of our sales in fiscal 2005 were to the U.S. Government. Any significant disruption or deterioration of our relationship with the U.S. Government could significantly reduce our revenues.

     Inventories
     Raw materials, purchased parts and related items are available from various suppliers located throughout the country. Management believes that the items required in the manufacture of its electronic equipment are available in sufficient quantities to meet manufacturing requirements with some extended deliveries.
     Competition
     We operate in a competitive business that is sensitive to changing technology. Although successful product and systems development is not dependent necessarily on substantial financial resources, most of our competitors are larger and can maintain higher levels of expenditures for research and development than we can. Our competitors include large multinational communications companies, as well as smaller companies with developing technology expertise. Our competitors for U.S. Government contracts typically are large, technically competent firms with substantial assets. Principal competitive factors in these businesses are cost-effectiveness, product quality and reliability, technological capabilities, service and the ability to meet delivery schedules.
     Marketing and Distribution
     Our products and engineering capabilities are marketed both domestically and internationally and are primarily intended for strategic military and other governmental applications. Sales are executed direct through systems engineering companies, worldwide commercial and foreign governmental agencies or direct to the U.S. Government.
     We sell through a network of dealers and representatives located throughout the United States and over 100 other nations. In addition, sales are made on a direct basis to segments of the U.S. Government. A substantial amount of our sales are made to customers outside the United States and are handled through our wholly owned subsidiary, Sunair International Sales Corp. We maintain a sales and service organization geared to train and assist not only its dealers, but larger governmental users throughout the world. Training programs are conducted at our facilities and in the field.
     Employees
     The number of persons employed in the High Frequency Radio segment was 62, which includes 35 assemblers and test technicians, 8 engineering staff and 19 in various office and administrative positions.
     Engineering
      We maintain an engineering department which included six full-time engineers, one tech writer and a full-time technician in 2005. We also utilized the services of temporary technicians at various times throughout the year.
     Essentially all export sales are covered by irrevocable letters of credit or sight drafts. It is believed that over 80% of the non-U.S. Government sales ultimately enter the export market either directly or via resale by domestic customers. For amounts of export sales by geographic area, sales to governmental agencies of the U.S. and to foreign governments for the years ended September 30, 2005 and 2004, see Note 18 to the consolidated financial statements included in Item 7 herein.
The Telephone Communications Segment
     Overview

     For the purpose of expanding into the telecommunication market, we acquired all of the issued and outstanding common stock of Percipia, Inc. (“Percipia”) and its wholly-owned subsidiary, Percipia Networks, Inc, on August 6, 2004. The aggregate purchase price consisted of cash of $841,510 (including $53,550 paid to retire all outstanding stock options of Percipia and $127,960 paid for acquisition costs) and 190,000 shares of our common stock valued at $997,500 based on an average price of $5.25 over the thirty days prior to the acquisition for a total purchase price of $1,839,010. As a result, Percipia became a wholly owned-subsidiary of ours. Percipia provides installation and maintenance of telephone systems to various industries, most notably, hospitality. The number of persons employed by Percipia is 20.
     In addition, to further expand into the telecommunication market, on October 5, 2004, we acquired substantially all of the assets and assumed certain liabilities of Telecom FM Limited (“Telecom”) for $1,500,000 cash. Telecom is a private limited company incorporated in the U.K. Telecom distributes and installs telecommunications devices providing fixed wireless access to network and data service providers. The number of persons employed by Telecom is 20.
Research and Development
     During the fiscal years ended September 30, 2005 and 2004, we expended approximately $176,000 and $425,000 respectively, on product development and engineering.
Backlog
     The backlog of our unfilled orders in the High Frequency Radio and Telephone Communications segments as of September 30 is as follows:

2005	2004
$4,542,000	$7,208,000
     All orders at September 30, 2005 are expected to be shipped within the current fiscal year. We attempt to fill most orders from our finished goods stock and thus do not look to backlog as a major indication of activity.
Risks Factors
General Risk Factors
The nature of the stock ownership of our company consolidates influence over our company in the hands of a few shareholders.
     Our officers and directors beneficially own, directly or indirectly and, in the aggregate, a significant percentage of the outstanding shares of our common stock and have the ability to significantly influence the outcome of any matters submitted to a vote of our shareholders.
We do not anticipate paying any dividends on our common stock.
     Over the last five years, we have not paid any dividends on our common stock. We anticipate that for the foreseeable future we will continue to retain any earnings for use in the operation of our business. Any future determination to pay cash dividends will be at the discretion of our board of directors and will depend on our earnings, capital requirements, financial condition and other factors deemed relevant by our board of directors.
An increased number of shares of our common stock in the market may adversely impact the market price of our common stock.
     Sales of large amounts of our common stock in the public market, exercise of the warrants sold to Coconut Palm and the investors in the Private Placement, completion of future purchases of companies in the lawn and pest control services sector in which shares of our common stock constitutes a part or all of the purchase price or completion of other sales of our common stock to raise funds to complete purchases of lawn and pest control services companies could adversely affect the prevailing market price of our common stock, even if our business is doing well. These potential sales could also impair our ability to raise additional capital through the sale of equity securities.
Our stock is thinly traded.
     While our stock trades on the American Stock Exchange, our stock is thinly traded and an investor may have difficulty in reselling his or her shares quickly. The low trading volume of our common stock is outside of our control, and we cannot guarantee that the trading volume will increase in the near future or that, even if it does increase in the future, it will be maintained. Without a large float, our common stock is less liquid than the stock of companies with broader public ownership and, as a result, the trading prices of our common stock may be more volatile. In addition, in the absence of an active public trading market, an investor may be unable to liquidate his or her investment in us. Trading of a relatively small volume of our common stock may have a greater impact on the trading price for our stock than would be the case if our public float were larger. We cannot predict the prices at which our common stock will trade in the future.
Risk Factors Related to the Lawn and Pest Control Services Segment
We may not be able to compete in the competitive and technical pest control industry in the future.

     We operate in a highly competitive business that is sensitive to changing technology. Our revenues and earnings may be adversely affected by changes in competitive prices. Competition in the market for lawn care services is strong, coming mainly from large national companies including TruGreen Chemlawn and, to a lesser extent, from local, independently owned firms and from homeowners who care for their own lawns. Competition in the market for pest control services is strong, coming mainly from thousands of regional and local, independently owned firms, from homeowners who treat their own pest control problems and from Orkin, Inc. and Terminix which operate on a national basis.
     We believe that the principal competitive factors in the market areas that we serve are quality of service, pricing, assurance of customer satisfaction and reputation. No assurance can be given that we will be able to compete successfully against current or future competitors or that the competitive pressures that we face will not result in reduced revenues and market share.
Our operations are affected by adverse weather conditions.
     Our operations are directly affected by the weather conditions in Florida. Middleton’s business is affected by the seasonal nature of its termite control services. The termite swarm season, which generally occurs in early spring but varies by region depending on climate, leads to the highest demand for termite control services and therefore the highest level of revenues. Weather conditions affect the demand for lawn care services and may result in a decrease in revenues or an increase in costs. In addition, because Middleton’s operations are conducted in Florida, its business may be adversely affected by interruptions in business and property damage caused by severe weather conditions such as hurricanes, tropical storms and flooding.
Our inability to attract and retain skilled workers may impair growth potential and profitability.
     Our ability to remain productive and profitable will depend substantially on our ability to attract and retain skilled workers. Our ability to expand our operations is in part impacted by our ability to increase our labor force. The demand for skilled employees is high, and the supply is very limited. A significant increase in the wages paid by competing employers could result in a reduction in our skilled labor force, increases in the wage rates paid by us, or both. If either of these events occurred, our capacity and profitability could be diminished, and our growth potential could be impaired.
Our operations may be adversely affected if we are unable to comply with regulatory and environmental laws.
     Our business is significantly affected by environmental laws and other regulations relating to the pest control industry and by changes in such laws and the level of enforcement of such laws. We are unable to predict the level of enforcement of existing laws and regulations, how such laws and regulations may be interpreted by enforcement agencies or court rulings, or whether additional laws and regulations will be adopted. We believe our present operations substantially comply with applicable federal and state environmental laws and regulations. We also believe that compliance with such laws has had no material adverse effect on our operations to date. However, such environmental laws are changed frequently. We are unable to predict whether environmental laws will, in the future, materially affect our operations and financial condition. Penalties for noncompliance with these laws may include cancellation of licenses, fines, and other corrective actions, which would negatively affect our future financial results.
We expect to acquire other businesses, which may adversely affect our operating results, financial condition and existing business.
     In addition to Middleton, we plan to continue to acquire additional lawn and pest control services companies. The success of our acquisition program will depend on, among other things:
•	the availability of suitable candidates;

•	competition from other companies for the purchase of available candidates;

•	our ability to value those candidates accurately and negotiate favorable terms for those acquisitions;

•	the availability of funds to finance acquisitions; and

•	the availability of management resources to oversee the integration and operation of the acquired businesses.
     Financing for the acquisitions may come from several sources, including our existing cash on hand as well as the proceeds from the exercise of outstanding warrants, the incurrence of indebtedness or the issuance of additional common stock, preferred stock or other securities. The issuance of a material amount of additional securities could, among other things:
•	result in substantial dilution of the percentage ownership of our shareholders at the time of issuance;

•	result in the substantial dilution of our earnings per share;

•	adversely affect the prevailing market price for our common stock; and

•	result in increased indebtedness, which could negatively affect our liquidity and operating flexibility.
Our inability to successfully integrate businesses we acquire could have adverse consequences on our business.
     We intend to experience significant growth through acquisitions. Acquisitions result in greater administrative burdens and operating costs and, to the extent financed with debt, additional interest costs. We cannot assure you that we will be able to manage or integrate acquired companies or businesses successfully. The process of integrating our acquired businesses may be disruptive to our business and may cause an interruption of, or a loss of momentum in, our business as a result of the following factors, among others:
•	loss of key employees or customers;

•	possible inconsistencies in standards, controls, procedures and policies among the combined companies and the need to implement company-wide financial, accounting, information and other systems;

•	failure to maintain the quality of services that the companies have historically provided;

•	the need to coordinate geographically diverse organizations; and

•	the diversion of management’s attention from our day-to-day business as a result of the need to deal with any disruptions and difficulties and the need to add management resources to do so.
     These disruptions and difficulties, if they occur, may cause us to fail to realize the cost savings, revenue enhancements and other benefits that we currently expect to result from that integration and may cause material adverse short- and long-term effects on our operating results and financial condition.
We may not realize the anticipated cost savings and other benefits from our acquisitions.
     Even if we are able to integrate the operations of acquired businesses into our operations, we may not realize the full benefits of the cost savings, revenue enhancements or other benefits that we anticipate. The potential cost savings associated with an acquisition are based on analyses completed by our employees. These analyses necessarily involve assumptions as to future events, including general business and industry conditions, costs to operate our business and competitive factors, many of which are beyond our control and may not materialize. While we believe these analyses and their underlying assumptions to be reasonable, they are estimates which are difficult to predict and necessarily speculative in nature. If we achieve the expected benefits, they may not be achieved within the anticipated time frame. Also, the cost savings and other synergies from these acquisitions may be offset by costs incurred in integrating the companies, increases in other expenses, operating losses or problems in the business unrelated to these acquisitions.
Our Lawn and Pest Control Services segment is dependent upon the services of John J. Hayes and Gregory Clendenin and our ability to hire additional executive officers to manage that division.
     We are dependent upon the services of John J. Hayes, our President and Chief Executive Officer, and Gregory Clendenin, the Chief Executive Officer of Sunair Southeast Pest Holdings and Middleton, who are knowledgeable in the lawn and pest control services industry and are important to our change in business strategy. The loss of the services of Mr. Hayes or Mr. Clendenin would have a significant adverse effect on us as we would no longer be able to benefit from their knowledge, experience and guidance. In addition, our inability to attract additional executive officers to manage the Lawn and Pest Control Services segment could seriously harm the business, results of operations and financial condition of that division.
We may encounter difficulties with our new management team and new operating focus.
     We expect that we will encounter challenges and difficulties similar to those frequently experienced by companies operating under a new or revised business plan with a new management team. These challenges and difficulties relate to our ability to:
•	attract new customers and retain existing customers;

•	generate sufficient cash flow from operations or through additional debt or equity financings to support our growth strategy;

•	hire, train and retain sufficient additional financial reporting management, operational and technical employees; and

•	install and implement new financial and other systems, procedures and controls to support our growth strategy with minimal delays.
     If the actions taken to integrate our Lawn and Pest Control Services segment into our general corporate structure encounter greater difficulties than anticipated, we may be required to use additional resources to complete the integration which could divert management’s attention and strain operational and financial resources. We may not successfully address any or all of these challenges, and our failure to do so would adversely affect our business plan and results of operations, our ability to raise additional capital and our ability to achieve enhanced profitability.
Product liability claims or inadequate product liability insurance coverage may have a material adverse effect on our business, financial condition and future prospects.
     We face an inherent risk of product liability exposure related to our use of pesticides and chemicals in our lawn and pest control business. An individual may bring a product liability claim against us if one of the products that we use causes, or appears to have caused, an injury. Product liability claims may result in:
•	substantial monetary awards to plaintiffs;

•	costs of related litigation;

•	injury to our reputation; and

•	decreased demand for our products.
     We currently maintain product liability coverage against risks associated with our services. Insurance coverage may not be available in the future at an acceptable cost, if at all, or in sufficient amounts to protect us against such liability. The obligation to pay any product liability claim in excess of whatever insurance we are able to acquire could have a material adverse effect on our business, financial condition and future prospects.
Risk Factors Related to the Communications Segment.
We are dependent upon key members of our management team.
     We are dependent upon the services of James E. Laurent, Synnott B. Durham and Henry A. Budde, the President, Vice President of Finance, and Vice President of Operations, respectively, of our communications segment. The loss of the services of any of these executive officers could have a material adverse effect on us as we would no longer be able to benefit from their knowledge, experience and guidance.
Our business could be materially impacted by the loss of orders from any one of our larger customers.
     We currently derive, and expect to continue to derive, a significant portion of our revenues from our larger customers. Historically, these customers have placed orders with us on a project-by-project basis, which orders have accounted for a significant portion of our revenues during any fiscal year. We expect to continue to depend upon project orders from these customers, and a relatively small group of other customers, for a significant percentage of our revenues. The loss of, or a significant decrease in, project orders from these customers would have a material adverse effect on our revenues.
We depend on the U.S. Government for a material portion of our sales, and the loss of this relationship or a shift in government funding could have adverse consequences on our business.
     14% of our sales in fiscal 2005 were to the U.S. Government. Any significant disruption or deterioration of our relationship with the U.S. Government could significantly reduce our revenues. Our U.S. Government sales must compete with sales efforts managed by other defense contractors for a limited number of programs and for uncertain levels of funding. Our competitors continuously engage in efforts to expand their business relationships with the U.S. Government and likely will continue these efforts in the future. The U.S. Government may choose to use other defense contractors for its limited number of defense programs. In addition, the funding of defense programs also competes with nondefense spending of the U.S. Government. Budget decisions made by the U.S. Government are outside of our control and have long-term consequences for our business. A shift in government defense spending to other programs in which we are not involved, or a reduction in U.S. Government defense spending generally, could have adverse consequences on our business.
We depend significantly on U.S. and foreign government contracts, which are only partially funded, subject to immediate termination, and heavily regulated and audited.
     The termination or failure to fund one or more U.S. or foreign government contracts could have an adverse impact on our business. Over its lifetime, a government program may be implemented by the award of many different individual contracts and subcontracts. The funding of government programs in the U.S. is subject to Congressional appropriations. Although multi-year contracts may be authorized in connection with major procurements, Congress generally appropriates funds on a fiscal year basis even though a program may continue for several years. Consequently, programs often receive only partial funding initially, and additional funds are committed only as Congress makes further appropriations. The funding of government programs in foreign countries is similarly subject to appropriations by the foreign country’s government. The termination of funding for a government program would result in a loss of anticipated future revenues attributable to that program. That could have an adverse impact on our operations. In addition, the termination of a program or the failure to commit additional funds to a program that already has been started could result in lost revenue. Under certain conditions, government contracts are subject to oversight audits by government representatives. In addition, the contracts generally contain provisions permitting termination, in whole or in part, without prior notice at the government’s convenience upon the payment of compensation only for work done and commitments made at the time of termination. No assurance can be given that one or more of our government contracts will not be terminated under these circumstances. Also, no assurance can be given that we would be able to procure new government contracts to offset the revenues lost as a result of any termination of our government contracts. Because a significant portion of our revenues are dependent on our procurement, performance and payment under our government contracts, the loss of one or more large contracts could have an adverse impact on our financial condition.
     Our government business also is subject to specific procurement regulations and a variety of socioeconomic and other requirements. These requirements, although customary in government contracts, increase our performance and compliance costs. These costs might increase in the future, thereby reducing our margins, which could have an adverse effect on our financial condition. Failure to comply with these regulations and requirements could lead to suspension or debarment, from government contracting or subcontracting for a period of time. Among the causes for debarment are violations of various statutes, including those related to procurement integrity, export control, government security regulations, employment practices, protection of the environment, accuracy of records and recording of costs. The termination of a government contract or relationship as a result of any of these acts would have an adverse impact on our operations and could have an adverse effect on our reputation and ability to procure other government contracts in the future.
Our future success will depend on our ability to develop new products that achieve market acceptance.
     Both our commercial and defense businesses are characterized by rapidly changing technologies and evolving industry standards. Accordingly, our future performance depends on a number of factors, including our ability to:
•	identify emerging technological trends in our target markets;

•	develop and maintain competitive products;

•	enhance our products by adding innovative features that differentiate our products from those of our competitors; and

•	manufacture and bring cost-effective products to market quickly.
     We believe that, in order to remain competitive in the future, we will need to continue to develop new products, which will require the investment of significant financial resources in new product development. The need to make these expenditures could divert our attention and resources from other projects, and our management cannot be sure that these expenditures ultimately will lead to the timely development of new products. Due to the design complexity of some of our products, we may experience delays in completing development and introducing new products in the future. Any delays could result in increased costs of development or redirect resources from other projects. In addition, we cannot provide assurances that the markets for our products will develop as we currently anticipate. The failure of our products to gain market acceptance could reduce significantly our revenues and harm our business. Furthermore, we cannot be sure that our competitors will not develop competing products that gain market acceptance in advance of our products or that our competitors will not develop new products that cause our existing products to become obsolete. If we fail in our new product development efforts or our products fail to achieve market acceptance more rapidly than those of our competitors, our revenues will decline and our business, financial condition and results of operations will be adversely affected.
Our international sales are subject to risks related to doing business in foreign countries.

     39% of our revenues for fiscal 2005 were from international operations, under U.S. dollar denominated contracts. Our international business may be subject to a variety of risks, including equipment seizure, political instability, expropriation, nationalization, modification or renegotiation of contracts, war and civil disturbances or other risks that may limit or disrupt markets, competition, potential technology changes, changes in or the lack of anticipated changes in the regulatory environment in various countries, the risks inherent in new product and service introductions and the entry into new geographic markets, increased costs associated with maintaining international marketing efforts, the introduction of non-tariff barriers and higher duty rates and difficulties in enforcement of contractual obligations and intellectual property rights. There can be no assurance that such factors will not have a material adverse effect on our future international sales and, consequently, on our business, financial condition or results of operations.
We operate in a competitive business.
     We operate in a competitive business that is sensitive to changing technology. Although successful product and systems development is not dependent necessarily on substantial financial resources, most of our competitors are larger and can maintain higher levels of expenditures for research and development than we can. Our competitors include large multinational communications companies, as well as smaller companies with developing technology expertise. Our competitors for U.S. Government contracts typically are large, technically competent firms with substantial assets. Principal competitive factors in these businesses are cost-effectiveness, product quality and reliability, technological capabilities, service and the ability to meet delivery schedules. No assurance can be given that we will be able to compete successfully against our current or future competitors or that the competitive pressures that we face will not result in reduced revenues and market share.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
      The Private Securities Litigation Reform Act of 1995, the Reform Act, provides a safe harbor for forward-looking statements made by or on our behalf. We and our representatives may, from time to time, make written or verbal forward-looking statements, including statements contained in our filings with the Securities and Exchange Commission, including this Annual Report on Form 10K-SB, and in our reports to shareholders. Generally, the inclusion of the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” and similar expressions identify statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and that are intended to come within the safe harbor protection provided by those sections. All statements addressing operating performance, events, or developments that we expect or anticipate will occur in the future, including statements relating to sales growth, earnings or earnings per share growth, and market share, as well as statements expressing optimism or pessimism about future operating results, are forward-looking statements within the meaning of the Reform Act.
      The forward-looking statements are and will be based upon our management’s then-current views and assumptions regarding future events and operating performance, and are applicable only as of the dates of such statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. By their nature, all forward-looking statements involve risks and uncertainties. Actual results, including our revenues, expenses, gross margins, cash flows, financial condition, and net income, as well as factors such as our competitive position, the demand for our products and services and our customer base, may differ materially from those contemplated by the forward-looking statements or those currently being experienced by us for a number of reasons, including but not limited to risk factors set forth above under “Risk Factors.”
      The risk factors described beginning on page 5 are not exhaustive. We cannot assure you that we have correctly identified and appropriately assessed all factors affecting our business or that the publicly available and other information with respect to these matters is complete and correct. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial also may adversely impact us. Should any risks and uncertainties develop into actual events, these developments could have material adverse effects on our business, financial condition, and results of operations. For these reasons, we caution you not to place undue reliance on our forward-looking statements.
ITEM 2. DESCRIPTION OF PROPERTIES
Lawn and Pest Control Services Segment
      Middleton’s corporate headquarters, which are leased by Middleton, are located at 1900 33rd Street, Orlando, FL 32839. Middleton is currently building a new corporate headquarters building in Orlando, Florida, which should be complete by late 2005. Middleton leases all of its 22 branch offices used in its business. The following is a list of the district and branch locations:

Orlando District Office	Daytona District Office	Tampa District Office

Orlando, Florida	Daytona Beach, Florida	Tampa, Florida

Kissimmee, Florida	Cocoa, Florida	Lakeland, Florida

Longwood, Florida	Orange City, Florida	Winter Haven, Florida

Leesburg, Florida	Palm Coast, Florida	Clearwater, Florida

Clermont, Florida	New Smyrna, Florida	Sarasota, Florida

Gainesville, Florida	Melbourne, Florida

Ocala, Florida	Vero Beach, Florida

St. Augustine, Florida

Stuart, Florida

Jacksonville, Florida

High Frequency Radio Segment
     Manufacturing, Sales and Administrative operations are conducted at 3005 S.W. Third Avenue, Fort Lauderdale, Florida, 33315, within one concrete block building containing approximately 32,000 sq. ft. of floor space on approximately 1.6 acres of land, all of which is owned in fee simple by us.
Telephone Communications Segment
     Percipia and Telecom each reside in leased office and warehouse space. Percipia is located at 858 Morrison Road, Gahanna, OH, 43230 and Telecom is located in the U.K. at 895 Plymouth Road, Scough, Berkshire, SL1 4LP, U.K.
ITEM 3. LEGAL PROCEEDINGS
     On November 21, 2005, a lawsuit was filed in Franklin County, Ohio, against Percipia and its Chief Technology Officer, Hari Kesavan, claiming that Percipia interfered with employment relationships with two individuals who were employed by the plaintiff, Halcyon Solutions, Inc. The plaintiff seeks compensatory damages and punitive damages, each in excess of the presumptive jurisdictional amount of $25,000, and attorneys’ fees and costs. Percipia and Mr. Kesavan deny any improper conduct and contend that the claims asserted by the plaintiff are without merit and intend to vigorously defend against such claims.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matter was submitted to the vote of security holders during the fourth quarter of fiscal 2005.
PART II
ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES
(a) The following table sets forth the high and low sale price of the Company’s common stock as traded on the American Stock Exchange under the symbol SNR.

	High	Low
Year ended September 30, 2004
First quarter	$7.18	$3.80
Second quarter	7.80	5.60
Third quarter	6.75	5.10
Fourth quarter	5.75	4.40
Year ended September 30, 2005
First quarter	$17.50	$4.51
Second quarter	17.15	11.60
Third quarter	13.20	8.90
Fourth quarter	13.70	6.79
      As of December 27, 2005, there were approximately 1,200 shareholders of record.
     We have not paid a dividend on our common stock and anticipate that we will retain future earnings, if any, to fund the development and growth of our business. Consequently, we do not anticipate paying cash dividends on our common stock in the foreseeable future.
(b) The following table sets forth information, as of the end of fiscal year 2005, with respect to the Company’s compensation plan under which the Company’s common stock is authorized for issuance:

Equity Compensation Plan Information

Number of
securities
remaining available
for
	Number of		future issuance
	securities to	Weighted-	under
	be issued upon	average	equity
	exercise	exercise price of	compensation
	of outstanding	outstanding	plans (excluding
	options,	options,	securities reflected
	warrants and	warrants and	in
	rights	rights	column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by stockholders	10,475,836	6.59	545,831
Equity compensation plans not approved by stockholders	0	0	0
Total	10,475,836	6.59	545,831

     (c) Not Applicable
     (d) Not Applicable
ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
General
As discussed in Item 1. Business, with the recent acquisition of Middleton and the formation of the Lawn and Pest Control Services segment, we no longer operate solely through our traditional business segments. Furthermore, as we are able to grow the new Lawn and Pest Control Services segment through acquisitions and, eventually through internal organic growth, it is contemplated that this new segment will become our dominant operation. We plan to use funds from the sale of common stock in the Private Placement to fund acquisitions that have operations in the lawn and pest control services sector. Accordingly, if we are successful in implementing this strategy, it will represent a fundamental shift in the nature of our business. In connection with this change in business strategy, we intend to divest ourselves of certain non-core assets acquired in connection with our purchase of: (i) Percipia; and (ii) the assets of Telecom.
Liquidity
For the fiscal year ended September 30, 2005, we had positive cash flow from operations of $2,372,971 due to increases in reserves, accounts payable and accrued expenses. The primary reason for these increases was due to the acquisitions made in the Lawn and Pest Control Services segment. Accounts receivable and prepaid and other current assets increased for the same reason.
Cash flows used by investing activities for the fiscal year ended September 30, 2005 were $37,438,748 which consisted of costs incurred in the acquisition of Middleton and Four Seasons, less cash received in the acquisition of Middleton as well as the payment of the amount due on the acquisition of Telecom in 2004 and the proceeds from the redemption of held-to-maturity investments.
Cash flows provided by financing activities for the fiscal year ended September 30, 2005 were $34,414,252 provided by proceeds from the sale of common stock to Coconut Palm, borrowing under a line of credit for the asset purchase of Middleton, less the repayment of a portion of the line of credit, and proceeds from the exercise of stock options.
During the fiscal year ended September 30, 2005, we had short term investments and cash or cash equivalents more than adequate to cover known requirements, unforeseen events or uncertainties that might occur. Our known requirements consist of normal operating expenses. During this twelve month period, cash and cash equivalents had an average balance of $10,655,000 as opposed to an average balance of $1,788,000 for the twelve months ending September 30, 2004. Cash equivalents are money market funds that are readily available for immediate use should the occasion arise. It is anticipated that we will remain as liquid during fiscal 2006. Our current ratio as of September 30, 2005 was 2.0 compared to 3.9 as of September 30, 2004.
We record reserves for inventory shrinkage and obsolescence, when considered necessary. For the year just ended inventory shrinkage and obsolescence reserves increased $99,360 as compared to an increase of $310,760 in 2004 due to a write down of obsolete and discontinued products. Accounts receivable consist of balances due from sales. We monitor accounts receivable and provide allowances when considered necessary. As of September 30, 2005, we established an allowance of $144,194. As of September 30, 2004 we established an allowance of $48,485.
Non-cash interim reserves are maintained to cover items such as warranty repairs in process and other charges that may be in dispute. No letters of credit involve foreign exchange.
Capital Resources
During the twelve months of fiscal 2005, $337,772 was spent for Capital Assets. These funds were primarily used for leasehold improvements and equipment. No expenditures are contemplated for extensive maintenance in fiscal 2006. Liabilities consist of current accounts payable, accrued expenses related to the current accounting period, customer deposits, and the current and long-term portion of notes payable.
We have a revolving line of credit with a financial institution. The maximum credit limit is $20,000,000. Interest is compounded daily based upon the London Interbank Offering Rate (LIBOR) plus a variable percentage based on the leverage ratio. The interest rate at September 30, 2005 was approximately 6%. The revolving line of credit has a commitment fee in the amount of .375% per annum on the average daily unused amount of the aggregate revolving committed amount. The revolving line expires on June 7, 2007. The revolving line of credit requires us to maintain specified financial ratios regarding leverage, interest coverage and EBITDA. The revolving line of credit also places certain restrictions on, among other things, our ability to create or incur indebtedness, pay or make dividends or other distributions, create or permit certain liens, enter into transactions with affiliates and merge or consolidate with other entities. The balance due on the line was $12,000,000 at September 30, 2005. As of September 30, 2005, the amount available under the line of credit was $656,462.
Results of Operations
Fiscal Year Ended 2005 Compared to Fiscal Year Ended 2004
During fiscal 2005, sales of $31,451,770 were up 218.2% or $21,566,395 from fiscal 2004. Of those, sales of $12,822,000 or 40.8% was attributed to the Lawn and Pest Control Services segment, all of which occurred in the last 4 months of this fiscal year. $9,921,318 or 31.5% was attributed to the High Frequency Radio segment, and $8,708,452 or 27.7% was attributed to the wholly owned subsidiaries of Percipia and Telecom, in the Telephone Communications segment, which were acquired in the fourth quarter of fiscal 2004. Sales in the High Frequency Radio segment are not recurring businesses, and accordingly, are not expected to continue to grow at this rate in fiscal 2006. We expect that sales in the High Frequency Radio segment will move back toward a more historical revenue range in 2006.
Backlog of $4,542,000 was lower at September 30, 2005 compared to $7,208,000 at September 30, 2004. due in part to the increase in sales in the High Frequency Radio segment, which temporarily depleted backlog, offset by increases in backlog at Percipia.
Cost of sales was slightly higher at 67.5% of sales in fiscal 2005 as compared to 57.5% of sales in fiscal 2004. This increase is primarily due to a change in product mix with decreased percentages of system engineering and integration which carry lower overheads than manufacturing processes and higher costs incurred by the Telephone Communications segment. Cost of Sales for the Lawn and Pest Control Services segment was $7,890,172 or 61.5%. The High Frequency Radio segment had cost of sales of $6,574,119 or 66.3% and the Telephone Communications was $6,780,470 or 77.9%. Inventories increased 4.8% or $350,772 primarily due to increases in inventories received from the acquisition of Middleton which were greater than the reductions realized by the other segments. We continue our efforts to reduce inventories to lower levels.
Selling, general and administrative expenses increased 264.7% or $7,273,322 due to the expenses incurred by the newly created home office and overhead associated with increased legal expenses, the acquisition of Middleton and Four Seasons in June and July of the current fiscal year and Percipia and Telecom in the fourth quarter of fiscal 2004, and the amortization of customer lists associated with our acquisition of Middleton and Four Seasons. Expenses continue to be incurred for expanded market exposure and increased product applications.
Interest income increased $68,975 due to the short term investment of proceeds received from the sale of stock. Interest expense was incurred on obligations incurred on the purchase of Middleton and for the establishment and use of the bank line of credit as discussed below. Other income increased slightly as there was some activity in this area for fiscal 2005.
During 1995, it was determined that continued operations of its Interest Charge-Domestic International Sales Corporation (IC-DISC) subsidiary’s election was no longer advantageous to us. Accordingly, the election of the subsidiary was discontinued and its retained earnings of approximately $3,200,000 were distributed to us. Federal tax regulations provide for the taxation of such distribution over a ten year period in equal annual increments. Utilizing the maximum tax rates, the income tax consequences of such distribution will approximate $122,000 per year. No interest is payable on this unpaid portion.

Concentration Risk
We at various times during the year maintain cash balances in excess of federally insured (FDIC) limits. The uninsured balances were approximately $2,044,785 and $3,866,000 at September 30, 2005 and 2004, respectively.
Business Risk
We derive a portion of our revenue from international operations, under U.S. dollar denominated contracts. Risks associated with operating in international markets include equipment seizure, political instability, expropriation, nationalization, modification or renegotiation of contracts, war and civil disturbances or other risks that may limit or disrupt markets.
Critical Accounting Policies
Use of estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Accounts Receivable
Accounts receivable consist of balances due from sales. We monitor accounts receivable and provide allowances when considered necessary. As of September 30, 2005 and 2004, we established an allowance of $144,194 and $48,485 respectively.
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
Inventories
Inventories, which consist of raw materials, work-in-process, and finished goods, are stated at the lower of cost or market value, cost being determined using the first in, first out method. Fixed and variable manufacturing costs and overhead are included in the carrying values of finished goods and work-in-process. We record reserves for inventory shrinkage and obsolescence, when considered necessary. For the year just ended, inventory shrinkage and obsolescence reserves increased $99,360.
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
Software costs
We capitalize certain costs associated with software development in accordance with Statement of Financial Accounting Standard #86 (FASB #86) “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” We amortize costs for periods of 5 to 10 years, the estimated economic life of the asset.
Customer Lists
Pursuant to the acquisition of Middleton, we recorded Customer lists as an intangible asset in the amount of $10,500,000, which amount was determined pursuant to an independent third-party appraisal. We are amortizing the Customer list over its estimated economic life of 8 years.
Pursuant to the acquisition of Four Seasons by our subsidiary (Middleton), we recorded Customer lists as an intangible asset in the amount of $204,000. We are amortizing the Customer list over its estimated economic life of 8 years.
Impairment of long-lived assets and long-lived assets to be disposed of
We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the assets exceeds the fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. There were no assets impaired during the years ended September 30, 2005 and 2004.
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
Advertising costs
We expense advertising costs as incurred. Advertising expenses totaled approximately $1,230,226 and $25,382 for the years ended September 30, 2005 and 2004, respectively.
Research and development
Expenditures for research and development are charged to operations as incurred. Total research and development expenses amounted to approximately $176,000 and $425,000 for the years ended September 30, 2005 and 2004, respectively.

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
Comprehensive Income
Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes certain changes in equity that are excluded from net income. At September 30, 2005, accumulated other comprehensive income was comprised of cumulative foreign currency translation adjustments.
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
Income taxes
We account for income taxes using SFAS No. 109, “Accounting for Income Taxes”, which requires recognition of deferred tax liabilities and assets for expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recorded for deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized.
Recent Accounting Pronouncements
In January 2003, the FASB issued Financial Interpretations (FIN) No. 46, “Consolidation of Variable Interest Entities”, which requires the consolidation of, and disclosures about, variable interest entities (VIEs). VIEs are entities for which control is achieved through means other than voting rights. In December 2003, the FASB revised FIN No 46 to incorporate all decisions, including those in previously issued FASB Staff Positions (FSP), into one Interpretation. The revised Interpretation superseded the original Interpretation. We do not have any variable interest entities as defined by FIN No. 46 and therefore the interpretation did not affect our financial position, results of operations or cash flows.
In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149 “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities”, which is effective for all derivative and hedging activities initiated after June 30, 2003. We have no derivative or hedging activities. Therefore, the adoption of Statement No. 149 is not expected to materially affect our financial statements.
In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150 “Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity”, which is effective for all financial instruments after June 15, 2003. Since we have no such financial instruments, the adoption of Statement No. 150 is not expected to materially affect our financial statements.
In December 2004, the FASB issued SFAS No 123 (revised 2004), Share-Based Payment. SFAS No. 123 (R) will require us to recognize compensation expense for all stock-based compensation in our consolidated statements of earnings. Pro forma disclosure will no longer be an alternative. SFAS No. 123 (R) will also require the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow, as required under current guidance. The new requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. This statement is effective for fiscal years beginning after June 15, 2005, with early adoption permitted. We expect to implement the new standard beginning with the first quarter of fiscal 2006.
In November 2004 the FASB issued SFAS No. 151, Inventory Costs. SFAS No. 151 amends the guidance in Accounting Research Bulletin 43, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expenses, freight, handling costs and wasted material (spoilage) cost. SFAS No. 151 requires those items to be excluded from the cost of inventory and expensed when incurred. It also requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. We are still evaluating the impact of adopting SFAS No 151, but we do not expect it to have a material impact on our consolidated results of operations or financial position.
In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections”, a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement provides guidance on accounting for reporting of accounting changes and error corrections. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the statement to have a material effect on its financial statements.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
BERENFELD SPRITZER SHECHTER & SHEER
CERTIFIED PUBLIC ACCOUNTANTS
1551 SAWGRASS CORPORATE PARKWAY, SUITE 130
SUNRISE, FLORIDA 33323
TELEPHONE (954) 370-2727 FAX (954) 370-2776
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
To the Audit Committee, Board of Directors
and Stockholders of Sunair Services Corporation
and Subsidiaries
Ft. Lauderdale, Florida
We have audited the accompanying consolidated balance sheets of Sunair Services Corporation (a Florida Corporation) and Subsidiaries as of September 30, 2005 and 2004 and the related consolidated statements of income, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sunair Services Corporation and Subsidiaries as of September 30, 2005 and 2004 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Berenfeld Spritzer Shechter & Sheer
Certified Public Accountants
Sunrise, Florida
December 23, 2005

CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30,
ASSETS

	2005	2004
CURRENT ASSETS:

Cash and cash equivalents	$3,220,699	$3,872,224
Accounts receivable, net	4,983,714	3,080,875
Interest receivable	14,488	108,013
Inventories	7,609,727	7,258,955
Investments	—	2,913,601
Deferred tax asset	315,837	180,725
Prepaid and other current assets	1,435,146	315,469

Total Current Assets	17,579,611	17,729,862

PROPERTY, PLANT, AND EQUIPMENT, net	2,321,008	703,381

OTHER ASSETS

Notes receivable	334,986	405,590
Other assets	80,393	—
Software costs, net	3,938,402	3,955,513
Customer lists, net	10,262,250	—
Goodwill	43,599,379	852,683

Total Other Assets	58,215,410	5,213,786

TOTAL ASSETS	$78,116,029	$23,647,029

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30,
LIABILITIES AND STOCKHOLDERS’ EQUITY

	2005	2004
CURRENT LIABILITIES:

Accounts payable	$4,630,304	$1,501,864
Accrued expenses	2,274,312	1,186,250
Customers deposits	1,490,677	—
Unearned revenues	181,216	115,857
Due to stockholder	—	22,800
Capitalized leases, current portion	41,561	33,585
Notes payable, current portion	90,645	—
Income taxes payable	—	212,688
Payable in connection with acquisition of Telecom FM	—	1,500,000

Total Current Liabilities	8,708,715	4,573,044

LONG TERM LIABILITIES

Capitalized leases, net of current portion	6,712	—
Notes payable, net of current portion	287,549	—
Note payable – related party	5,000,000	—
Revolving line of credit	12,000,000	2,047,000
Deferred tax liability	188,400	199,000

Total Long Term Liabilities	17,482,661	2,246,000

Total Liabilities	26,191,376	6,819,044

STOCKHOLDERS’ EQUITY:

Preferred stock, no par value, 8,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.10 par value, 100,000,000 shares authorized, 10,186,377 and 4,006,620 shares issued and outstanding at September 30, 2005 and 2004, respectively	1,018,638	400,662
Additional paid-in-capital	37,759,670	3,852,106
Retained earnings	13,170,774	12,575,217
Translation adjustment	(24,429)	—

Total Stockholders’ Equity	51,924,653	16,827,985

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$78,116,029	$23,647,029

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED SEPTEMBER 30,

	2005	2004
SALES	$31,451,770	$9,885,375

COST OF SALES	21,244,761	5,685,222

GROSS PROFIT	10,207,009	4,200,153

SELLING AND ADMINISTRATIVE EXPENSES	10,020,901	2,747,579

INCOME FROM OPERATIONS	186,108	1,452,574

OTHER INCOME (EXPENSES):

Interest income	277,276	208,301
Interest expense	(296,729)	(30,300)
Gain on disposal of assets	11,362	—
Other income	1,982	—

Total Other Income (Expenses)	(6,109)	178,001

INCOME BEFORE BENEFIT (PROVISION) FOR INCOME TAXES	179,999	1,630,575

BENEFIT (PROVISION) FOR INCOME TAXES	415,558	(500,355)

NET INCOME	$595,557	$1,130,220

NET INCOME PER COMMON SHARE:

BASIC	$0.08	$0.30

DILUTED	$0.05	$0.29

WEIGHTED AVERAGE SHARES OUTSTANDING:

BASIC	7,556,857	3,830,487

DILUTED	11,478,074	3,919,127

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 2005 AND 2004

					Additional		Accumulated	Total
	Preferred Stock		Common Stock		Paid-In	Retained	Other	Stockholders’
							Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Equity
Balance at September 30, 2003	—	$—	3,738,170	$373,817	$2,704,939	$11,444,997	$—	$14,523,753

Shares issued in acquisition of Percipia and Subsidiary	—	—	190,000	19,000	978,500	—	—	997,500

Stock options exercised	—	—	78,450	7,845	168,667	—	—	176,512

September 30, 2004 net income	—	—	—	—	—	1,130,220	—	1,130,220

Balance at September 30, 2004	—	—	4,006,620	400,662	3,852,106	12,575,217	—	16,827,985

Shares issued in acquisition of Middleton	—	—	1,028,807	102,881	9,897,119	—	—	10,000,000

Private placement	—	—	5,000,000	500,000	24,500,000	—	—	25,000,000

Cost associated with private placement	—	—	—	—	(826,797)	—	—	(826,797)

Stock options exercised	—	—	150,950	15,095	337,242	—	—	352,337

Translation adjustment	—	—	—	—	—	—	(24,429)	(24,429)

September 30, 2005 net income	—	—	—	—	—	595,557	—	595,557

Balance at September 30, 2005	—	$—	10,186,377	$1,018,638	$37,759,670	$13,170,774	$(24,429)	$51,924,653

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2005 AND 2004

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$595,557	$1,130,220
Adjustments to reconcile net income to Net cash provided by operating activities:
Depreciation	435,497	171,789
Amortization	976,521	68,867
Deferred tax	(145,712)	(188,725)
Translation adjustment	(24,429)	—
Bad debt reserve	160,381	48,485
Inventories reserve	99,360	310,760
Gain on disposal of assets	(11,362)	(2,041)
Unrealized losses on investments	—	74,782
(Increase) decrease in Assets:
Accounts receivable	(499,412)	368,399
Interest receivable	93,525	497
Inventories	82,891	774,558
Prepaid and other current assets	(767,203)	(123,006)
Note receivable	—	8,406
Other assets	(15,279)	—
Increase (decrease) in Liabilities:
Accounts payable and accrued expenses	1,626,886	(288,843)
Unearned revenue	65,359	(29,249)
Income taxes payable	(212,688)	(129,271)
Customer deposits	(86,921)	—

Net Cash Provided By Operating Activities	2,372,971	2,195,628

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property, plant, and equipment	(337,772)	(75,859)
Software development costs	(517,660)	(159,681)
Costs incurred in acquisition of Percipia	—	(841,510)
Cash acquired in acquisition of Percipia	—	17,690
Cash paid for acquisition of Telecom FM	(1,500,000)	—
Costs incurred in acquisition of Middleton Pest Control, Inc.	(38,010,541)	—
Cash acquired in acquisition of Middleton Pest Control, Inc.	1,377,035	—
Costs incurred in acquisition of Four Seasons, Inc.	(1,423,760)	—
Notes and loans – stockholder	47,804	22,800
Proceeds from sale of trading securities	—	1,502,041
Proceeds from redemption of held-to-maturity investments	2,913,601	—
Proceeds from sale of property	12,545	—

Net Cash Provided By (Used In) Investing Activities	(37,438,748)	465,481

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
FOR THE YEARS ENDED SEPTEMBER 30, 2005 AND 2004

	2005	2004
CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from line of credit	17,000,000	1,947,700
Repayment of line of credit	(7,047,000)	—
Repayment of notes payable	(33,585)	(1,523,499)
Payment on capital leases	(30,703)	—
Repayment of bank overdraft	—	(411,773)
Proceeds from exercise of stock options	352,337	176,512
Proceeds from sale of common stock, net	24,173,203	—

Net Cash Provided By Financing Activities	34,414,252	188,940

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(651,525)	2,850,049

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3,872,224	1,022,175

CASH AND CASH EQUIVALENTS, END OF YEAR	$3,220,699	$3,872,224

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for income taxes	$400,000	$510,000

Cash paid during the year for interest	$296,728	$30,300

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued in acquisition of Middleton	$10,000,000	$—

Debt incurred in acquisition of Middleton	$5,000,000	$—

Common stock issued in acquisition of Percipia and Subsidiary	$—	$997,500

     The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
Business activity
Sunair Services Corporation, formerly known as Sunair Electronics, Inc. (the “Company”) is a Florida corporation organized in 1956. The Company is engaged in the design, manufacture, and sale of high frequency single sideband communication systems utilized for long-range voice and data transmissions in fixed station, airborne, mobile, and marine “para-military” applications. Sunair International Sales Corp., a wholly owned subsidiary, accounts for all foreign sales.
Middleton Pest Control, Inc. (“Middleton”), a Florida corporation, is an indirect wholly owned subsidiary which provides pest control, lawn and shrub care, subterranean and drywood termite control and mosquito reduction services to both residential and commercial customers.
Percipia, Inc. and Subsidiary (“Percipia”), an Ohio corporation, is a wholly owned subsidiary which provides installation and maintenance of telephony systems, and develops and customizes software for telephony systems to various industries, most notably hospitality.
Telecom FM Limited, (“Telecom”), a United Kingdom corporation, is a wholly owned subsidiary which distributes and installs telecommunication devices providing fixed wireless access to network and data service providers.
Capitalization
The Company’s authorized capital stock consists of 100,000,000 shares of common stock, $.10 par value per share, and 8,000,000 shares of preferred stock, with no par value.
The Board of Directors has the authority, without action by the Company’s stockholders, to provide for the issuance of preferred stock in one or more classes or series and to designate the rights, preferences and privileges of each class or series, which may be greater than the rights of the common stock. There was no preferred stock outstanding as of September 30, 2005 and 2004.
Principles of consolidation
The accompanying consolidated financial statements include the accounts of Sunair Services Corporation and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
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
Accounts receivable
Accounts receivable consist of balances due from sales. The Company monitors accounts receivable and provides allowances when considered necessary. As of September 30, 2005 and 2004, the Company established an allowance of $144,194 and $48,485, respectively.
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
Software costs
The Company capitalizes certain costs associated with software development in accordance with Statement of Financial Accounting Standard #86 (FASB #86) “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” The Company amortizes software costs for periods of 5 to 10 years, the estimated economic life of the asset.
Customer Lists
Pursuant to the acquisition of Middleton Pest Control, Inc. the Company recorded Customer lists as an intangible asset in the amount of $10,500,000, which amount was determined pursuant to an independent third-party appraisal. The Company is amortizing the Customer list over its estimated economic life of 8 years.
Pursuant to the acquisition of Four Season Lawn and Pest Control Inc. by the company’s subsidiary (Middleton Pest Control, Inc.), the Company recorded Customer lists as an intangible asset in the amount of $204,000. The Company is amortizing the Customer list over its estimated economic life of 8 years.
Impairment of long-lived assets and long-lived assets to be disposed of
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the assets exceed the fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. There were no assets impaired during the years ended September 30, 2005 and 2004.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Summary of Significant Accounting Policies (continued)
Revenue recognition
Service revenues are recorded when the services are performed. Sales revenues are recorded when products are shipped and title has passed to unaffiliated customers. Installation revenues are considered earned at the time the project is completed. Maintenance contracts are recorded as unearned revenues at the time of collection and are recognized as income monthly over the term of the contract. Interest and dividends earned on investments are recorded when earned.
Advertising costs
The Company expenses advertising costs as incurred. Advertising expenses totaled approximately $1,230,226 and $25,382 for the years ended September 30, 2005 and 2004, respectively.
Research and development
Expenditures for research and development are charged to operations as incurred. Total research and development expenses amounted to approximately $176,000 and $425,000 for the years ended September 30, 2005 and 2004, respectively.
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
Comprehensive Income
Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes certain changes in equity that are excluded from net income. At September 30, 2005, accumulated other comprehensive income was comprised of cumulative foreign currency translation adjustments.
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
Concentration risk
The Company at various times during the year maintains cash balances in excess of federally insured (FDIC) limits. The uninsured balances were approximately $2,044,785 and $3,866,000 at September 30, 2005 and 2004, respectively.
During the year ended September 30, 2004, the Company had sales to two customers which approximated 51 % of total sales. There was no material concentration for the year ended September 30, 2005.
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
Reclassification
Certain amounts in the prior period have been reclassified to conform to the 2005 presentation.
Recent Accounting Pronouncements
In January 2003, the FASB issued Financial Interpretations (FIN) No. 46, “Consolidation of Variable Interest Entities”, which requires the consolidation of, and disclosures about, variable interest entities (VIEs). VIEs are entities for which control is achieved through means other than voting rights. In December 2003, the FASB revised FIN No 46 to incorporate all decisions, including those in previously issued FASB Staff Positions (FSP), into one Interpretation. The revised Interpretation superseded the original Interpretation. The Company does not have any variable interest entities as defined by FIN No. 46 and therefore the interpretation did not affect the Company’s financial position, results of operations or cash flows.
In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149 “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities”, which is effective for all derivative and hedging activities initiated after June 30, 2003. The Company has no derivative or hedging activities. Therefore, the adoption of Statement No. 149 is not expected to materially affect the Company’s financial statements.”
In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150 “Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity”, which is effective for all financial instruments after June 15, 2003. Since the Company has no such financial instruments, the adoption of Statement No. 150 is not expected to materially affect the Company’s financial statements.”
In December 2004, the FASB issued SFAS No 123 (revised 2004), Share-Based Payment. SFAS No. 123 (R) will require us to recognize compensation expense for all stock-based compensation in our consolidated statements of earnings. Pro forma disclosure will no longer be an alternative. SFAS No. 123 (R) will also require the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow, as required under current guidance. The new requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. This statement is effective for fiscal years beginning after June 15, 2005, with early adoption permitted. We expect to implement the new standard beginning with the first quarter of fiscal 2006.
In November 2004 the FASB issued SFAS No. 151, Inventory Costs. SFAS No. 151 amends the guidance in Accounting Research Bulletin 43, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expenses, freight, handling costs and wasted material (spoilage) cost. SFAS No. 151 requires those items to be excluded from the cost of inventory and expensed when incurred. It also requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. We are still evaluating the impact of adopting SFAS No 151, but we do not expect it to have a material impact on our consolidated results of operations or financial position.
In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections”, a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement provides guidance on accounting for reporting of accounting changes and error corrections. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the statement to have a material effect on its financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Acquisitions
Acquisition of Percipia, Inc. and Subsidiary
For purposes of expanding into the telecommunication market, the Company completed its acquisition of all the issued and outstanding common stock of Percipia, Inc. (“Percipia”) and its wholly-owned subsidiary, Percipia Networks, Inc, on August 6, 2004. The consideration paid by the Company consisted of cash of $841,510 (including $53,550 paid to retire all outstanding stock options of Percipia and $127,960 paid for acquisition costs) and 190,000 shares of its common stock valued at $997,500 based on an average price of $5.25 over the thirty days prior to the acquisition for a total purchase price of $1,839,010. As a result, Percipia became a wholly-owned subsidiary of the Company. For accounting purposes, the effective date of the acquisition was July 1, 2004.
The following table sets forth the allocation of the purchase price to Percipia’s tangible and intangible assets acquired and liabilities assumed as of July 1, 2004:

Cash	$17,690
A/R	425,417
Inventory	380,750
Deferred tax assets	653,000
Fixed assets	95,453
Software	2,700,000
Note receivable and other assets	80,362
Goodwill	852,683
Accounts payable	(239,098)
Accrued liabilities	(555,877)
Deferred tax liability	(860,000)
Unearned revenues	(145,106)
Line of Credit	(99,300)
Notes Payable	(1,428,089)
Capital leases	(38,875)

Total	$1,839,010

Acquisition of Telecom FM Limited
On October 5, 2004, the Company, through a wholly-owned subsidiary, Sunair Communications, Limited, a private limited company incorporated in England (“SCL”), entered into a definitive Asset Purchase Agreement by and among SCL, CPM FM Limited (formerly known as Telecom FM Limited) (“Telecom”), a private limited company incorporated in England, and TFM Group Limited, a private limited company incorporated in England and the sole shareholder of Telecom, pursuant to which the Company acquired substantially all of the assets and assumed certain liabilities of Telecom for $1,500,000 cash. The purpose of this acquisition was to expand into the telecommunications market.
In addition, the Company incurred $340,913 of transaction costs consisting principally of legal and accounting fees.
The transaction was closed on October 11, 2004 and, as stated in the Asset Purchase Agreement, became effective on September 1, 2004. SCL changed its name to Telecom FM Limited shortly after the closing.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Acquisitions (continued)
The following table set forth the allocation of the purchase price to Telecom’s tangible assets acquired and liabilities assumed as of September 1, 2004:

Inventories	$910,282
Accounts receivable	1,303,570
Prepaid expenses and other current assets	171,103
Fixed assets	22,763
Software costs	1,164,699
Accounts payable	(991,475)
Bank overdraft	(411,773)
Accrued expenses	(238,136)
Loan payable	(90,120)

Total	$1,840,913

The $1,500,000 due to the principals of Telecom was accrued as a liability as of September 30, 2004 and subsequently paid off. Costs accrued in connection with the acquisition of $249,312 are included in accrued expenses as of September 30, 2004.
Acquisition of Middleton Pest Control, Inc.
On June 7, 2005, the Company, Sunair Southeast Pest Holdings, Inc., a wholly owned subsidiary of the Company (“Pest Holdings”), and the selling shareholders (collectively, the “Sellers”) of Middleton Pest Control, Inc., a Florida corporation (“Middleton”), entered into a stock purchase agreement (the “Stock Purchase Agreement”) pursuant to which, on the same date, Pest Holdings acquired from the Sellers 100% of the issued and outstanding shares of capital stock of Middleton. The aggregate purchase price for the outstanding capital stock of Middleton was $50,000,000, which was comprised of. (i) $35,000,000 in cash; (ii) $5,000,000 in the form of a subordinated promissory note; and (iii) 1,028,807 shares of the Company’s common stock. The Company also incurred closing costs of $1,610,541 and a charge of $1,400,000 for Middleton’s built-in-capital gains tax for a total purchase price of $53,010,541.
The following table sets forth the allocation of the purchase price to Middleton’s tangible and intangible assets acquired and liabilities assumed as of May 31, 2005:

Cash	$1,377,035
Accounts receivable	1,439,821
Inventory	516,129
Prepaid assets	334,761
Fixed assets	1,587,781
Other assets	63,762
Customer list	10,500,000
Goodwill	41,788,649
Accounts payable	(921,982)
Accrued liabilities	(1,667,634)
Customer deposits	(1,550,611)
Notes payable	(457,170)

Total	$53,010,541

On July 29, 2005 the Company, through Middleton, entered into an Asset Purchase Agreement to acquire substantially all of the assets of Four Season Lawn and Pest Control, Inc. for $1,423,760.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Acquisitions (continued)
Reporting Period
The accompanying consolidated financial statements for the year ended September 30, 2005 depict the results of operations and cash flows of Sunair Services Corporation, Sunair International Sales Corp., Percipia and Telecom for the twelve months ended September 30, 2005 and the results of operations and cash flows of Middleton from June 1, 2005 (effective date of acquisition) to September 30, 2005. The accompanying consolidated financial statements for the year ended September 30, 2004 depict the results of operations and cash flows of Sunair Services Corporation and Sunair International Sales Corp. for the twelve months ended September 30, 2004 and the results of operations and cash flows of Percipia from July 1, 2004 (effective date of acquisition) to September 30, 2004 and of Telecom from September 1, 2004 (effective date of acquisition) to September 30, 2004.
Pro-Forma Results of Operations
The following sets forth the Company’s results of operations for the years ended September 30, 2005 and 2004 as if the acquisitions had taken place on October 1, 2004 and 2003, respectively.

	Years Ended September 30,
	2005	2004
Revenues	$52,714,365	$45,266,148

Net income (loss)	$1,578,102	$3,796,832

Earnings per share
Basic	$0.19	$0.74
Diluted	$0.13	$0.73
3. Investments
Investments held-to-maturity included Private Export Funding Corporation (PEFCO) note at September 30, 2004 at its expected realizable value in the amount of $2,913,601. During 2005, the investment was called at a price below its carrying value.
4. Inventories
Inventories consist of the following at September 30, 2005 and 2004:

	2005	2004
Materials	$2,942,827	$1,565,463
Work in progress	3,533,734	4,117,503
Finished goods	1,133,166	1,575,989

	$7,609,727	$7,258,955

The Company records reserves for inventory shrinkage and obsolescence. Reserves for inventory shrinkage and obsolescence amounted to $1,804,393 and $1,025,374 as of September 30, 2005 and 2004, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Note receivable
As partial payment for goods and services delivered, a foreign government agency has issued a note to one of the Company’s customers. The note matures on April 15, 2007. The customer has assigned an interest therein to the Company, valued at approximately $335,000 at September 30, 2005 and 2004, respectively. Interest thereon is paid semi-annually at the rate of 9%. Interest receivable of $ $14,488 and $12,633, is included in interest receivable at September 30, 2005 and 2004, respectively.
The Company at September 30, 2004 had a note receivable of $70,604 from an entity from which the Company’s wholly owned subsidiary, Percipia, Inc. was previously spun off. The note was collected during the current year.
6. Property, plant and equipment
Property, plant and equipment consist of the following at September 30:

	2005	2004
Land	$38,185	$38,185
Building and improvements	1,625,040	1,114,684
Machinery and equipment	3,845,162	2,657,764

	5,508,387	3,810,633
Accumulated Depreciation	3,187,379	3,107,252

	$2,321,008	$703,381

Depreciation expense consists of $435,497 and $171,789 during the years ended September 30,2005 and 2004, respectively.
7. Capital Leases
The Company is the lessee of equipment under capital leases expiring in various dates through 2008. In conjunction therewith, the Company has capitalized the present value of the minimum lease payments in the amount of $212,848. The net book value of assets under capital leases for the years ended September 30, 2005 and 2004 was $92,905 and $13,137, respectively. Interest expense on the capital leases amounted to $6,329 and $2,333 for the years end September 30, 2005 and 2004, respectively.
Minimum future lease payments under capital leases as of September 30, 2005, are:

Year Ended September 30,	Amount
2006	$43,963
2007	6,406
2008	1,008

Total minimum lease payments	51,377
Less: Amount representing interest	3,104

Present value of net minimum lease payment	48,273
Less: Current portion	41,561

Long-term portion	$6,712

8. Revolving Line of Credit
The Company has a revolving line of credit with a financial institution. The maximum credit limit is $20,000,000. Interest is compounded daily based upon the London Interbank Offering Rate (LIBOR) plus a variable percentage based on the leverage ratio. The interest rate at September 30, 2005 was approximately 6%. The revolving line of credit has a commitment fee in the amount of .375% per annum on the average daily unused amount of the aggregate revolving committed amount. The revolver line expires on June 7, 2007. The balance due on the line was $12,000,000 at September 30, 2005

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
9. Due to Stockholder
At September 30, 2004, the Company had a loan payable of $22,800 to a stockholder. The loan had no stated interest rate and no maturity date. The loan was repaid during the current year.
10. Notes payable
Note payable with a financial institution for equipment purchases. The note bears interest at 5.25% per annum, payable in monthly installments of principal and interest in the amount of $5,794 through September 29, 2008. Balances at September 30, 2005 and 2004, totaled $192,348 and $0, respectively.
Note payable with a financial institution for leased office build out costs. The note bears interest at 5.60% per annum, payable in monthly installments of principal and interest in the amount of $3,285 through March 29, 2011. Balances at September 30, 2005 and 2004, totaled $185,846 and $0, respectively.
Minimum future payments required under the above notes as of September 30, 2005, for each of the next five years and in the aggregate are:

Year Ended September 30,	Amount
2006	$90,645
2007	95,630
2008	100,609
2009	35,200
2010	37,223
Thereafter	18,887

Total	$378,194

11. Notes payable related party
The company has a $5,000,000 subordinated note payable to a related party relating to the acquisition of Middleton Pest Control, Inc. (See note 2). Interest is paid semi-annually at prime. The note payable is due in full on June 7, 2010.
12. Income taxes
The components of the Company’s income tax provision (benefit) for the years ended September 30 are as follows:

	2005	2004
Current:
Federal	$—	$618,172
State	—	70,908

	—	689,080

Deferred:
Federal	(373,658)	(164,526)
State	(41,900)	(24,199)

	(415,558)	(188,725)

Income tax provision (benefit)	$(415,558)	$500,355

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
12. Income taxes (continued)
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
The total provisions for 2005 and 2004 vary from the amounts computed by applying the 34% statutory rates to income before income taxes for the following reasons:

	2005	2004
Income tax at the statutory rates	$61,200	$554,395
State income tax, net of federal tax	9,900	43,000
Intangibles	(278,397)	—
Other book/tax differences	(208,261)	(97,040)

	$(415,558)	$500,355

As of September 30, 2005, the components of the deferred tax assets and liabilities consisted of the following:

	Deferred	Deferred
	Tax Liability	Tax Asset	Total
	Current

Net Operating loss carryover	$—	$190,200	$190,200
Allowance for doubtful accounts	—	68,084	68,084
Tax/book basis of software costs	$—	42,500	$42,500
Inventory reserve	—	15,053	15,053

Total current	$—	$315,837	$315,837

	Non-Current

Net Operating loss carryover	—	$943,000	$943,000
Tax/book basis of software costs	$(1,131,400)	—	$(1,131,400)

Total non-current	$(1,131,400)	$943,000	$(188,400)

The Company’s wholly-owned subsidiary, Percipia has approximately $2,393,000 in net operating loss carryforwards which expire beginning in 2021. The Tax Reform Act of 1986 imposed substantial restrictions on the utilization of net operating losses and tax credits in the event of an “ownership change”, as defined by the Internal Revenue Code. Federal and state net operating losses are subject to limitations as a result of these restrictions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
13. Stock options
At the annual meeting of shareholders held on February 4, 2005, the shareholders approved the cancellation of the stock option plan, previously adopted by the shareholders at the January 24, 2000 shareholders meeting, and, in its place, approved the 2004 Stock Incentive Plan with an aggregate of 800,000 shares of the Company’s unissued common stock to be reserved for issuance to key employees as non-qualified stock options. The option price, numbers of shares and grant date are determined at the discretion of the Company’s board of directors.
During the fiscal year ended September 30, 2004, 78,450 stock options were exercised for $2.25 per share. No options were granted during 2004.
During the fiscal year ended September 30, 2005, 150,950 stock options were exercised at an average price of $2.33 per share. Options of 480,836 were granted at an average price of $8.65 per share. Included in the 480,836 options granted was 226,667 options that were granted outside of the plan.
Stock option activity for the years ended September 2005 and 2004 is as follows:

	2005		2004
		Weighted		Weighted
	Number	Average	Number	Average
	of Shares	Exercise Price	of Shares	Exercise Price
Balances, beginning of year	145,950	$2.25	224,400	$2.25
Granted	480,836	$8.65	—	$—
Exercised	(150,950)	$2.33	(78,450)	$(2.25)

Balances, end of year	475,836	$8.65	145,950	$2.25

Stock options outstanding and exercisable at September 30, 2005 are as follows:

	Options Outstanding		Options Exercisable
		Weighted	Weighted
Exercise	Number	Average	Average	Number
Price	Outstanding	Remaining Life	Exercise Price	Exercisable
$4.79	55,000	3	$4.79	55,000
$5.00	166,667	10	$5.00	0
$13.78	60,000	8	$13.78	34,986
$11.40	194,169	8	$11.40	0

$8.65	475,836	7	$8.65	89,986

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
Options granted during 2005 and 2004 were valued at the date of grant using the Black-Scholes option pricing model.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
13. Stock options (continued)
The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. The Company’s employee stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. It is management’s opinion that the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.
The amounts below represent the pro forma information calculated through use of the Black-Scholes model. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The per share weighted average fair value of stock options granted during 2005 ranged from $2.87 to $9.51 on the date of grant with the following weighted average assumptions: Volatility range from 57% — 62%; expected dividend yield of 0%; risk free interest rate ranging from 3.44% to 3.86%; and expected life ranging from 5 years to 8.25 years.

	2005	2004
Pro forma net income	$394,144	$993,162

Pro forma net income per share:
Basic	$0.05	$0.26
Diluted	$0.03	$0.25
14. Private placement
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
15. Employee benefits
The Company has a profit sharing and 401 (k) Plan. Under the Plan, eligible employees may contribute up to 15% of their annual compensation. The Company may contribute to the Plan at the discretion of the Board of Directors. During the years ended September 30, 2005 and 2004, the Company contributed $82,453 and $32,000 respectively.
16. Operating leases
The Company leases office space under operating leases expiring in various years through 2012. Certain leases provide for renewal options for periods from one to five years at their fair rental value at the time of renewal. In the normal course of business, operating leases are generally renewed or replaced by other leases.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
16. Operating leases (continued)
Minimum future rental payments under non-cancelable operating leases as of September 30, 2005, for each of the next 5 years and in the aggregate are:

Year Ended September 30,	Amount
2006	$2,095,197
2007	1,630,580
2008	1,150,417
2009	802,142
2010	537,183
Thereafter	652,567

Total minimum future rental payments	$6,868,086

Rent expense was $979,641 and $21,599 for the years ended September 30, 2005 and 2004, respectively.
17. Earnings per share
Basic net income per share is computed using the weighted average number of shares outstanding during the period. Diluted net income per share uses the weighted average of shares outstanding during the period plus the additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The Company’s dilutive potential common shares are for the stock options and warrants described in Notes 13 and 14.
Outstanding share information is as follows for the years ended September 30:

	2005	2004
Weighted average common shares outstanding (basic)	7,556,857	3,830,487

Effect of options and warrants	3,921,217	88,640

Weighted average common shares outstanding (diluted)	11,478,074	3,919,127

18. Segment and geographic information
The Company manages its business and has segregated its activities into three business segments, the design, manufacture, and sale of high frequency voice and data transmission equipment, the sale, installation and maintenance of telephone communication systems, and pest control, lawn and shrub care, subterranean and drywood termite control and mosquito reduction services.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
18. Segment and geographic information (continued)
Certain financial information for each segment is provided below as of September 30:

	2005	2004
Net revenues:
Pest control	$12,822,000	$—
Transmission equipment	9,921,318	8,227,359
Telephone systems	8,708,452	1,658,016

Total net revenues	$31,451,770	$9,885,375

Operating income (loss):
Pest control	$910,146	$—
Transmission equipment	1,475,475	1,215,996
Telephone systems	(644,054)	236,578
Unallocated home office expenses	(1,555,459)	—

Total operating income (loss)	$186,108	$1,452,574

Identifiable property plant and equipment:
Pest control	$1,679,073	$—
Transmission equipment	472,849	563,827
Telephone systems	169,086	139,554

Total identifiable property plant and equipment	$2,321,008	$703,381

Included in sales and cost of sales for the year ended September 30, 2005 are service and related income and cost of sales-service in the amounts of $15,550,055 and $8,796,041 respectively. During 2004, these amounts were deemed immaterial.
Sales by geographic area, and to U.S. and foreign governmental agencies for the years ended
September 30 were as follows:

	2005	2004
Geographic area:
United States	$18,544,519	$6,058,549
Egypt	28,404	1,700,000
Spain	1,022,210	776,944
South Africa	1,132,830	111,051
United Kingdom	826,941	127,955
Canada	60,528	259,237
Malaysia	137,329	230,782
Germany	268,655	83,463
Other	9,430,354	537,394

	$31,451,770	$9,885,375

Sales to U.S. governmental agencies	$6,429,171	$1,428,897

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
19. Litigation
On November 21, 2005, a lawsuit was filed against Percipia, Inc. (a Subsidiary of Sunair), claiming that Percipia interfered with employment relationships with two individuals who were employed by the plaintiff. As of November 21, 2005, the lawsuit was in the early stages and its outcome could not be determined.
20. Subsequent event
The Company has entered into purchase agreements with institutional and other accredited investors for the private placement of its securities. Under the purchase agreements, investors have agreed to purchase 2,857,146 shares of common stock and warrants to purchase up to 1 million additional shares of common stock at an exercise price of $6.30 per share. The warrants are exercisable after 180 days from the date of issuance and will expire five years from date of issuance. On December 16, 2005 the company completed the initial closing of $10.5 million for 2,000,003 shares. The balance of 857,143 shares will be issued in a second closing. The funds will be used to fund acquisitions, retire debt and for general purposes.
The Company through Middleton acquired Pest Environmental, a pest control and termite services company located in Central Florida for a preliminary purchase price of approximately $5,500,000.
Effective November 30, 2005, the majority shareholders approved the change in the Company name from Sunair Electronics, Inc. to Sunair Services Corporation.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 8A. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures. The term “disclosure controls and procedures” is defined in Rule 13a – 15(e) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of September 30, 2005, that our disclosure controls and procedures are effective as of such date.
(b) Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting during the fiscal year ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
     The items required by Part III, Item 9 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2005 Annual Meeting of Shareholders.
ITEM 10. EXECUTIVE COMPENSATION
     The items required by Part III, Item 10 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2005 Annual Meeting of Shareholders.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The items required by Part III, Item 11 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2005 Annual Meeting of Shareholders.
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     The items required by Part III, Item 12 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2005 Annual Meeting of Shareholders.
ITEM 13.EXHIBITS

(a)1.	Financial Statements filed as a part of the Form 10-KSB Consolidated Balance Sheets as of September 30, 2005 and 2004	Page 20

	Statements of Consolidated Income for each of the two years in the period ended September 30, 2005	Page 22

	Statements of stockholders’ equity for each of the two years in the period ended September 30, 2005	Page 23

	Consolidated Statements of Cash Flows for each of the two years in the period ended September 30, 2005	Page 24

	Notes to Consolidated Financial Statements	Page 26

(a)2.	Financial Statement Schedules filed as part of the Form 10-KSB:

	Report on Financial Statements Schedules of Independent Public Accountants	Page 19

Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

Separate financial statements of the Company are omitted because of the absence of the conditions under which they are required.

(a)3.	Exhibits

Exhibit No.	Exhibit Description
2.1	Stock Purchase Agreement, dated as of August 6, 2004, by and among Sunair Electronics, Inc, Michael Herman and Kesavan Haridas (incorporated by reference to the Current Report on Form 8-K filed with the SEC on August 23, 2004)

2.2	Asset Purchase Agreement by and among Sunair Communications, Limited, a private limited company incorporated in England; Telecom FM, Limited, a private limited company incorporated in England; and TFM Group Limited, a private limited company incorporated in England and the sole shareholder of Telecom FM, Limited (incorporated by reference to the Current Report on Form 8-K filed with the SEC on October 12, 2004)

Exhibit No.	Exhibit Description
3.2	Articles of Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 10-Q filed with the SEC on May 16, 2005)

3.3	Bylaws (incorporated by reference to Exhibit 3.2 to the Form 10-Q filed with the SEC on May 16, 2005)

4.1	First Tranche Warrant, dated February 8, 2005, issued by Sunair Electronics, Inc. to Coconut Palm Capital Investors II, Ltd. (incorporated by reference to the Form 10-Q filed with the SEC on May 16, 2005)

4.2	Second Tranche Warrant, dated February 8, 2005, issued by Sunair Electronics, Inc. to Coconut Palm Capital Investors II, Ltd. (incorporated by reference to the Form 10-Q filed with the SEC on May 16, 2005)

10.1	Purchase Agreement, dated November 17, 2004, by and between Sunair Electronics, Inc., a Florida corporation, and Coconut Palm Capital Investors II, Ltd., a Florida limited partnership (Incorporated by reference to Exhibit 2.1 to the Form 8-K filed with the SEC on November 17, 2005)

10.2	Sunair Electronics, Inc. 2004 Stock Incentive Plan (Incorporated by reference to Annex D to the Company’s Proxy Statement filed with the SEC on January 18, 2005)*

10.3	Management Services Agreement (Incorporated by reference to the Form 8-K filed with the SEC on March 29, 2005)

10.4	Form of Stock Option Agreement Executed by Each of the Persons Set Forth on Schedule I Thereto (Incorporated by reference to the Form 8-K filed with the SEC on March 29, 2005)*

10.5	Form of Stock Option Agreement for the Company’s 2004 Stock Incentive Plan (Incorporated by reference to the Form 8-K filed with the SEC on March 29, 2005)*

10.6	Stock Option Agreement with John J. Hayes (Incorporated by reference to Exhibit 10.3 to the Form S-8 filed with the SEC on May 26, 2005)*

10.7	Employment Agreement between Sunair Electronics, Inc. and John Hayes (incorporated by reference to the Form 10-Q filed with the SEC on May 16, 2005)*

10.8	Employment Agreement between Sunair Electronics, Inc. and James E. Laurent (incorporated by reference to the Form 10-Q filed with the SEC on May 16, 2005)*

10.9	Employment Agreement between Sunair Electronics, Inc. and Synnott B. Durham (incorporated by reference to the Form 10-Q filed with the SEC on May 16, 2005)*

10.10	Employment Agreement between Sunair Electronics, Inc. and Henry A. Budde (incorporated by reference to the Form 10- Q filed with the SEC on May 16, 2005)*

10.11	Stock Purchase Agreement by and Among the Sellers Named Therein and Sunair Southeast Pest Holdings, Inc., dated as of June 7, 2005 (incorporated by reference to the Form 8-K filed with the SEC on June 10, 2005)

10.12	Employment Agreement between Sunair Southeast Pest Holdings, Inc. and Gregory Clendenin, dated as of June 7, 2005 (incorporated by reference to the Form 8-K filed with the SEC on June 10, 2005)

10.13	Subordinated Promissory Note, dated as of June 7, 2005 (incorporated by reference to the Form 8-K filed with the SEC on June 10, 2005)

10.14	Credit Agreement among Sunair Electronics, Inc., its Domestic Subsidiaries from time to time parties thereto, the Lenders parties thereto, and Wachovia Bank, National Association, dated as of June 7, 2005 (incorporated by reference to the Form 8-K filed with the SEC on June 10, 2005)

23	Consent of Berenfeld Spritzer Shechter & Sheer

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Exhibit Description
32.1	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management Compensatory Plan
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The items required by Part III, Item 14 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2005 Annual Meeting of Shareholders.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNAIR SERVICES CORPORATION

By:	/s/ John J. Hayes

JOHN J. HAYES
Chief Executive Officer and President

Date	December 29, 2005
In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ John J. Hayes John J. Hayes	President and Chief Executive Officer (principal executive officer)	December 29, 2005

/s/ Synnott B. Durham Synnott B. Durham	Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)	December 29, 2005

/s/ Joseph S. DiMartino Joseph S. DiMartino	Director	December 29, 2005

/s/ Mario B. Ferrari Mario B. Ferrari	Director	December 29, 2005

/s/ Arnold Heggestad, Ph.D. Arnold Heggestad, Ph. D.	Director	December 29, 2005

/s/ Michael D. Herman Michael D. Herman	Director	December 29, 2005

/s/ Steven P. Oppenheim Steven P. Oppenheim	Director	December 29, 2005

/s/ Richard C. Rochon Richard C. Rochon	Director	December 29, 2005

/s/ Charles P. Steinmetz Charles P. Steinmetz	Director	December 29, 2005