Form 10QSB
period 2005-12-31
SUNAIR SERVICES CORP
filed 2006-02-14
CIK 95366

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2005
OR

☐	TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number I-4334
SUNAIR SERVICES CORPORATION
(EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

FLORIDA	59-0780772

(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

3005 SW THIRD AVE., FT. LAUDERDALE, FL	33315

(ADDRESS OR PRINCIPAL EXECUTIVE OFFICE)	(ZIP CODE)

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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Registrant’s common stock — par value 10 cents, outstanding as of February 14, 2006 — 13,060,559 shares.
Transitional Small Business Disclosure format. Yes ☐ No ☑

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES
INDEX
*****
PAGE NO.
********

PART I. FINANCIAL INFORMATION
SUNAIR SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

	12/31/05	9/30/05
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$3,478,483	$3,220,699
Accounts receivable, net	5,058,027	4,983,714
Interest receivable	6,009	14,488
Inventories	7,585,087	7,609,727
Deferred tax asset	431,781	315,837
Prepaid and other current assets	1,447,513	1,435,146

Total Current Assets	18,006,900	17,579,611

NOTE RECEIVABLE	334,986	334,986

PROPERTY, PLANT, AND EQUIPMENT, net	2,299,774	2,321,008

DEFERRED TAX ASSET	15,879	—

OTHER ASSETS

Software Costs, net	3,898,046	3,938,402
Customer List	10,189,750	10,262,250
Goodwill	49,121,311	43,599,379
Other Assets	99,937	80,393

Total Other Asset	63,309,044	57,880,424

TOTAL ASSETS	$83,966,583	$78,116,029

See accompanying notes.

PART I. FINANCIAL INFORMATION
SUNAIR SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

	12/31/05	9/30/05
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accounts payable	$5,297,688	$4,630,304
Accrued expenses	1,903,447	2,274,312
Unearned revenues	262,696	181,216
Customer deposits	1,644,710	1,490,677
Capital leases, current portion	24,922	41,561
Notes payable, current portion	91,866	90,645

Total Current Liabilities	9,225,329	8,708,715

LONG TERM LIABILITY

Capitalized leases, net of current position	—	6,712
Notes payable, net of current position	274,124	287,549
Notes payable — related party	5,000,000	5,000,000
Revolving line of credit	8,500,000	12,000,000
Deferred tax liability	—	188,400

Total Long Term Liabilities	13,774,124	17,482,661

Total Liabilities	22,999,453	26,191,376

STOCKHOLDERS’ EQUITY:

Preferred stock, no par value, 2,000,000 shares authorized, none issued and outstanding
Common stock, $.10 par value, 25,000,000 shares authorized, 12,186,380, and 10,186,380 shares issued and outstanding at December 31, 2005 and September 30, 2005 respectively	1,218,638	1,018,638
Additional paid-in-capital	47,017,185	37,759,670
Retained earnings	12,806,231	13,170,774
Translation adjustment	(74,924)	(24,429)

Total Stockholders’ Equity	60,967,130	51,924,653

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$83,966,583	$78,116,029

See accompanying notes.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

	THREE MONTHS ENDED
	12/31/05	12/31/04
SALES	$12,965,990	$5,093,988

COST OF SALES	5,272,295	2,800,799

GROSS PROFIT	7,693,695	2,293,189

SELLING GENERAL AND ADMINISTRATIVE EXPENSES	7,979,165	1,790,515

INCOME (LOSS) FROM OPERATIONS	(285,470)	502,674

OTHER INCOME (LOSS):

Interest income	16,668	35,776
Interest expense	(411,175)	(19,882)
Other expense	(4,789)	(6,846)

Total Other Income (Loss)	(399,296)	9,048

INCOME (LOSS) BEFORE BENEFIT (PROVISION) FOR INCOME TAXES	(684,766)	511,722

BENEFIT (PROVISION) FOR INCOME TAXES	320,223	(139,317)

NET INCOME (LOSS)	$(364,543)	$372,405

NET INCOME (LOSS) PER COMMON SHARE:

BASIC	$(0.03)	$0.09

DILUTED	$(0.03)	$0.09

WEIGHTED AVERAGE SHARES OUTSTANDING:

BASIC	10,512,464	4,008,055

DILUTED	10,654,566	4,105,592

See accompanying notes.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	THREE MONTHS ENDED
	12/31/05	12/31/04
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$(364,543)	$372,405
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Depreciation	202,734	52,850
Amortization	466,172	79,719
Deferred taxes	(320,223)	143,349
Translation adjustment	(50,495)	67,236
Bad debt reserve	1,936	—
Inventories reserve	(2,774)	25,493
Gain (loss) on disposal of assets	9,789	—
(Increase) decrease in assets:
Accounts receivable	56,680	990,930
Interest receivable	8,479	103,836
Inventories	93,889	332,262
Prepaid and other current assets	(12,367)	(587,708)
Other assets	(19,544)	—
Increase (decrease) in Liabilities:
Accounts payable and accrued expenses	296,519	(408,857)
Unearned revenue	81,480	108,340
Income taxes payable	—	30,518
Customer deposits	(125,884)	—

Net Cash Provided By Operating Activities	321,848	1,310,373

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property, plant, and equipment	(161,289)	(32,619)
Software development costs	(91,316)	(124,273)
Cash paid for acquisition of Telecom FM	—	(1,500,000)
Cash paid for acquisition of Pest Environmental	(5,733,419)	—
Proceeds from redemption of held-to-maturity investments	—	2,913,601

Net Cash (Used In) Provided By Investing Activities	$(5,986,024)	$1,256,709

See accompanying notes.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayment of line of credit	$(3,500,000)	$(2,000,000)
Proceeds from exercise of stock options		18,563
Proceeds from the sale of common stock	10,500,000	—
Costs associated with the sale of common stock	(1,042,485)	—
Payment on capital leases	(23,351)	—
Repayment of notes payable	(12,204)	(5,505)

Net Cash Provided By (Used In) Financing Activities	5,921,960	(1,986,942)

NET INCREASE IN CASH AND CASH EQUIVALENTS	257,784	580,140

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,220,699	3,872,224

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,478,483	$4,452,364

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for income taxes	$—	$125,000

Cash paid during the year for interest	$406,497	$18,930

See accompanying notes.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
1.	Basis of Consolidated Financial Statement Presentation

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with the instructions to Form 10-QSB and do not include all the information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s most recent audited consolidated financial statements and notes thereto included in its September 30, 2005 annual report on Form 10-KSB. Operating results for the three months ended December 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2006.

2.	Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Accounts Receivable

Accounts receivable consist of balances due from sales. The Company monitors accounts receivable and provides allowances when considered necessary. As of December 31, 2005 and September 30, 2005, the Company established an allowance of $298,200 and $144,194 respectively.

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

Inventories

Inventories, which consist of raw materials, work-in-process, and finished goods, are stated at the lower of cost or market value, cost being determined using the first in, first out method. Fixed and variable manufacturing costs and overhead are included in the carrying values of finished goods and work-in-process. The Company records reserves for inventory shrinkage and obsolescence, when considered necessary. For the three months ended December 31, 2005 inventory shrinkage and obsolescence reserves decreased $2,774.

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
Software Costs
The Company capitalizes certain costs associated with software development in accordance with SFAS No. 86 (FASB No. 86) “Accounting for the costs of computer software to be sold, leased, or otherwise marketed.” The Company amortizes costs over 10 years, the estimated useful life of the asset.
Customer List
Pursuant to the acquisition of Middleton Pest Control, Inc., the Company recorded Customer List as an intangible asset in the amount of $10,500,000, which amount was determined pursuant to an independent third-party appraisal. The Company is amortizing the Customer List over its estimated economic life of eight years.
Pursuant to the acquisition of Four Seasons Lawn and Pest Control, Inc. by the Company’s subsidiary (Middleton), the Company recorded Customer List as an intangible asset in the amount of $204,000. The Company is amortizing Customer List over its estimated economic life of 8 years.
Pursuant to the acquisition of Spa Creek Services, LLC D/B/A Pest Environmental by the Company’s subsidiary (Middleton), the Company recorded Customer List as an intangible asset in the amount of $262,000. The Company is amortizing Customer List over its estimated economic life of 8 years.
Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the assets exceeds the fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. There were no assets impaired during the first three months ended December 31, 2005.

Income (Loss) Per Share
Basic earnings per share amounts are computed by dividing the net income by the weighted average number of common shares outstanding. Diluted earnings per share amounts are computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents, and stock options outstanding during the period.
Revenue Recognition
In the High Frequency Radio and Telephone Communications segments, sales revenues are recorded when products are shipped and title has passed to unaffiliated customers. Installation revenues are considered earned at the time the project is completed. Maintenance contracts are recorded as unearned revenues at the time of collection and are recognized as income monthly over the term of the contract. In the Lawn and Pest Control Services segment, sales revenues are recorded when services are rendered. Interest and dividends earned on investments are recorded when earned.
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
Comprehensive Income
Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes certain changes in equity that are excluded from net income. At December 31, 2005 and September 30, 2005, accumulated other comprehensive income was comprised of cumulative foreign currency translation adjustments.

3.	Acquisitions

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

Acquisition of Four Seasons Lawn and Pest Control, Inc.
On July 29, 2005 the Company, through Middleton, entered into an Asset Purchase Agreement to acquire substantially all of the assets of Four Seasons Lawn and Pest Control, Inc. for $1,423,760.
Acquisition of Spa Creek Services, LLC.
On December 16, 2005, Middleton entered into a definitive Asset Purchase Agreement by and among Middleton and Spa Creek Services, LLC, D/B/A Pest Environmental, a Delaware limited liability company (“Spa Creek”), to acquire substantially all the assets and assumed certain liabilities of Spa Creek for $5,500,000.
In addition, the Company incurred $233,419 of transaction costs consisting of legal and accounting fees.

The following table sets forth the preliminary allocation of the purchase price to Spa Creek tangible and intangible assets acquired and liabilities assumed as of December 16, 2005:

Goodwill	$5,521,932
Customer list	262,000
AR	132,929
Inventory	66,475
PPE	30,000
Customer deposits	(279,917)

Total	$5,733,419

Pro-Forma Results Of Operations
The following sets forth the Company’s results of operations for the three months ended December 31, 2005 as if the acquisitions had taken place on October 1, 2004.

	Three Months Ended December 31,
	2005	2004
Revenues	$13,721,294	$14,076,797

Net income	$(393,493)	$277,624

Earnings per share
Basic	$(.04)	$.07
Diluted	$(.04)	$.07

4.	Inventories

Inventories consist of the following:

	12/31/05	9/30/05
Materials	$1,699,149	$2,942,827
Work In Progress	4,446,674	3,533,734
Finished Goods	1,439,264	1,133,166

	$7,585,087	$7,609,727

5.	Earnings Per Common Share

Basic earnings per share amounts are computed by dividing the net income by the weighted average number of common shares outstanding. Diluted earnings per share amounts are computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents, and stock options outstanding during the period.

6.	Preferred Stock

At December 31, 2005, the Company had 8,000,000 authorized shares of preferred stock, no par value, that may be issued at such terms and provisions as determined by the board of directors. None are outstanding.

7.	Stock Options

During the fiscal year ended September 30, 2005, the shareholders approved the cancellation of the Stock Option Plan, previously adopted by the shareholders at the January 24, 2004 shareholders meeting, and in its place, approved the 2004 Stock Incentive Plan with an aggregate of 800,000 shares of the Company’s unissued common stock to be reserved for issuance to employees and non-employee directors. The option price, numbers of shares and grant date are determined at the discretion of the Company’s board of directors.

During the quarter ended December 31, 2005, 105,000 stock options were granted at a price of $5.60 per share.

On January 27, 2006, the Company completed the sale of its securities to investors in a private placement pursuant to purchase agreements, dated December 15, 2005, by and among the Company and the investors of our common stock named therein (the “Purchase Agreements”). Pursuant to the Purchase Agreements, the Company agreed to sell up to an aggregate of 2,857,146 shares of its common stock at a price per share of $5.25 and warrants to purchase 1,000,000 shares of its common stock (the “Private Placement”) at an exercise price of $6.30 (subject to adjustment). The sale and issuance of the securities closed in two tranches. The first closing was completed on December 16, 2005, pursuant to which the Company issued and sold an aggregate of 2,000,003 shares of its common stock and warrants to purchase 700,000 shares of its common stock. The second closing was completed on January 27, 2006, pursuant to which the Company sold an additional 857,143 shares of its common stock and warrants to purchase 300,000 shares of its common stock.

8.	Segment Information

Certain financial information for each segment is provided below as of December 31:

	2005	2004
Net revenues:
Lawn and Pest Control Services	$9,456,794	$—
High Frequency Radio	1,740,404	2,534,507
Telephone Communications	1,768,792	2,559,481

Total net revenues	$12,965,990	$5,093,988

Operating income (loss):
Lawn and Pest Control Services	$1,066,330	$—
High Frequency Radio	294,919	281,845
Telephone Communications	(355,022)	229,877
Unallocated home office expenses	(1,690,993)	—

Total operating income (loss)	$(684,766)	$511,722

9.	Recent Accounting Pronouncements

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

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities”, which is effective for all derivative and hedging activities initiated after June 30, 2003. The Company has no derivative or hedging activities. Therefore, the adoption of Statement No. 149 is not expected to materially affect the Company’s financial statements.

In May 2003, the FASB issued SAFS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”, which is effective for all financial instruments after June 15, 2003. Since the Company has no such financial instruments, the adoption of Statement No. 150 is not expected to materially affect the Company’s financial statements.

In December 2004, the FASB issued SFAS No 123 (revised 2004), “Share-Based Payment.” SFAS No. 123 (R) will require the Company to recognize compensation expense for all stock-based compensation in its consolidated statements of earnings. Pro forma disclosure will no longer be an alternative. SFAS No. 123 (R) will also require the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow, as required under current guidance. The new requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. This statement is effective beginning with the first quarterly or annual reporting period of the fiscal year beginning on or after December 15, 2005.

In November 2004 the FASB issued SFAS No. 151, “Inventory Costs.” SFAS No. 151 amends the guidance in Accounting Research Bulletin 43, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expenses, freight, handling costs and wasted material (spoilage) cost. SFAS No. 151 requires those items to be excluded from the cost of inventory and expensed when incurred. It also requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company is still evaluating the impact of adopting SFAS No 151, but it does not expect it to have a material impact on its consolidated results of operations or financial position.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement provides guidance on accounting for reporting of accounting changes and error corrections. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the statement to have a material effect on its financial statements.

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
The Lawn and Pest Control Services segment acquired its first company on June 7, 2005, through the acquisition by our subsidiary, Sunair Southeast Pest Holdings, Inc., of all of the outstanding capital stock of Middleton Pest Control, Inc. (“Middleton”). The aggregate purchase price for the outstanding capital stock of Middleton was $50 million, which was comprised of: (i) $35.0 million in cash; (ii) $5.0 million in the form of a subordinated promissory note; and (iii)1,028,807 shares of our common stock. On July 29, 2005, Middleton acquired substantially all of the assets of Four Season Lawn and Pest Control, Inc. for approximately $1.4 million in cash. In addition, on December 20,

2005, Middleton acquired Spa Creek Services, LLC D/B/A Pest Environmental (“Spa Creek”), a pest control and termite services company located in Central Florida for a purchase price of approximately $5.5 million in cash.
On January 27, 2006, we completed the sale of our securities to investors in a private placement pursuant to purchase agreements, dated December 15, 2005, by and among us and the investors of our common stock named therein (the “Purchase Agreements”). Pursuant to the Purchase Agreements, we agreed to sell up to an aggregate of 2,857,146 shares of our common stock at a price per share of $5.25 and warrants to purchase 1,000,000 shares of our common stock (the “Private Placement”) at an exercise price of $6.30 (subject to adjustment) with total gross proceeds (before fees and expenses) to us of approximately $15 million and net proceeds to us of approximately $13.8 million.
The sale and issuance of our securities closed in two tranches. The first closing was completed on December 16, 2005, pursuant to which we issued and sold an aggregate of 2,000,003 shares of our common stock and warrants to purchase 700,000 shares of our common stock. The second closing was completed on January 27, 2006, pursuant to which we sold an additional 857,143 shares of our common stock and warrants to purchase 300,000 shares of our common stock.
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
Liquidity:
For the quarter ended December 31, 2005, we had positive cash flow from operations of $321,848 due to increases in depreciation and amortization and decreases due to deferred taxes, accounts payable and accrued expenses. The primary reason for these increases was due to the acquisitions made in the Lawn and Pest Control Services segment. Cash flow from operations was negatively impacted by our net loss of $(364,543).
Cash flows used by investing activities for the quarter ended December 31 2005 were $5,986,024 which consisted primarily of costs incurred in the acquisition of Spa Creek. Costs were also incurred in the purchase of property, plant and equipment as well as software development costs.
Cash flows provided by financing activities for the quarter ended December 31, 2005 were $5,921,960 provided by proceeds from the sale of common stock, less the repayment of a portion of the line of credit and costs associated with the sale of common stock.
During the quarter ended December 31, 2005, we had short term investments and cash or cash equivalents more than adequate to cover known requirements, unforeseen events or uncertainties that might occur. Our known requirements consist of normal operating expenses. During this three month period, cash and cash equivalents had an average balance of $3,350,000 as opposed to an average balance of $4,162,000 for the three months ending December 31, 2004. Cash equivalents are money market funds that are readily available for immediate use should the occasion arise. It is anticipated that we will remain as liquid during fiscal 2006. Our current ratio as of December 31, 2005 was 2.0 compared to 2.0 as of September 30, 2005.
We record reserves for inventory shrinkage and obsolescence, when considered necessary. For the quarter just ended inventory shrinkage and obsolescence reserves decreased $2,774 as compared to an increase of $25,493 for the same period one year ago due to a decrease in the write down of obsolete and discontinued products. Accounts receivable consist of balances due from sales. We monitor accounts receivable and provide allowances when considered necessary. As of December 31, 2005, we established an allowance of $298,200. As of December 31, 2004 we established an allowance of $48,485.

Non-cash interim reserves are maintained to cover items such as warranty repairs in process and other charges that may be in dispute. No letters of credit involve foreign exchange.
Capital Resources:
During the first quarter of fiscal 2006, $161,289 was spent for Capital Assets. These funds were primarily used for leasehold improvements and equipment. No expenditures are contemplated for extensive maintenance in fiscal 2006. Liabilities consist of current accounts payable, accrued expenses related to the current accounting period, customer deposits, and the current and long-term portion of notes payable.
We have a revolving line of credit with a financial institution. The maximum credit limit is $20,000,000. Interest is compounded daily based upon the London Interbank Offering Rate (LIBOR) plus a variable percentage based on the leverage ratio. The interest rate at December 31, 2005 was approximately 7.25%. The revolving line of credit has a commitment fee in the amount of .375% per annum on the average daily unused amount of the aggregate revolving committed amount. The revolving line of credit requires us to maintain specified financial ratios regarding leverage, interest coverage and EBITDA. The revolving line of credit also places certain restrictions on, among other things, our ability to create or incur indebtedness, pay or make dividends or other distributions, create or permit certain liens, enter into transactions with affiliates and merge or consolidate with other entities. The revolver line expires on June 7, 2007. The balance due on the line was $8,500,000 at December 30, 2005.
Results of Operations:
First Quarter of Fiscal 2006 Compared to First Quarter of Fiscal 2005
During the first quarter ended December 31, 2005, sales of $12,965,990 were up 154.5% or $7,872,002 from the same quarter one year ago. Of those, sales of $9,456,794 or 72.9% was attributed to the new Lawn and Pest Control Services segment. $1,740,404 or 13.4% was attributed to the High Frequency Radio segment, and $1,768,792 or 13.6% was attributed to the wholly owned subsidiaries of Percipia and Telecom, in the Telephone Communications segment.
Sales in the High Frequency Radio segment are non-recurring, and because we completed fewer contracts in the first quarter of fiscal 2006 than in the first quarter of fiscal 2005, sales in this segment decreased to $1,740,404 in the first quarter of fiscal 2006 from $2,534,507 in the first quarter of fiscal 2005.
Sales in the Telephone Communications segment decreased to $1,768,792 in the first quarter of fiscal 2006 from $2,559,481 in the first quarter of fiscal 2005 due to customer returns to Telecom of defective equipment. Telecom returned the defective equipment to the manufacturer for replacement. The defect has been corrected and normal shipments by Telecom are expected to commence at the beginning of the third quarter of fiscal 2006.
Backlog for the High Frequency Radio and Telephone Communications segments of $3,222,000 was lower at December 31, 2005 compared to $6,537,000 at December 31, 2004, due in part to the decrease in sales in the High Frequency Radio segment, which temporarily depleted backlog, offset by increases in backlog at Percipia.
Cost of sales was lower at 40.7% of sales in the first quarter of fiscal 2006 as compared to 55.0% of sales in the first quarter of fiscal 2005. This decrease is primarily due to the addition of the Lawn and Pest Control Services segment which has lower costs than the High Frequency Radio and Telephone Communications segments. Cost of sales for the Lawn and Pest Control Services segment was $3,091,756 or 32.7%. Cost of sales for the High Frequency Radio segment was $1,072,069 or 61.6% and cost of sales for the Telephone Communications segment was $1,108,470 or 62.7%. Inventories increased 9.9% or $683,887 from the same period one year ago primarily due to increases in inventories received from the acquisitions in the Lawn and Pest Control Services segment which were greater than the reductions realized by the other segments. We continue our efforts to reduce inventories to lower levels.
Selling, general and administrative expenses increased 345.6% or $6,188,650 due to the expenses incurred by the newly created home office and overhead associated with increased legal expenses, the acquisition of Middleton and Four Seasons Lawn and Pest Control, Inc. in June and July of fiscal 2005 and Spa Creek in the first quarter of fiscal 2006, and the amortization of customer lists associated with our acquisition of Middleton, Four Seasons Lawn and Pest Control, Inc. and Spa Creek. Expenses continue to be incurred for expanded market exposure and increased product applications.
Interest income decreased $19,108 due to funds used for investments in the Lawn and Pest Control Services segment. Interest expense was incurred on obligations incurred on the purchase of Middleton and for the establishment and use of the line of credit.. Other income decreased slightly as there was reduced activity in this area for fiscal 2006.
For the first quarter of fiscal 2006, we incurred net loss of $(364,543) as compared to net income of $372,405 for the first quarter of fiscal 2005 for the reasons described above.
Item 3. Controls and Procedures
(a) Evaluation of disclosure controls and procedures. The term “disclosure controls and procedures” is defined in Rule 13a — 15(e) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have concluded, based on their evaluation as of December 31, 2005, that our disclosure controls and procedures are effective.
(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
Item 1. Legal Proceedings
On November 21, 2005, a lawsuit was filed against Percipia, Inc. (a Subsidiary of Sunair), claiming that Percipia interfered with employment relationships with two individuals who were employed by the plaintiff. As of December 31, 2005, the lawsuit was in the early stages and its outcome could not be determined.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
Effective November 30, 2005, shareholders of the Company approved an amendment to the Company’s Articles of Incorporation to change the name of the Company from Sunair Electronics, Inc. to Sunair Services Corporation. The action was taken by written consent in lieu of a meeting. Shareholders holding 69.2% of the outstanding shares of common stock executed the written consent.
Item 5. Other Information
None.
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

SUNAIR SERVICES CORPORATION

Date February 14, 2006	/S/ John J. Hayes

John J. Hayes, President
and Chief Executive Officer

Date February 14, 2006	/S/ Synnott B. Durham

Synnott B. Durham,
Chief Financial Officer