Form 10QSB
period 2006-03-31
SUNAIR SERVICES CORP
filed 2006-05-15
CIK 95366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
Yes ☐      No ☒
Registrant’s common stock — par value 10 cents, outstanding as of May 15, 2006 — 13,060,559 shares.
Transitional Small Business Disclosure format. Yes ☐      No ☒

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES
INDEX
*****

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SUNAIR SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)
ASSETS

	March 31, 2006	September 30, 2005
CURRENT ASSETS:

Cash and cash equivalents	$3,476,320	$3,220,699
Accounts receivable, net	5,320,284	4,983,714
Interest receivable	12,707	14,488
Inventories, net	7,616,168	7,609,727
Deferred tax asset	424,859	315,837
Prepaid and other current assets	2,034,421	1,435,146

Total Current Assets	18,884,759	17,579,611

NOTE RECEIVABLE	334,986	334,986

PROPERTY, PLANT, AND EQUIPMENT, net	2,792,398	2,321,008

DEFERRED TAX ASSET	168,635	—

OTHER ASSETS

Software costs, net	3,904,638	3,938,402
Customer list, net	12,071,788	10,262,250
Goodwill	53,725,987	43,599,379
Other assets	211,232	80,393

Total Other Assets	69,913,645	57,880,424

TOTAL ASSETS	$92,094,423	$78,116,029

See accompanying notes.

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)
LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31, 2006	September 30, 2005
CURRENT LIABILITIES:

Accounts payable	$2,935,906	$4,630,304
Accrued expenses	4,469,200	2,274,312
Unearned revenues	489,417	181,216
Customer deposits	2,224,123	1,490,677
Capital lease obligations, current portion	11,933	41,561
Notes payable, current portion	114,028	90,645

Total Current Liabilities	10,244,607	8,708,715

LONG TERM LIABILITIES

Capital lease obligations, net of current portion	—	6,712
Notes payable, net of current portion	1,844,739	287,549
Notes payable —related party	5,000,000	5,000,000
Revolving line of credit	10,500,000	12,000,000
Deferred tax liability	—	188,400

Total Long Term Liabilities	17,344,739	17,482,661

Total Liabilities	27,589,346	26,191,376

STOCKHOLDERS’ EQUITY:

Preferred stock, no par value, 2,000,000 shares authorized, none issued and outstanding
Common stock, $.10 par value, 25,000,000 shares authorized, 13,060,559, and 10,186,377 shares issued and outstanding at March 31, 2006 and September 30, 2005 respectively	1,306,056	1,018,638
Additional paid-in-capital	51,252,133	37,759,670
Retained earnings	12,008,342	13,170,774
Translation adjustment	(61,454)	(24,429)

Total Stockholders’ Equity	64,505,077	51,924,653

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$92,094,423	$78,116,029

See accompanying notes.

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

	Six Months Ended
	March 31, 2006	March 31, 2005
SALES	$27,651,312	$9,940,320

COST OF SALES	11,933,476	5,537,526

GROSS PROFIT	15,717,836	4,402,794

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	16,713,752	3,419,467

INCOME (LOSS) FROM OPERATIONS	(995,916)	983,327

OTHER INCOME (EXPENSES):

Interest income	30,872	150,426
Interest expense	(668,445)	(32,140)
Other income (expenses)	5,000	(18,306)

Total Other Income (Expenses)	(632,573)	99,980

INCOME (LOSS) BEFORE BENEFIT (PROVISION) FOR INCOME TAXES	(1,628,489)	1,083,307

BENEFIT (PROVISION) FOR INCOME TAXES	466,057	(347,800)

NET INCOME (LOSS)	$(1,162,432)	$735,507

NET INCOME (LOSS) PER COMMON SHARE:
BASIC	$(0.10)	$0.14

DILUTED	$(0.10)	$0.11

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	11,646,412	5,412,524

DILUTED	11,661,482	6,667,402

See accompanying notes.

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended
	March 31, 2006	March 31, 2005
SALES	$14,685,322	$4,846,332

COST OF SALES	6,661,181	2,736,727

GROSS PROFIT	8,024,141	2,109,605

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	8,734,587	1,628,952

INCOME (LOSS) FROM OPERATIONS	(710,446)	480,653

OTHER INCOME (EXPENSES):
Interest income	14,204	114,650
Interest expense	(257,270)	(12,258)
Other income (expenses)	9,789	(11,460)

Total Other Income (Expenses)	(233,277)	90,932

INCOME (LOSS) BEFORE BENEFIT (PROVISION) FOR INCOME TAXES	(943,723)	571,585

BENEFIT (PROVISION) FOR INCOME TAXES	145,834	(208,483)

NET INCOME (LOSS)	$(797,889)	$363,102

NET INCOME (LOSS) PER COMMON SHARE:

BASIC	$(0.06)	$0.05

DILUTED	$(0.06)	$0.04

WEIGHTED AVERAGE SHARES OUTSTANDING:

BASIC	12,805,558	6,848,203

DILUTED	12,813,702	9,993,921

See accompanying notes.

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	March 31, 2006	March 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$(1,162,432)	$735,507
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	435,919	96,249
Amortization	944,946	159,437
Deferred taxes	(466,057)	119,725
Bad debt reserve	303,026	—
Equity based compensation	123,409	—
Inventories reserve	29,698	52,571
(Increase) decrease in Assets:
Accounts receivable	(164,628)	40,788
Interest receivable	1,781	97,138
Inventories	120,822	100,085
Prepaid and other current assets	(599,275)	(458,366)
Other assets	(130,839)	—
Increase (decrease) in Liabilities:
Accounts payable and accrued expenses	175,458	(710,953)
Unearned revenue	234,631	(15,168)
Income taxes payable	—	235,544
Customer deposits	419,995	—

Net Cash Provided By Operating Activities	266,454	452,557

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property, plant, and equipment	(250,177)	(67,410)
Software development costs	(229,692)	(226,971)
Cash paid for business acquisitions	(11,578,687)	(1,500,000)
Proceeds from redemption of held-to-maturity investments	—	2,913,601

Net Cash (Used In) Provided By Investing Activities	$(12,058,556)	$1,119,220

See accompanying notes.

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	March 31, 2006	March 31, 2005

CASH FLOWS FROM FINANCING ACTIVITIES:

Principal repayment of line of credit	$(1,500,000)	$(2,000,000)
Proceeds from exercise of stock options	—	18,563
Proceeds from the sale of common stock	13,656,472	24,242,420
Principal on capital leases	(36,340)	—
Principal repayment of notes payable	(35,384)	(10,557)

Net Cash Provided By (Used In) Financing Activities	12,084,748	22,250,426

Effect of Exchange Rate Fluctuations on Cash	(37,025)	50,625

NET INCREASE IN CASH AND CASH EQUIVALENTS	255,621	23,872,828

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,220,699	3,872,224

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,476,320	$27,745,052

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$—	$125,000

Cash paid during the period for interest	$553,389	$32,140

See accompanying notes.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
1.	Basis Of Consolidated Financial Statement Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with the instructions to Form 10-QSB and do not include all the information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s most recent audited consolidated financial statements and notes thereto included in its September 30, 2005 annual report on Form 10-KSB. Operating results for the three and six months ended March 31, 2006 and 2005 are not necessarily indicative of the results that may be expected for the year ending September 30, 2006.

2.	Significant Accounting Policies

Use Of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Accounts Receivable
Accounts receivable consist of balances due from sales. The Company monitors accounts receivable and provides allowances when considered necessary. As of March 31, 2006 and September 30, 2005, the Company established an allowance of $601,722 and $144,194 respectively.

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

Inventories
Inventories, which consist of raw materials, work-in-process, and finished goods, are stated at the lower of cost or market value, cost being determined using the first in, first out method. Fixed and variable manufacturing costs and overhead are included in the carrying values of finished goods and work-in-process. The Company records reserves for inventory shrinkage and obsolescence, when considered necessary. As of March 31, 2006 inventory shrinkage and obsolescence reserves increased $29,698 from September 30, 2005.

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

Software Costs
The Company capitalizes certain costs associated with software development in accordance with statement of Financial Accounting Standard #86 (FASB No.86) “Accounting for the costs of computer software to be sold, leased, or otherwise marketed.” The Company amortizes costs over 10 years, the estimated useful life of the asset.

Customer List
Pursuant to the acquisition of Middleton Pest Control, Inc. (“Middleton”), the Company recorded Customer List as an intangible asset in the amount of $10,500,000, which amount was determined pursuant to an independent third-party appraisal. The Company is amortizing the Customer List over its estimated economic life of 8 years.

Pursuant to the acquisition of Four Seasons Lawn and Pest Control, Inc. by Middleton, the Company recorded Customer List as an intangible asset in the amount of $204,000. The Company is amortizing the Customer List over its estimated economic life of 8 years.

Pursuant to the acquisition of Spa Creek Services, LLC, D/B/A Pest Environmental Services, Inc. (“Spa Creek”) by Middleton, the Company recorded Customer List as an intangible asset in the amount of $262,000. The Company is amortizing the Customer List over its estimated economic life of 8 years.

Pursuant to the acquisition of Par Pest Control, Inc. D/B/A Paragon Termite & Pest Control (“Paragon”) by Middleton, the Company recorded Customer List as an intangible asset in the amount of $562,400. The Company is amortizing the Customer List over its estimated economic life of 8 years.

Pursuant to the acquisition of Pestec Pest Control, Inc. (“Pestec”) by Middleton, the Company recorded Customer List as an intangible asset in the amount of $112,628. The Company is amortizing the Customer List over its estimated economic life of 8 years.

Pursuant to the acquisition of Ron Fee, Inc. by Middleton, we recorded Customer List as an intangible asset in the amount of $1,554,000. The Company is amortizintg the Customer List over its estimated economic life of 8 years.

Impairment Of Long-Lived Assets And Long-Lived Assets To Be Disposed Of

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the assets exceeds the fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. There were no assets impaired during the six months ended March 31, 2006 and 2005.

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

Comprehensive Income
Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes certain changes in equity that are excluded from net income. At March 31, 2006 and September 30, 2005, accumulated other comprehensive income was comprised of cumulative foreign currency translation adjustments.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), using the modified prospective method (with the Black-Scholes fair value model), which requires the Company to recognize expense related to the fair value of stock-based compensation awards. Under the modified prospective method, stock-based compensation expense for the three months ended March 31, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 1, 2006, based on grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), and compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006, based on the grant date fair values estimated in accordance with the provisions of SFAS No. 123R. In addition, stock options granted to certain members of the Board of Directors (“Board”) as payment for services rendered as board members (“Board Services”) recorded in accordance with SFAS No. 123R are also included in stock-based compensation for the three months ended March 31, 2006. Accordingly, prior period amounts presented herein have not been restated to reflect the adoption of SFAS No. 123R.

Prior to January 1, 2006, the Company accounted for its stock-based compensation plan as permitted by SFAS No. 123, using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and made the pro forma disclosures required by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS No. 148”) for the three months ended March 31, 2005. All options granted under the Plan (discussed in Note 7) and Prior Plan (discussed in Note 7) had exercise prices equal to the fair market value of the underlying Common Stock on the date of grant. Accordingly, for the three months ended March 31, 2005, stock-based compensation is related to options granted to certain members of the Board for Board Services recorded in accordance with APB No. 25.

3.	Acquisitions

Acquisition of Middleton Pest Control, Inc.

On June 7, 2005, the Company, Sunair Southeast Pest Holdings, Inc., a wholly owned subsidiary of the Company (“Pest Holdings”), and the selling shareholders (collectively, the “Sellers”) of Middleton, entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) pursuant to which, on the same date, Pest Holdings acquired from the Sellers 100% of the issued and outstanding shares of capital stock of Middleton. The aggregate purchase price for the outstanding capital stock of Middleton was $50,000,000, which was comprised of: (i) $35,000,000 in cash; (ii) $5,000,000 in the form of a subordinated promissory note; and (iii) 1,028,807 shares of the Company’s common stock. The Company also incurred closing costs of $1,610,541 and a charge of $1,400,000 for Middleton’s built-in capital gains tax for a total purchase price of $53,010,541.

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

Acquisition of Four Seasons Lawn and Pest Control, Inc.

On July 29, 2005, Middleton entered into an Asset Purchase Agreement to acquire substantially all of the assets of Four Seasons Lawn and Pest Control, Inc. for $1,423,760.

Acquisition of Spa Creek, LLC.

On December 16, 2005, Middleton entered into a definitive Asset Purchase Agreement by and among Middleton and Spa Creek Services, LLC, D/B/A Pest Environmental Services, Inc., a Delaware limited liability company (“Spa Creek”), to acquire substantially all the assets and assumed certain liabilities of Spa Creek for $5,500,000.

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

Acquisition of Pestec Pest Control, Inc.

On February 28, 2006 Middleton, entered into an Asset Purchase Agreement to acquire substantially all of the assets of Pestec for approximately $800,000 consisting of $775,000 cash and $25,000 in transaction costs.

Acquisition of Par Pest Control, Inc.

On January 9, 2006, Middleton entered into an Asset Purchase Agreement to acquire substantially all of the assets of Paragon for approximately $1,050,000 consisting of $800,000 cash, $100,000 in the form of a subordinated note, $50,000 in transaction costs and 17,036 shares of common stock.

Acquisition of Ron Fee, Inc.

On March 31, 2006 the Company, through Middleton, entered into a definitive Asset Purchase Agreement to acquire substantially all of the assets and certain liabilities of Ron Fee, Inc., a Florida corporation, for $5,200,000 consisting of $4 million cash and $1.2 million in the form of a subordinated promissory note.

In addition, the Company incurred approximately $325,000 of transaction costs consisting of legal and accounting fees.

The following table sets forth the preliminary allocation of the purchase price to Ron Fee, Inc. tangible and intangible assets acquired and liabilities assumed as of March 31, 2006:

Goodwill	$3,330,000
Customer List	1,554,000
Accounts receivable	235,000
Inventory	91,000
PPE	440,000
Accounts payable	(74,000)
Customer deposits	(22,000)
Notes payable	(29,000)

Total	$5,525,000

Pro-Forma Results of Operations

The following sets forth the Company’s results of operations for the Six Months ended March 31, 2006 as if the acquisitions had taken place on October 1, 2004.

	Six Months Ended March 31,
	2006	2005
Revenues	$30,951,059	$29,939,733

Net income	$(918,387)	$1,150,531

Earnings per share
Basic	$(.08)	$.21
Diluted	$(.08)	$.17

4.	Inventories

Inventories consist of the following:

	March 31,2006	September 30, 2005
Materials	$1,737,072	$2,942,827
Work In Progress	4,261,712	3,533,734
Finished Goods	1,617,384	1,133,166

	$7,616,168	$7,609,727

5.	Earnings Per Common Share

Basic earnings per share amounts are computed by dividing the net income by the weighted average number of common shares outstanding. Diluted earnings per share amounts are computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents, and stock options outstanding during the period.

6.	Preferred Stock

At March 31, 2006, the Company had 8,000,000 authorized shares of preferred stock, no par value, that may be issued at such terms and provisions as determined by the board of directors. None are outstanding.

7.	Stock-Based Compensation Summary of plans

During the fiscal year ended September 30, 2005, the shareholders approved the 2004 Stock Incentive Plan with an aggregate of 800,000 shares of the Company’s unissued common stock to be reserved for issuance to key employees as non-qualified stock options.The option price, numbers of shares and grant date are determined at the discretion of the Company’s board of directors.

During the quarter ended December 31, 2005, 105,000 stock options were granted at a price of $5.60 per share.

During the quarter ended March 31, 2006, 20,000 stock options were granted at a price of $5.35 per share and 17,500 stock options were granted at a price of $6.09 per share. 13,244 stock options at a price of $11.40 per share and 5,000 stock options at a price of $5.60 per share were cancelled.

Fair Value

On January 1, 2006, the Company adopted the provisions of SFAS No. 123R which requires the Company to recognize expense related to the fair value of stock-based compensation awards. The Company elected the modified perspective transition method as permitted by SFAS No. 123R and therefore has not restated the financial results for prior periods. Under the modified prospective method, stock-based compensation expense for the three months ended March 31, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 1, 2006, based on grant date fair value estimated in accordance with the provisions of SFAS No. 123 and compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. In addition, options granted to certain members of the Board of Directors as payment for services rendered as board members (“Board Services”) recorded in accordance with SFAS No. 123R and the issuance of restricted stock awards and stock units are also included in stock-based compensation for the three months ended March 31, 2006. The Company recognizes compensation expense for restricted stock awards and restricted stock units on a straight-line basis over the requisite service period of the award. For the three months ended March 31, 2006, the Company expensed $123,409 compensation expense and is being reflected as selling, general and administrative expenses.

Prior to January 1, 2006, the Company accounted for its stock-based compensation plan as permitted by SFAS No. 123, using the intrinsic value method prescribed in APB No. 25, and made the pro forma disclosures required by SFAS No. 148 for the three months ended March 31, 2005. All options granted under the Plan and Prior Plan had exercise prices equal to the fair market value of the underlying Common Stock on the date of grant. Accordingly, for the three months ended March 31, 2005, stock-based compensation was recorded in accordance with APB No. 25.

The following table illustrates the effect on net income and net income per share of Common Stock as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation during the three months ended March 31, 2005:

For the Three
Months Ended
March 31, 2005
Net income:
As reported	$363,102
Add: Stock-based compensation expense, as reported	—

Deduct: Stock-based compensation expense, pro forma	(63,287)

Net income, pro forma	$299,815

Net income per share, basic:
Basic, as reported	$0.05

Stock-based compensation expense, pro forma	(0.01)

Net income per share, basic, pro forma	$0.04

Net income per share, diluted:
Diluted, as reported	$0.04
Stock-based compensation expense, pro forma	(0.01)

Net income per share, diluted, pro forma	$0.03

The fair value of stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the three months ended March 31, 2006:

	For the Three Months Ended
	March 31,
	2006	2005
Expected term (in years)	8	8
Volatility	31%	31%
Interest rate	4.14%	3.86%
Dividend yield	—	—
Weighted average fair value at grant date	$4.43	6.33
The Company’s computation of the expected volatility for the three months ended March 31, 2006 is based primarily upon historical volatility and the expected term of the option. The expected term is based on the historical exercise experience under the share-based plans of the underlying award (including post-vesting employment termination behavior) and represents the period of time the share-based awards are expected to be outstanding. The interest rate is based on the U.S. Treasury yield in effect at the time of grant for a period commensurate with the estimated expected life.

As of March 31, 2006, approximately $1.8 million of total unrecognized compensation costs related to non-vested stock options is expected to be recognized over a weighted average period of 2 years.

8.	Sale of Securities — Private Placement

On January 27, 2006, the Company completed the sale of its securities to investors in a private placement pursuant to purchase agreements, dated December 15, 2005, by and among the Company and the investors of the common stock named therein (the “Purchase Agreements”). Pursuant to the Purchase Agreements, the Company agreed to sell up to an aggregate of 2,857,146 shares of its common stock at a price per share of $5.25 and warrants to purchase 1,000,000 shares of its common stock (the “Private Placement”) at an exercise price of $6.30 (subject to adjustment) with total gross proceeds (before fees and expenses) to the Company of approximately $15 million and net proceeds to the Company of approximately $13.7 million.

9.	Segment Information:

Certain financial information for each segment is provided below as of March 31:

	2006	2005
Net revenues:
Pest control	$20,375,094	$—
Transmission equipment	3,372,202	5,297,028
Telephone systems	3,904,016	4,643,292

Total net revenues	$27,651,312	$9,940,320

Income (loss) before taxes:
Pest control	$1,523,151	$—
Transmission equipment	736,716	904,425
Telephone systems	(533,962)	178,882
Unallocated home office expenses	(3,354,394)	—

Total operating income (loss)	$(1,628,489)	$1,083,307

10.	Recent Accounting Pronouncements:

In November 2004 the FASB issued SFAS No. 151, Inventory Costs. SFAS No. 151 amends the guidance in Accounting Research Bulletin 43, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expenses, freight, handling costs and wasted material (spoilage) cost. SFAS No. 151 requires those items to be excluded from the cost of inventory and expensed when incurred. It also requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company is still evaluating the impact of adopting SFAS No 151, but the Company does not expect it to have a material impact on its consolidated results of operations or financial position.

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
The Lawn and Pest Control Services segment acquired its first company on June 7, 2005, through the acquisition by our subsidiary, Sunair Southeast Pest Holdings, Inc., of all of the outstanding capital stock of Middleton Pest Control, Inc. (“Middleton”). The aggregate purchase price for the outstanding capital stock of Middleton was $50 million, which was comprised of: (i) $35.0 million in cash; (ii) $5.0 million in the form of a subordinated promissory note; and (iii)1,028,807 shares of our common stock. On July 29, 2005, Middleton acquired substantially all of the assets of Four Season Lawn and Pest Control, Inc. (“Four Seasons”) for approximately $1.4 million in cash. On December 20, 2005, Middleton acquired Spa Creek Services, LLC D/B/A Pest Environmental (“Spa Creek”), a pest control and termite services company located in Central Florida for a purchase price of approximately $5.7 million in cash. In addition, on March 31, 2006, Middleton acquired Ron Fee, Inc. (“Ron Fee”), a pest control and termite services company located in Central Florida for a purchase price of approximately $5.2 million, which was comprised of (i) $4.0 million in cash; and (ii) $1.2 million in the form of a subordinated promissory note.
On January 27, 2006, we completed the sale of our securities to investors in a private placement pursuant to purchase agreements, dated December 15, 2005, by and among us and the investors of our common stock named therein (the

“Purchase Agreements”). Pursuant to the Purchase Agreements, we agreed to sell up to an aggregate of 2,857,146 shares of our common stock at a price per share of $5.25 and warrants to purchase 1,000,000 shares of our common stock (the “Private Placement”) at an exercise price of $6.30 (subject to adjustment) with total gross proceeds (before fees and expenses) to us of approximately $15 million and net proceeds to us of approximately $13.7 million.
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
We plan to use the proceeds from the sale of our securities in the Private Placement to fund acquisitions that have operations in the lawn and pest control services sector. We plan initially to focus on acquisitions in the southeastern United States including Alabama, Georgia, Louisiana, Mississippi and Florida, but will consider additional “super regional” acquisitions in other geographic areas. Ultimately, we anticipate that with the formation of our new Lawn and Pest Control Services segment, we no longer will operate solely through our traditional High Frequency Radio segment. Furthermore, as we are able to grow our Lawn and Pest Control Services segment through acquisitions and, eventually through internal organic growth, we contemplate that this new division will become our dominant operation. Accordingly, if we are successful in implementing this strategy, it will represent a fundamental shift in the nature of our business. As previously discussed, since our initial acquisition of Middleton, we have made several acquisitions in the Lawn and Pest Control Services segment including Four Seasons, Spa Creek and Ron Fee.
Liquidity:
For the six months ended March 31, 2006, we had positive cash flow from operations of $266,454 due to increases in depreciation and amortization, bad debt reserve and equity based compensation, and decreases due to deferred taxes, prepaid and other current assets, accounts payable, accrued expenses and customer deposits. The primary reason for these increases was due to the acquisitions made in the Lawn and Pest Control Services segment.
Cash flow from operations was negatively impacted by our net loss for the six months of $(1,162,432).
Cash flows used by investing activities for the six months ended March 31, 2006 were $12,058,556 which consisted primarily of costs incurred in the acquisition of Spa Creek and Ron Fee. Costs were also incurred in the purchase of property, plant and equipment as well as software development costs.
Cash flows provided by financing activities for the six months ended March 31, 2006 were $12,084,748 provided by proceeds from the sale of our securities, less the repayment of a portion of the line of credit and costs associated with the sale of our securities.
During the first six months of fiscal 2006, we had short term investments and cash or cash equivalents more than adequate to cover known requirements, unforeseen events or uncertainties that might occur. Our known requirements consist of normal operating expenses. During this six month period, cash and cash equivalents had an average balance of $3,391,834 as opposed to an average balance of $18,228,000 for the six months ending March 31, 2005. Cash equivalents are money market funds that are readily available for immediate use should the occasion arise. It is anticipated that we will remain as liquid during fiscal 2006. Our current ratio as of March 31, 2006 was 1.8 compared to 2.0 as of September 30, 2005.
We record reserves for inventory shrinkage and obsolescence, when considered necessary. For the six months ended March 31, 2006, inventory shrinkage and obsolescence reserves increased $29,698 as compared to an increase of $52,571 for the same period one year ago due to an increase in the write down of obsolete and discontinued products. Accounts receivable consist of balances due from sales. We monitor accounts receivable and provide allowances when considered necessary. As of March 31, 2006, we established an allowance of $601,722. As of March 31, 2005 we established an allowance of $48,485.

Non-cash interim reserves are maintained to cover items such as warranty repairs in process and other charges that may be in dispute. No letters of credit involve foreign exchange.
Capital Resources:
During the six months ended March 31, 2006, $250,177 was spent for capital assets. These funds were primarily used for leasehold improvements and equipment. No expenditures are contemplated for extensive maintenance in fiscal 2006. Liabilities consist of current accounts payable, accrued expenses related to the current accounting period, customer deposits, and the current and long-term portion of notes payable.
We have a revolving line of credit with a financial institution. The maximum credit limit is $20,000,000. Interest is compounded daily based upon the London Interbank Offering Rate (LIBOR) plus a variable percentage based on the leverage ratio. The interest rate at March 31, 2006 was approximately 7.825%. The revolving line of credit has a commitment fee in the amount of .375% per annum on the average daily unused amount of the aggregate revolving committed amount. The revolving line of credit requires us to maintain specified financial ratios regarding leverage, interest coverage and EBITDA. The revolving line of credit also places certain restrictions on, among other things, our ability to create or incur indebtedness, pay or make dividends or other distributions, create or permit certain liens, enter into transactions with affiliates and merge or consolidate with other entities. The revolving line expires on June 7, 2007. The balance due on the line was $10,500,000 at March 31, 2006.
Results of Operations:
First six months of fiscal year ended 2006 compared to first six months of fiscal year ended 2005
During the first six months ended March 31, 2006 of the current fiscal year, sales of $27,651,312 were up 178.2% or $17,710,992 from the same period one year ago. Of those, sales of $20,375,094 or 73.7% was attributed to the Lawn and Pest Control Services segment. $3,372,202 or 12.2% was attributed to the High Frequency Radio segment, and $3,904,016 or 14.1% was attributed to the wholly owned subsidiaries of Percipia and Telecom, in the Telephone Communications segment. Sales in the High Frequency Radio segment are not recurring businesses, and accordingly, we expect that sales in the High Frequency Radio segment will move back toward a more historical revenue range in 2006.
Backlog of $3,503,000 was lower at March 31, 2006 compared to $5,283,000 at March 31, 2005, due in part to the decrease in sales in the High Frequency Radio segment, which temporarily depleted backlog, offset by increases in backlog at Percipia.
Cost of sales was lower at 43.2% of sales in the first six months of fiscal 2006 as compared to 55.7% of sales in the first six months of fiscal 2005. This decrease is primarily due to a change in product mix with lower costs associated with the Lawn and Pest Control Services segment of the business. Cost of sales for the Lawn and Pest Control Services segment was $7,634,956 or 37.5%. The High Frequency Radio segment had cost of sales of $1,927,957 or 57.2% and the Telephone Communications segment was $2,370,563 or 60.7%. Inventories increased 0.1% or $6,441 from the same period one year ago primarily due to increases in inventories received from the acquisitions in the lawn and pest control services segment offset by the reductions realized by the other segments. We continue our efforts to reduce inventories to lower levels.
Selling, general and administrative expenses increased 388.8% or $13,294,285 due to the expenses incurred by the newly created home office and overhead associated with increased legal expenses, the acquisition of Middleton and Four Seasons, Inc. in June and July of fiscal 2005, Spa Creek, Par Pest Control, Inc., Pestec Pest Control, Inc. and Ron Fee in the first and second quarters of fiscal 2006, and the amortization of customer lists associated with our acquisitions. Expenses continue to be incurred for expanded market exposure and increased product applications.
Interest income decreased $119,554 due to funds used for investments in the lawn and pest control services segment. Interest expense was incurred on obligations incurred on the purchase of Middleton and for the establishment and use of the bank line of credit. Other income increased slightly with reduced activity in this area for fiscal 2006.
Item 3. Controls And Procedures
(A) Evaluation of disclosure controls and procedures. The term “disclosure controls and procedures” is defined in Rule 13a — 15(e) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have concluded, based on their evaluation as of March 31, 2006, that our disclosure controls and procedures are effective.
(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
Item 1.   Legal Proceedings
On November 21, 2005, a lawsuit was filed against Percipia, Inc., claiming that Percipia interfered with employment relationships with two individuals who were employed by the plaintiff. As of March 31, 2006, the lawsuit was in the early stages and its outcome could not be determined.
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
On January 9, 2006, Middleton acquired substantially all of the assets of Paragon Par Pest Control, Inc. D/B/A Paragon Termite & Pest Control (“Paragon”) for $800,000 cash, $100,000 in the form of a subordinated note, $50,000 in transaction costs and 17,036 shares of common stock of the Company. The shares of the Company’s common stock were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). Each of the sellers represented that such seller is an “accredited investor” within the meaning of Rule 501 of Regulation D promulgated under the Securities Act.
Item 3.   Defaults Upon Senior Securities
None
Item 4.   Submission of Matters to a Vote of Security Holders
The Company held its Annual Meeting of Shareholders on February 13, 2006. At the meeting, the following persons were elected or re-elected to serve as directors, with the votes indicated:

Director	Affirmative Votes	Withheld Votes
Joseph S. DiMartino	6,801,681	3,206
Mario B. Ferrari	6,801,181	3,706
Arnold Heggestad, Ph.D.	6,792,781	12,106
Steven P. Oppenheim	6,801,181	3,706
Richard C. Rochon	6,801,181	3,706
Charles P. Steinmetz	6,801,381	3,506
Effective January 27, 2006, shareholders of our common stock approved, by written consent, the issuance and sale of 857,143 shares of our common stock and warrants to purchase 300,000 shares of our common stock in the second-tranche of the Private Placement. The action was taken by written consent in lieu of a meeting. Shareholders holding 57.8% of the outstanding shares of common stock executed the written consent.
Item 5.   Other Information
None.
Item 6.   Exhibits
10.20	Amendment No. 1 to Management Services Agreement.

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the securities and exchange act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNAIR SERVICES CORPORATION
Date: May 15, 2006	/s/ John J. Hayes
John J. Hayes, President
and Chief Executive Officer

Date: May 15, 2006	/s/ Synnott B. Durham
Synnott B. Durham,
Chief Financial Officer