Form 10QSB
period 2006-06-30
SUNAIR SERVICES CORP
filed 2006-08-14
CIK 95366

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR

☐	TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number I-4334
SUNAIR SERVICES CORPORATION

(EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

FLORIDA	59-0780772

(STATE OR OTHER JURISDICTION OF INCORPORATIONOR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

3005 SW THIRD AVE., FT. LAUDERDALE, FL.	33315

(ADDRESS OR PRINCIPAL EXECUTIVE OFFICE)	(ZIP CODE)
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
Yes ☐      No ☒
Registrant’s common stock — par value 10 cents, outstanding as of August 14, 2006 — 13,060,559 shares.
Transitional Small Business Disclosure format. Yes ☐      No ☒

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
     Item 1. Consolidated Financial Statements (Unaudited).
SUNAIR SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

	June 30, 2006	September 30, 2005
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$1,322,279	$3,220,699
Accounts receivable, net	5,028,140	4,983,714
Interest receivable	4,238	14,488
Note receivable	334,986	—
Inventories	8,362,790	7,609,727
Deferred tax asset	87,512	315,837
Prepaid and other current assets	2,680,377	1,435,146

Total Current Assets	17,820,322	17,579,611

NOTE RECEIVABLE	—	334,986

PROPERTY, PLANT, AND EQUIPMENT, net	2,785,797	2,321,008

DEFERRED TAX ASSET	1,167,627	—

OTHER ASSETS

Software costs, net	3,934,319	3,938,402
Customer list, net	11,659,443	10,262,250
Goodwill	53,842,806	43,599,379
Other Assets	122,347	80,393

Total Other Assets	69,558,915	57,880,424

TOTAL ASSETS	$91,332,661	$78,116,029

See accompanying notes.

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

	June 30, 2006	September 30, 2005
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accounts payable	$2,395,123	$4,630,304
Accrued expenses	3,994,890	2,274,312
Unearned revenues	622,561	181,216
Customer deposits	2,452,342	1,490,677
Capital leases, current portion	10,684	41,561
Notes payable, current portion	147,067	90,645

Total Current Liabilities	9,622,667	8,708,715

LONG TERM LIABILITY

Capital leases, net of current portion	—	6,712
Notes payable, net of current portion	1,750,154	287,549
Notes payable —related party	5,000,000	5,000,000
Deferred tax liability	—	188,400
Revolving line of credit	10,500,000	12,000,000

Total Long Term Liabilities	17,250,154	17,482,661

Total Liabilities	26,872,821	26,191,376

STOCKHOLDERS’ EQUITY:

Preferred stock, no par value, 8,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.10 par value, 25,000,000 shares authorized, 13,060,559, and 10,186,377 shares issued and outstanding at June 30, 2006 and September 30, 2005, respectively.	1,306,056	1,018,638
Additional paid-in-capital	51,614,143	37,759,670
Retained earnings	11,524,767	13,170,774
Translation adjustment	14,874	(24,429)

Total Stockholders’ Equity	64,459,840	51,924,653

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$91,332,661	$78,116,029

See accompanying notes.

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

	Nine Months Ended
	June 30, 2006	June 30, 2005

SALES	$42,894,512	$17,737,834

COST OF SALES	20,332,531	10,137,798

GROSS PROFIT	22,561,981	7,600,036

SELLING GENERAL AND ADMINISTRATIVE EXPENSES	24,731,750	6,494,653

INCOME (LOSS) FROM OPERATIONS	(2,169,769)	1,105,383

OTHER INCOME (EXPENSE):

Interest income	43,452	255,722
Interest expense	(978,948)	(51,357)
Other income (expense)	53,045	(24,416)

Total Other Income (Expense)	(882,451)	179,949

INCOME (LOSS) BEFORE BENEFIT (PROVISION) FOR INCOME TAXES	(3,052,220)	1,285,332

BENEFIT (PROVISION) FOR INCOME TAXES	1,406,212	(320,674)

NET INCOME (LOSS)	$(1,646,008)	$964,658

NET INCOME (LOSS) PER COMMON SHARE:

BASIC	$(0.14)	$0.14

DILUTED	$(0.14)	$0.11

WEIGHTED AVERAGE SHARES OUTSTANDING:

BASIC	12,117,794	6,704,827

DILUTED	12,117,794	8,917,332

See accompanying notes.

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended
	June 30, 2006	June 30, 2005

SALES	$15,243,200	$7,797,514

COST OF SALES	8,399,055	4,600,272

GROSS PROFIT	6,844,145	3,197,242

SELLING GENERAL AND ADMINISTRATIVE EXPENSES	8,017,998	3,075,186

INCOME (LOSS) FROM OPERATIONS	(1,173,853)	122,056

OTHER INCOME (EXPENSE):

Interest income	12,580	105,296
Interest expense	(310,503)	(19,217)
Other income (expense)	48,045	(6,110)

Total Other Income (Expense)	(249,878)	79,969

INCOME (LOSS) BEFORE BENEFIT (PROVISION) FOR INCOME TAXES	(1,423,731)	202,025

BENEFIT FOR INCOME TAXES	940,155	27,126

NET INCOME (LOSS)	$(483,576)	$229,151

NET INCOME (LOSS) PER COMMON SHARE:

BASIC	$(.04)	$0.03

DILUTED	$(.04)	$0.02

WEIGHTED AVERAGE SHARES OUTSTANDING:

BASIC	13,060,559	9,289,434

DILUTED	13,060,559	13,468,887

See accompanying notes.

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	June 30, 2006	June 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$(1,646,008)	$964,658
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	659,483	201,102
Amortization	1,509,594	327,024
Deferred taxes	(1,127,702)	119,725
Bad debt reserve	137,992	—
Equity based compensation	486,217	—
Inventories reserve	29,698	79,300
(Increase) decrease in Assets:
Accounts receivable	292,550	(113,653)
Interest receivable	10,250	108,013
Inventories	(625,800)	284,261
Prepaid and other current assets	(1,245,231)	(468,254)
Other assets	(41,954)	—
Increase (decrease) in Liabilities:
Accounts payable and accrued expenses	(839,627)	656,652
Unearned revenue	367,775	88,082
Income taxes payable	—	(35,238)
Customer deposits	648,214	—

Net Cash (Used In) Provided By Operating Activities	(1,384,549)	2,211,672

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property, plant, and equipment	(441,929)	(152,298)
Software development costs	(436,892)	(388,762)
Cash paid for acquisitions	(11,695,506)	(38,133,506)
Proceeds from redemption of held-to-maturity investments	—	2,913,601

Net Cash (Used In) Investing Activities	$(12,574,327)	$(35,760,965)

See accompanying notes.

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	June 30, 2006	June 30, 2005
CASH FLOWS FROM FINANCING ACTIVITIES:

Repayment of line of credit	$(1,500,000)	$(7,047,000)
Proceeds from line of credit	—	16,000,000
Repayment of loan from shareholder	—	(22,800)
Proceeds from exercise of stock options	—	47,138
Proceeds from the sale of common stock	13,655,672	24,173,203
Payment on capital leases	(37,589)	—
Repayment of notes payable	(96,930)	(27,965)

Net Cash Provided By Financing Activities	12,021,153	33,122,576

Effect of Exchange Rate Fluctuations on Cash	39,303	(2,207)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,898,420)	(428,924)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,220,699	3,872,224

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,322,279	$3,443,300

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for income taxes	$—	$400,000

Cash paid during the period for interest	$978,948	$131,679

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued in acquisitions	$100,000	$10,000,000
Note payable issued in acquisitions	$1,475,000	$5,000,000
See accompanying notes.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
1.	Basis Of Consolidated Financial Statement Presentation
The accompanying unaudited consolidated condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with the instructions to Form 10-QSB and do not include all the information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s most recent audited consolidated financial statements and notes thereto included in its September 30, 2005 annual report on Form 10-KSB. Operating results for the three and nine months ended June 30, 2006 and 2005 are not necessarily indicative of the results that may be expected for the year ending September 30, 2006.
2.	Significant Accounting Policies
Use Of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Accounts Receivable
Accounts receivable consist of balances due from sales. The Company monitors accounts receivable and provides allowances when considered necessary. As of June 30, 2006 and September 30, 2005, the Company established an allowance of $282,186 and $144,194 respectively.
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
Inventories
Inventories, which consist of raw materials, work-in-process, and finished goods, are stated at the lower of cost or market value, cost being determined using the first in, first out method. Fixed and variable manufacturing costs and overhead are included in the carrying values of finished goods and work-in-process. The Company records reserves for inventory shrinkage and obsolescence, when considered necessary. As of June 30, 2006 inventory shrinkage and obsolescence reserves increased $29,698 from September 30, 2005.
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
Pursuant to the acquisition of Four Seasons Lawn and Pest Control, Inc. (“Four Seasons”) by Middleton, the Company recorded Customer List as an intangible asset in the amount of $204,000. The Company is amortizing the Customer List over its estimated economic life of 8 years.
Pursuant to the acquisition of Spa Creek Services, LLC, D/B/A Pest Environmental Services (“Spa Creek”) by Middleton, the Company recorded Customer List as an intangible asset in the amount of $262,000. The Company is amortizing the Customer List over its estimated economic life of 8 years.
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

Pursuant to the acquisition of Ron Fee, Inc. (“Ron Fee”) by Middleton, the Company recorded Customer List as an intangible asset in the amount of $1,554,000. The Company is amortizing the Customer List over its estimated economic life of 8 years.
Impairment Of Long-Lived Assets And Long-Lived Assets To Be Disposed Of
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the assets exceeds the fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. There were no assets impaired during the nine months ended June 30, 2006 and 2005.
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

Comprehensive Income
Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes certain changes in equity that are excluded from net income. At June 30, 2006 and September 30, 2005, accumulated other comprehensive income was comprised of cumulative foreign currency translation adjustments.
Stock-Based Compensation
Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), using the modified prospective method (with the Black-Scholes fair value model), which requires the Company to recognize expense related to the fair value of stock-based compensation awards. Under the modified prospective method, stock-based compensation expense for the three and nine months ended June 30, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 1, 2006, based on grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), and compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006, based on the grant date fair values estimated in accordance with the provisions of SFAS No. 123R. In addition, stock options granted to certain members of the board of directors as payment for services rendered as board members (“Board Services”) recorded in accordance with SFAS No. 123R are also included in stock-based compensation for the three and nine months ended June 30, 2006. Accordingly, prior period amounts presented herein have not been restated to reflect the adoption of SFAS No. 123R.
Prior to January 1, 2006, the Company accounted for its stock-based compensation plan as permitted by SFAS No. 123, using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and made the pro forma disclosures required by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS No. 148”) for the three and nine months ended June 30, 2005. All options granted under the Company’s 2004 Stock Incentive Plan (discussed in Note 8) and the Company’s prior stock option plan had exercise prices equal to the fair market value of the underlying Common Stock on the date of grant. Accordingly, for the three and nine months ended June 30, 2005, stock-based compensation is related to options granted to certain members of the board of directors for Board Services recorded in accordance with APB No. 25.
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

Acquisition of Four Seasons Lawn and Pest Control, Inc.
On July 29, 2005, Middleton entered into an Asset Purchase Agreement to acquire substantially all of the assets of Four Seasons for $1,423,760.
Acquisition of Spa Creek Services, LLC.
On December 16, 2005, Middleton entered into an Asset Purchase Agreement by and among Middleton and Spa Creek, to acquire substantially all the assets of Spa Creek for $5,500,000.
In addition, the Company incurred $233,419 of transaction costs consisting of legal and accounting fees.
The following table sets forth the preliminary allocation of the purchase price to Spa Creek tangible and intangible assets acquired and liabilities assumed as of December 16, 2005:

Goodwill	$5,521,932
Customer list	262,000
Accounts receivable	132,929
Inventory	66,475
Fixed assets	30,000
Customer deposits	(279,917)

Total	$5,733,419

Acquisition of Par Pest Control, Inc.
On January 9, 2006, Middleton entered into an Asset Purchase Agreement to acquire substantially all of the assets of Paragon for approximately $1,050,000 consisting of $800,000 cash, $100,000 in the form of a subordinated promissory note, $50,000 in transaction costs and 17,036 shares of common stock valued at $100,000.

Acquisition of Pestec Pest Control, Inc.
On February 28, 2006, Middleton entered into an Asset Purchase Agreement to acquire substantially all of the assets of Pestec for approximately $800,000 consisting of $600,000 cash, $175,000 in the form of a subordinated promissory note, and $25,000 in transaction costs.
Acquisition of Ron Fee, Inc.
On March 31, 2006 Middleton entered into an Asset Purchase Agreement to acquire substantially all of the assets of Ron Fee, for $5,200,000 consisting of $4,000,000 cash and $1,200,000 in the form of a subordinated promissory note.
In addition, the Company incurred approximately $325,000 of transaction costs consisting of legal and accounting fees.
The following table sets forth the preliminary allocation of the purchase price to Ron Fee tangible and intangible assets acquired and liabilities assumed as of March 31, 2006:

Goodwill	$3,330,000
Customer list	1,554,000
Accounts receivable	235,000
Inventory	91,000
Fixed assets	440,000
Accounts payable	(74,000)
Customer deposits	(22,000)
Notes payable — autos	(29,000)

Total	$5,525,000

Pro-Forma Results of Operations
The following sets forth the Company’s results of operations for the nine months ended June 30, 2006 and June 30, 2005 as if the acquisitions had taken place on October 1, 2004.

	Nine months ended June 30,
	2006	2005
Revenues	$46,194,259	$45,707,786
Net income	$(2,808,175)	$1,901,146
Earnings per share
Basic	$(.23)	$.28
Diluted	$(.23)	$.21

4.	Inventories
Inventories, net of reserves, consist of the following:

	June 30, 2006	September 30, 2005
Materials	$1,736,283	$2,942,827
Work in progress	4,755,197	3,533,734
Finished goods	1,871,310	1,133,166

	$8,362,790	$7,609,727

5.	Revolving Line of Credit
The Company has a revolving line of credit with a financial institution. The maximum credit limit is $20,000,000. Interest is compounded daily based upon the London Interbank Offering Rate (LIBOR) plus a variable percentage based on the leverage ratio. The interest rate at June 30, 2006 was approximately 8%. The revolving line of credit has a commitment fee in the amount of .375% per annum on the average daily unused amount of the aggregate revolving committed amount. The revolver line has an extended maturity date of September 6, 2007. The balance due on the line was $10,500,000 at June 30, 2006.
The Company, as a term of the revolving credit line, is required to maintain certain loan covenants. As of June 30, 2006, the Company must satisfy a Leverage Ratio between 3.25% and 1.00%, a Fixed Charge Ratio greater than 1.25% and a minimum Consolidated EBITDA (Earnings Before Interest, Tax, Depreciation and Amortization) calculation of $4,500,000. The Company was in compliance with the Leverage Ratio and the Fixed Charge Ratio, but did not satisfy the requirement of the minimum Consolidated EBITDA. For the nine months ended June 30, 2006 the Company had a Leverage Ratio of 3.13%, a Fixed Charge Ratio of 2.39% and a Consolidated EBITDA of $3,308,789. The Company received a waiver from the lender waiving the Company’s default under the minimum Consolidated EBITDA.
6.	Earnings Per Common Share
Basic earnings per share amounts are computed by dividing the net income by the weighted average number of common shares outstanding. Diluted earnings per share amounts are computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents, and stock options outstanding during the period.
7.	Preferred Stock
At June 30, 2006, the Company had 8,000,000 authorized shares of preferred stock, no par value, that may be issued at such terms and provisions as determined by the board of directors. None are outstanding.
8.	Stock-Based Compensation
Summary of plans
During the fiscal year ended September 30, 2005, the shareholders approved the Company’s 2004 Stock Incentive Plan with an aggregate of 800,000 shares of the Company’s unissued common stock to be reserved for issuance to key employees as non-qualified stock options. The option price, numbers of shares and grant date are determined at the discretion of the Company’s board of directors.
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

During the quarter ended June 30, 2006, no stock options were granted.
Fair Value
On January 1, 2006, the Company adopted the provisions of SFAS No. 123R which requires the Company to recognize expense related to the fair value of stock-based compensation awards. The Company elected the modified perspective transition method as permitted by SFAS No. 123R and therefore has not restated the financial results for prior periods. Under the modified prospective method, stock-based compensation expense for the three and nine months ended June 30, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 1, 2006, based on grant date fair value estimated in accordance with the provisions of SFAS No. 123 and compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. In addition, options granted to certain members of the board of directors as payment for Board Services recorded in accordance with SFAS No. 123R and the issuance of restricted stock awards and stock units are also included in stock-based compensation for the three and nine months ended June 30, 2006. The Company recognizes compensation expense for restricted stock awards and restricted stock units on a straight-line basis over the requisite service period of the award. For the three and nine months ended June 30, 2006, the Company expensed $486,217 compensation expense and is being reflected as selling, general and administrative expenses.
Prior to January 1, 2006, the Company accounted for its stock-based compensation plan as permitted by SFAS No. 123, using the intrinsic value method prescribed in APB No. 25, and made the pro forma disclosures required by SFAS No. 148 for the three and nine months ended June 30, 2005. All options granted under the Company’s 2004 Stock Incentive Plan and the Company’s prior stock option plan had exercise prices equal to the fair market value of the underlying Common Stock on the date of grant. Accordingly, for the three and nine months ended June 30, 2005, stock-based compensation was recorded in accordance with APB No. 25.
The following table illustrates the effect on net income and net income per share of Common Stock as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation during the three and nine months ended June 30, 2005:

	Three	Nine
	Months Ended	Months Ended
	June 30, 2005	June 30, 2005
Net income:
As reported	$229,151	$964,658
Add: Stock-based compensation expense, as reported	—	—
Deduct: Stock-based compensation expense, pro forma	(63,287)	(158,218)

Net income, pro forma	165,864	806,440
Net income per share, basic:
Basic, as reported	$0.03	$0.14

Stock-based compensation expense, pro forma	(0.01)	(0.02)

Net income per share, basic, pro forma	$0.02	$0.12
Net income per share, diluted:
Diluted, as reported	0.02	0.11
Stock-based compensation expense, pro forma	0.00	(0.02)

Net income per share, diluted, pro forma	$0.02	$0.09

The fair value of stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the three and nine months ended June 30, 2006:

	For the Three		For the Nine
	Months Ended June 30,		Months Ended June 30,
	2006	2005	2006	2005
Expected term (in years)	8	8	8	8
Volatility	31%	31%	31%	31%
Interest rate	4.14%	3.86%	4.14%	3.86
Dividend yield	—	—	—	—

Weighted average fair value at grant date	$4.43	$6.33	$4.43	$6.33

The Company’s computation of the expected volatility for the three and nine months ended June 30, 2006 is based primarily upon historical volatility and the expected term of the option. The expected term is based on the historical exercise experience under the share-based plans of the underlying award (including post-vesting employment termination behavior) and represents the period of time the share-based awards are expected to be outstanding. The interest rate is based on the U.S. Treasury yield in effect at the time of grant for a period commensurate with the estimated expected life.
As of June 30, 2006, approximately $1.4 million of total unrecognized compensation costs related to non-vested stock options is expected to be recognized over a weighted average period of 2 years.
9.	Sale of Securities — Private Placement
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
10.	Segment Information:
Certain financial information for each segment is provided below for the nine months ended June 30:

	2006	2005
Net revenues:

Lawn and pest control services	$33,157,360	$3,349,393
High frequency radio	3,891,586	7,962,338
Telephone communications	5,845,566	6,426,103

Total net revenues	$42,894,512	$17,737,834

Operating income (loss):

Lawn and pest control services	$2,459,587	338,237
High frequency radio	463,047	1,088,623
Telephone communications	(796,593)	(141,528)

Unallocated home office expenses	(5,178,261)	—

Total operating income (loss)	$(3,052,220)	$1,285,332

11.	Recent Accounting Pronouncements:
In November 2004 the FASB issued SFAS No. 151, Inventory Costs (“SFAS No. 151”). SFAS No. 151 amends the guidance in Accounting Research Bulletin 43, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expenses, freight, handling costs and wasted material (spoilage) cost. SFAS No. 151 requires those items to be excluded from the cost of inventory and expensed when incurred. It also requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company is still evaluating the impact of adopting SFAS No. 151, but the Company does not expect it to have a material impact on its consolidated results of operations or financial position.
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
In June 2006, the Financial Accounting Standards Board issued FIN 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) a clarification of FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation clarifies recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has not yet determined the impact of this interpretation on its financial statements.
Item 2. Management’s Discussion and Analysis or Plan of Operation.
Cautionary Statement Regarding Forward Looking Information:
Some of the statements in this quarterly report, including those that contain the words “anticipate,” “believe,” “plan,” “estimate,” “expect,” “should,” “intend” and other similar expressions, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Those forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements or those of our industry to be materially different from any future results, performance or achievements expressed or implied by those forward-looking statements. Among the factors that could cause actual results, performance or achievement to differ materially from those described or implied in the forward-looking statements include the inability to consummate future acquisitions or pursue growth opportunities, the inability to integrate acquisitions, the inability to raise additional capital to finance expansion, the inability to satisfy the financial covenants in our revolving line of credit, the risks inherent in the entry into new geographic markets, changes in regulatory conditions, competition, risks associated with general economic conditions and other factors included in our filings with the Securities and Exchange Commission (the “SEC”). Copies of our SEC filings are available from the SEC or may be obtained upon request from us. We do not undertake any obligation to update the information contained herein, which speaks only as of this date.
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
The Lawn and Pest Control Services segment acquired its first company on June 7, 2005, through the acquisition by our subsidiary, Sunair Southeast Pest Holdings, Inc., of all of the outstanding capital stock of Middleton Pest Control, Inc. (“Middleton”). The aggregate purchase price for the outstanding capital stock of Middleton was $50 million, which was comprised of: (i) $35.0 million in cash; (ii) $5.0 million in the form of a subordinated promissory note; and (iii)1,028,807 shares of our common stock. On July 29, 2005, Middleton acquired substantially all of the assets of Four Seasons Lawn and Pest Control, Inc. (“Four Seasons”) for approximately $1.4 million in cash. On December 16, 2005, Middleton acquired Spa Creek Services, LLC D/B/A Pest Environmental Services (“Spa Creek”), a pest control and termite services company located in Central Florida for a purchase price of approximately $5.5 million in cash. On January 9, 2006 Middleton acquired substantially all of the assets of Par Pest Control, Inc. D/B/A Paragon Termite & Pest Control (“Paragon”), a pest control and termite services company headquartered in Port St. Lucie, Florida, for approximately $1,050,000, consisting of $800,000 cash, $100,000 in the form of a subordinated promissory note, $50,000 in transaction costs and 17,036 shares of our common stock valued at $100,000. On February 28, 2006, Middleton acquired substantially all of the assets of Pestec Pest Control, Inc. (“Pestec”), a pest control and lawn care services company headquartered in Sarasota, Florida, for approximately $800,000 consisting of $600,000 cash, $175,000 in the form of a subordinated promissory note and $25,000 in transaction costs. On March 31, 2006, Middleton acquired Ron Fee, Inc. (“Ron Fee”), a pest control and termite services company located in Central Florida for a purchase price of approximately $5.2 million, which was comprised of (i) $4.0 million in cash; and (ii) $1.2 million in the form of a subordinated promissory note.
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
We used the proceeds from the sale of our securities in the Private Placement to fund acquisitions that have operations in the lawn and pest control services sector. As previously discussed, since our initial acquisition of Middleton, we have made several acquisitions in the Lawn and Pest Control Services segment including Four Seasons, Spa Creek, Paragon, Pestec and Ron Fee. We plan to continue to focus on acquisitions in the southeastern United States including Alabama, Georgia, Louisiana, Mississippi and Florida, but will consider additional “super regional” acquisitions in other geographic areas. Ultimately, we anticipate that with the formation of our new Lawn and Pest Control Services segment, we no longer will operate solely through our traditional High Frequency Radio segment. Furthermore, as we are able to grow our Lawn and Pest Control Services segment through acquisitions and, eventually through internal organic growth, we contemplate that this new division will become our dominant operation. Accordingly, if we are successful in implementing this strategy, it will represent a fundamental shift in the nature of our business.
We plan to fund future acquisitions in the Lawn and Pest Control Services segment from internally generated funds, amounts available under our revolving line of credit, as discussed below, and funds from the expected eventual divestitures of our High Frequency Radio and Telephone Communications businesses. However, we cannot assure you of the timing of such dispositions, or the amounts that we will receive upon such dispositions. Further, we cannot assure you that the funds available from these sources will be sufficient to finance our acquisition strategy.
Liquidity:
For the nine months ended June 30, 2006, we had negative cash flow from operations of $1,384,549 due to increases in depreciation and amortization, bad debt reserve and equity based compensation, and decreases due to deferred taxes, prepaid and other current assets, accounts payable, accrued expenses and customer deposits. The primary reason for these increases was due to the acquisitions made in the Lawn and Pest Control Services segment.
Cash flow from operations was negatively impacted by our net loss for the nine months of $1,646,008.
Cash flows used by investing activities for the nine months ended June 30, 2006 were $12,574,327 which consisted primarily of costs incurred in the acquisition of Spa Creek and Ron Fee. Costs were also incurred in the purchase of property, plant and equipment as well as software development costs.
Cash flows provided by financing activities for the nine months ended June 30, 2006 were $12,021,153 provided by proceeds from the sale of common stock, less the repayment of a portion of the line of credit and costs associated with the sale of common stock.
During the nine months of fiscal 2006, we had short term investments and cash or cash equivalents more than adequate to cover known requirements, unforeseen events or uncertainties that might occur. Our known requirements consist of normal operating expenses. During this nine month period, cash and cash equivalents had an average balance of $2,842,325 as opposed to an average balance of $12,884,672 for the nine months ending June 30, 2005. Cash equivalents are money market funds that are readily available for immediate use should the occasion arise. It is anticipated that we will remain as liquid during fiscal 2006. Our current ratio as of June 30, 2006 was 1.9 compared to 2.0 as of September 30, 2005.
We record reserves for inventory shrinkage and obsolescence, when considered necessary. For the nine months ended June 30, 2006, inventory shrinkage and obsolescence reserves increased $29,698 as compared to an increase of $79,300 for the same period one year ago due to an increase in the write down of obsolete and discontinued products. Accounts receivable consist of balances due from sales. We monitor accounts receivable and provide allowances when considered necessary. As of June 30, 2006, we established an allowance of $282,186 compared to $144,194 at September 30, 2005.
Non-cash interim reserves are maintained to cover items such as warranty repairs in process and other charges that may be in dispute. No letters of credit involve foreign exchange.
Capital Resources:
During the nine months ended June 30, 2006, $441,929 was spent for capital assets. These funds were primarily used for leasehold improvements and equipment. No expenditures are contemplated for extensive maintenance in fiscal 2006. Liabilities consist of current accounts payable, accrued expenses related to the current accounting period, customer deposits, and the current and long-term portion of notes payable.
We have a revolving line of credit with a financial institution. The maximum credit limit is $20,000,000. Interest is compounded daily based upon the London Interbank Offering Rate (LIBOR) plus a variable percentage based on the leverage ratio. The interest rate at June 30, 2006 was approximately 8%. The revolving line of credit has a commitment fee in the amount of .375% per annum on the average daily unused amount of the aggregate revolving committed amount. The revolving line of credit places certain restrictions on, among other things, our ability to create or incur indebtedness, pay or make dividends or other distributions, create or permit certain liens, enter into transactions with affiliates and merge or consolidate with other entities. The revolving line has an extended maturity date of September 6, 2007. The balance due on the line was $10,500,000 at June 30, 2006.
The revolving line of credit requires us to maintain specified financial ratios regarding leverage, interest coverage and EBITDA. As of June 30, 2006, we must satisfy a Leverage Ratio between 3.25% and 1.00%, a Fixed Charge Ratio greater than 1.25% and a minimum Consolidated EBITDA (Earnings Before Interest, Tax, Depreciation and Amortization) calculation of $4,500,000. We were in compliance with the Leverage Ratio and the Fixed Charge Ratio, but did not satisfy the requirement of the minimum Consolidated EBITDA. For the nine months ended June 30, 2006 we had a Leverage Ratio of 3.13%, a Fixed Charge Ratio of 2.39% and a Consolidated EBITDA of $3,308,789. We received a waiver from the lender waiving our default under the minimum Consolidated EBITDA.
Our failure to comply with our financial ratios in the future could have a material adverse effect on our financial condition and liquidity, including our ability to fund future acquisitions in the Lawn and Pest Control Services segment.
Results of Operations:
The nine months of fiscal year ended 2006 compared to the nine months of fiscal year ended 2005
During the nine months ended June 30, 2006 of the current fiscal year, sales of $42,894,512 were up 141.8% or $25,156,679 from the same period one year ago. Of those, sales of $33,157,360 or 77.3% was attributed to the Lawn and Pest Control Services segment. $3,891,856 or 9.1% was attributed to the High Frequency Radio segment, and $5,845,566 or 13.6% was attributed to the wholly owned subsidiaries of Percipia and Telecom, in the Telephone Communications segment. Sales in the High Frequency Radio segment are not recurring businesses, and accordingly, we expect that sales in the High Frequency Radio segment will move back toward a more historical revenue range in 2006.

Backlog of $3,761,603 was lower at June 30, 2006 compared to $4,444,567 at June 30, 2005, due in part to the decrease in sales in the High Frequency Radio segment, which temporarily depleted backlog, offset by increases in backlog at Percipia.
Cost of sales was lower at 47.4% of sales in the first nine months of fiscal 2006 as compared to 57.2% of sales in the first nine months of fiscal 2005. This decrease is primarily due to a change in product mix with lower costs associated with the Lawn and Pest Control Services segment of the business. Cost of Sales for the Lawn and Pest Control Services segment was $14,537,793 or 43.8%. The High Frequency Radio segment had cost of sales of $2,256,219 or 58.0% and the Telephone Communications segment was $3,538,519 or 60.5%. Inventories increased 12.4% or $921,267 from the same period one year ago primarily due to increases in inventories received from the acquisitions in the Lawn and Pest Control Services segment. We continue our efforts to reduce inventories to lower levels.
Selling, general and administrative expenses increased 280.8% or $18,237,097 due to the expenses incurred by the newly created home office and overhead associated with increased legal expenses, the acquisition of Middleton and Four Seasons in June and July of fiscal 2005, Pest Environmental in the first quarter of fiscal 2006, Ron Fee in the second quarter of fiscal 2006, and the amortization of customer lists associated with our acquisition of Middleton, Four Seasons and Pest Environmental. Expenses continue to be incurred for expanded market exposure and increased product applications.
Interest income decreased $212,270 due to funds used for investments in the Lawn and Pest Control Services segment. Interest expense was incurred on obligations incurred on the purchase of Middleton and for the establishment and use of the bank line of credit. Other income increased slightly with reduced activity in this area for fiscal 2006.
Item 3. Controls and Procedures.
(a) Evaluation of disclosure controls and procedures. The term “disclosure controls and procedures” is defined in Rule 13a — 15(e) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have concluded, based on their evaluation as of June 30, 2006, that our disclosure controls and procedures are effective.
(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
On November 21, 2005, a lawsuit was filed against Percipia, Inc., claiming that Percipia interfered with employment relationships with two individuals who were employed by the plaintiff. As of June 30, 2006, the lawsuit was in the early stages and its outcome could not be determined.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
        None.
Item 3. Defaults Upon Senior Securities.
        None.
Item 4. Submission of Matters to a Vote of Security Holders.
        None.
Item 5. Other Information.
        None.
Item 6. Exhibits.

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

SUNAIR SERVICES CORPORATION
Date: August 14, 2006	/s/ John J. Hayes
John J. Hayes, President
and Chief Executive Officer

Date: August 14, 2006	/s/ Synnott B. Durham
Synnott B. Durham,
Chief Financial Officer