Form 10KSB
period 2006-09-30
SUNAIR SERVICES CORP
filed 2006-12-29
CIK 95366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period _______________ from __________________ to
Commission file number: 1-4334
SUNAIR SERVICES CORPORATION
(Name of Small business Issuer in Its Charter)

Florida (State or other jurisdiction of incorporation or organization)	59-0780772 (I.R.S. Employer Identification No.)

595 South Federal Highway, Suite 500 Boca Raton, Florida (Address of Principal Executive Offices)	33432 (Zip Code)
Issuer’s Telephone Number, Including Area Code:
(561) 208-7400
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common stock $.10 par value	American Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
     Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐
     Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Issuer’s revenues for the most recent fiscal year ended September 30, 2006 were $55,455,160.
     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $16,883,943 as of December 26, 2006 based on the closing price of stock on the American Stock Exchange on said date. For purposes of the foregoing computation, all executive officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.
     The number of shares outstanding of the registrant’s common stock as of December 26, 2006: 13,017,559 shares
Documents Incorporated By Reference
Portions of the Registrant’s definitive proxy statement for its 2006 annual meeting of shareholders, which proxy statement will be filed no later than 120 days after the close of the Registrant’s fiscal year ended September 30, 2006, are hereby incorporated by reference in Part III of this Annual Report on Form 10-KSB.
Transitional Small Business Disclosure Format: Yes ☐ No ☑

PART I
ITEM 1. DESCRIPTION OF BUSINESS
     Sunair Services Corporation (“Sunair,” the “Company,” “us,” “we” or “our”) is a Florida corporation organized in 1956. We changed our corporate name from Sunair Electronics, Inc. to Sunair Services Corporation in November, 2005. During most of fiscal 2006, we operated through three business segments: Lawn and Pest Control Services; High Frequency Radio and Telephone Communications. As a result of the sale on September 8, 2006, of substantially all of the assets of our High Frequency Radio business, as described below, we now operate through two business segments: Lawn and Pest Control Services and Telephone Communications.
     With the sale of the High Frequency Radio segment, the Lawn and Pest Control Services segment has become our dominant operation. Accordingly, this has resulted in a fundamental shift in the nature of our business.
     Our Lawn and Pest Control Services segment provides lawn and pest control services to both residential and commercial customers.
     Our High Frequency Radio segment designed, manufactured and sold high frequency single sideband communications equipment and developed software and performed the design, integration testing and documentation of Communications, Command, Control, Computers, Intelligence, Surveillance and Reconnaissance, or C4ISR, systems utilized for long range voice and data communications in fixed station, mobile and marine for military and governmental applications. On September 8, 2006, we completed our previously announced plan to exit the High Frequency Radio segment, when we completed the sale of substantially all of the assets of Sunair Communications, Inc. (“Sunair Communications”), the wholly-owned subsidiary through which we operated our High Frequency Radio business, for an aggregate sale price of $5.7 million, consisting of $3.7 million in cash and $2.0 million in the form of a three year subordinated promissory note. As previously announced, we had determined that this business segment was no longer beneficial to us, since we have commenced a fundamental shift in the nature of our business to the Lawn and Pest Control Services segment. Upon the completion of the sale of our High Frequency Radio business, Synnott B. Durham resigned as our Chief Financial Officer and as the Chief Financial Officer of Sunair Communications. Mr. Durham is an affiliate of Sunair Holdings, LLC (“Sunair Holdings”), the purchaser of the assets of Sunair Communications. James E. Laurent, the former President of Sunair Communications, is also an affiliate of Sunair Holdings.
     Our Telephone Communications segment installs and maintains telephony and fixed wireless systems. As part of our change in business strategy, we also intend to divest ourselves of our non-core assets in the Telephone Communications segment.
     For financial information regarding our continuing operations in the Lawn and Pest Control Services and Telephone Communications segments, see Note 18 to the consolidated financial statements included in Item 7 herein. For financial information regarding our discontinued operations in the High Frequency Radio segment, see Note 13 to the consolidated financial statements included in Item 7 herein.
The Lawn and Pest Control Services Segment
     On February 8, 2005, we closed a transaction with Coconut Palm Capital Investors II, Ltd. (“Coconut Palm”), which we entered into on November 17, 2004. Coconut Palm purchased from us 5,000,000 Units for an aggregate purchase price of $25 million. Each Unit consisted of (i) one share of our common stock, (ii) one warrant to purchase one share of our common stock at an exercise price of $6.00 per share with a term of three years and (iii) one warrant to purchase one share of our common stock at an exercise price of $7.00 per share with a term of five years. In connection with the investment by Coconut Palm, we formed a new Lawn and Pest Control Services segment for future acquisitions and operations.
     Effective upon the closing of the Coconut Palm transaction, we entered into a management services agreement with an affiliate of Coconut Palm, RPC Financial Advisors, LLC (“RPC”), pursuant to which RPC agreed to provide management services for us. These management services include, among other things, assisting us in trying to obtain financing relating to business operations and acquisitions in the Lawn and Pest Control Services segment. We have agreed to pay RPC a management fee in the aggregate amount of $1,562,500 per year. Richard C. Rochon and Mario B. Ferrari, both of whom are affiliates of Coconut Palm and each of whom are members of our Board of Directors and principal shareholders of the Company, are also affiliates of RPC.
     The Lawn and Pest Control Services segment acquired its first company on June 7, 2005, through the acquisition by our subsidiary, Sunair Southeast Pest Holdings, Inc., of all of the outstanding capital stock of Middleton Pest Control, Inc., a Florida corporation (“Middleton”). The aggregate purchase price for the outstanding capital stock of Middleton was $50 million, which was comprised of: (i) $35.0 million in cash; (ii) $5.0 million in the form of a subordinated promissory note; and (iii)1,028,807 shares of our common stock. We also incurred closing costs of $1,610,541 and a charge of $1,400,000 for Middleton’s built-in capital-gains tax for a total purchase price of $53,010,541. On July 29, 2005, Middleton acquired substantially all of the assets of Four Seasons Lawn and Pest Control, Inc. (“Four Seasons”), a pest control and lawn care services company located in Central Florida, for approximately $1.4 million in cash. On December 16, 2005, Middleton acquired substantially all of the assets of Spa Creek Services, LLC D/B/A Pest Environmental Services (“Spa Creek”), a pest control and termite services company located in Central Florida, for approximately $5.5 million in cash. We also incurred closing costs of $233,419 for a total purchase price of $5,733,419. On January 9, 2006, Middleton acquired substantially all of the assets of Par Pest Control, Inc. D/B/A Paragon Termite & Pest Control (“Paragon”), a pest control and termite services company headquartered in Port St. Lucie, Florida, for approximately $1,050,000, consisting of $800,000 cash, $100,000 in the form of a subordinated promissory note, approximately $50,000 in transaction costs and 17,036 shares of our common stock valued at $100,000. On February 28, 2006, Middleton acquired substantially all of the assets of Pestec Pest Control, Inc. (“Pestec”), a pest control and lawn care services company headquartered in Sarasota, Florida, for approximately $800,000, consisting of $600,000 cash, $175,000 in the form of a subordinated promissory note and $25,000 in transaction costs. On March 31, 2006, Middleton acquired Ron Fee, Inc. (“Ron Fee”), a pest control and termite services company located in Central Florida, for approximately $5.2 million, consisting of $4.0 million in cash and $1.2 million in the form of a subordinated promissory note. We also incurred closing costs of approximately $325,000 for a total purchase price of $5,525,000.
     On January 27, 2006, we completed the sale of our securities to investors in a private placement pursuant to purchase agreements, dated December 15, 2005, by and among us and the investors of the common stock named therein (the “Purchase Agreements”). Pursuant to the Purchase Agreements, we agreed to sell up to an aggregate of 2,857,146 shares of our common stock at a price per share of $5.25 (the “Private Placement”), with total gross proceeds (before fees and expenses) to us of approximately $15 million and net proceeds to us of approximately $13.5 million. In conjunction with the Private Placement, warrants to purchase 1,000,000 shares of common stock were issued, at an exercise price of $6.30 (subject to adjustment). The shares and warrants have anti-dilution features. As of September 30, 2006, no warrants issued as part of the Private Placement had been exercised.
     We plan to fund additional acquisitions in the Lawn and Pest Control Services segment with the proceeds from the divestiture of our High Frequency Radio segment, internally generated funds, amounts available under our revolving line of credit, as discussed below, and funds from the expected eventual divestiture of our Telephone Communications businesses. However, we cannot assure you of the timing of such dispositions, or the amount that we will receive upon such dispositions. Further, we cannot assure you that the funds available from these sources will be sufficient to finance our acquisition strategy. We plan to continue to focus on acquisitions in the southeastern United States including Alabama, Georgia, Louisiana, Mississippi and Florida, but will consider additional “super regional” acquisitions in other geographic areas.
Business of Middleton
     Overview
     Middleton, with headquarters located in Orlando, Florida, provides pest control and lawn care services to both residential and commercial customers. Middleton provides essential pest control services and protection against termite damage, rodents and insects to homes and businesses. In addition, Middleton supplies essential lawn care services to homes and businesses, which includes fertilization treatments and protection against disease, weeds and insects for lawns and shrubs. Middleton operates under Middleton Lawn and Pest Control and Middleton Pest Control, Inc.
     Middleton was founded in 1952 as a single location in Orlando, Florida. Middleton has since grown to a network of 25 branches throughout central Florida and Florida’s northeast coast, from which it serves more than 118,000 accounts.
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

     Customers
     As of September 30, 2006, approximately 96.5% of Middleton’s revenues were derived from residential accounts and 3.5% of Middleton’s revenues were derived from commercial accounts. Middleton is not dependent on a single customer or a few customers, the loss of which would have a material adverse effect on the Lawn and Pest Control Services segment.
     The following table provides information regarding the services utilized by Middleton’s customers:

Service	% of Customers
Lawn Care	53.60%
General Pest Control	23.58%
Termite	22.82%

Total	100.00%
     As of September 30, 2006, 37% of Middleton’s customers use more than one service.
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
     Employees
     The number of persons employed by Middleton as of September 30, 2006 was 514, which includes 121 salespersons, 230 technicians, 30 branch and district managers, 60 office associates, and 33 persons in Middleton’s corporate office.
The Telephone Communications Segment
     Overview
     For the purpose of entering into the telecommunication market, on August 6, 2004, we acquired all of the issued and outstanding common stock of Percipia, Inc. and its wholly-owned subsidiary, Percipia Networks, Inc., each an Ohio corporation (collectively, “Percipia”). The aggregate purchase price consisted of cash of $841,510 (including $53,550 paid to retire all outstanding stock options of Percipia and $127,960 paid for acquisition costs) and 190,000 shares of our common stock valued at $997,500 based on an average price of $5.25 over the thirty days prior to the acquisition for a total purchase price of $1,839,010. As a result, Percipia became our wholly-owned subsidiary. Percipia specializes in both traditional and IP-based telecommunications for selected vertical markets, primarily in the hospitality industry. Percipia is located in Columbus, Ohio. The approximate number of persons employed by Percipia is 65.
     In order to further expand into the telecommunication market, on October 5, 2004, we acquired substantially all of the assets and assumed certain liabilities of CPM FM Limited, formerly known as Telecom FM Limited (“Telecom”) for $1.5 million in cash. Telecom is a private limited company incorporated in the U.K. Telecom distributes and installs telecommunications devices providing fixed wireless access to network and data service providers. The approximate number of persons employed by Telecom is 25.
     As previously announced, the Telephone Communications segment was targeted for divestiture at the time we entered into the Lawn and Pest Control Services segment. Accordingly, we intend to divest ourselves of the non-core assets acquired in connection with our purchases of Percipia and Telecom as soon as practicable.
     Backlog
     The backlog of our unfilled orders in the Telephone Communications segment as of September 30, 2006 was $1,619,549.
     All orders at September 30, 2006 are expected to be shipped within the current fiscal year. We attempt to fill most orders from our finished goods stock and thus do not look to backlog as a major indication of activity.

RISK FACTORS
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
Our indebtedness under our revolving line of credit may negatively impact our ability to implement our business plan.
     We have a revolving line of credit with a financial institution. The revolving line of credit requires us to maintain specified financial ratios regarding leverage, interest coverage and EBITDA. The revolving line of credit also places certain restrictions on, among other things, our ability to create or incur indebtedness, pay or make dividends or other distributions, create or permit certain liens, enter into transactions with affiliates and merge or consolidate with other entities. As a result, the amount of our indebtedness under the revolving line of credit may negatively impact our ability to implement our business plan. For example, it could:
•	limit our ability to fund future acquisitions, working capital and capital expenditures;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	increase our vulnerability to general economic and industry conditions;

•	place us at a competitive disadvantage to our competitors that are less leveraged;

•	require us to sell debt or equity securities or sell some of our core assets, possibly on unfavorable terms, in order to meet our payment obligations; and

•	limit our ability to borrow additional funds.
Termination of our management services agreement could harm our business.
     We are a party to a management services agreement pursuant to which the manager, subject to the oversight and review of our board of directors, provides us with certain management services. These management services include, among other things:
•	establishing certain office, accounting and administrative procedures;

•	assisting us in trying to obtain financing relating to business operations and acquisitions;

•	helping us in developing and implementing advertising, promotional and marketing programs;

•	advising us with respect to securities matters as well as future acquisitions and dispositions;

•	assisting us in developing tax planning strategies;

•	formulating risk management policies; and

•	other management services as may be requested by us.
     Our arrangement is long-term, but may be terminated in accordance with certain provisions of our management services agreement. The termination of such agreement could have a significant adverse effect on us as we would no longer be able to benefit from the manager’s knowledge, experience and guidance, and the loss of our manager could adversely affect our business plan and results of operations, our ability to raise additional capital and our ability to achieve enhanced profitability.
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
Our shareholders may incur substantial dilution.
     Our shareholders may incur substantial dilution of their percentage of ownership interests if our warrant holders exercise their warrants. Upon exercise of the warrants, up to an additional 11,000,000 shares of our common stock would be outstanding. In addition, the warrants issued to our warrant holders contain certain anti-dilution provisions that if triggered, would cause a decrease in the exercise price of the warrants and would result in more shares of common stock being issuable upon exercise of the warrants. The warrants also provide for other customary anti-dilution adjustments to the exercise price in the event of stock splits, stock dividends, recapitalizations, reorganizations, reclassifications, distributions and business combinations, as well as adjustments in the event of cash dividends and other specified distributions. Adjustments to the warrants pursuant to these provisions may result in significant dilution to the ownership interests of our existing shareholders and may adversely affect the market price of our common stock. The anti-dilution provisions may also limit our ability to obtain additional financing on terms favorable to us.

An increased number of shares of our common stock in the market may adversely impact the market price of our common stock.
     Sales of large amounts of our common stock in the public market, exercise of the warrants held by our shareholders, completion of future purchases of companies in the lawn and pest control services sector in which shares of our common stock constitutes a part or all of the purchase price or completion of other sales of our common stock to raise funds to complete purchases of lawn and pest control services companies could adversely affect the prevailing market price of our common stock, even if our business is doing well. These potential sales could also impair our ability to raise additional capital through the sale of equity securities.
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
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
     The Private Securities Litigation Reform Act of 1995 (the “Reform Act”), provides a safe harbor for forward-looking statements made by or on our behalf. We and our representatives may, from time to time, make written or verbal forward-looking statements, including statements contained in our filings with the Securities and Exchange Commission, including this Annual Report on Form 10K-SB, and in our reports to shareholders. Generally, the inclusion of the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” and similar expressions identify statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and that are intended to come within the safe harbor protection provided by those sections. All statements addressing operating performance, events, or developments that we expect or anticipate will occur in the future, including statements relating to sales growth, earnings or earnings per share growth, and market share, as well as statements expressing optimism or pessimism about future operating results, are forward-looking statements within the meaning of the Reform Act.
     The forward-looking statements are and will be based upon our management’s then-current views and assumptions regarding future events and operating performance, and are applicable only as of the dates of such statements. Except as required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. By their nature, all forward-looking statements involve risks and uncertainties. Actual results, including our revenues, expenses, gross margins, cash flows, financial condition, and net income, as well as factors such as our competitive position, the demand for our products and services and our customer base, may differ materially from those contemplated by the forward-looking statements or those currently being experienced by us for a number of reasons, including but not limited to the risks set forth above under “Risk Factors.”
     The risk factors described beginning on page 7 are not exhaustive. We cannot assure you that we have correctly identified and appropriately assessed all factors affecting our business or that the publicly available and other information with respect to these matters is complete and correct. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial also may adversely impact us. Should any risks and uncertainties develop into actual events, these developments could have material adverse effects on our business, financial condition, and results of operations. For these reasons, we caution you not to place undue reliance on our forward-looking statements.

ITEM 2. DESCRIPTION OF PROPERTY
Lawn and Pest Control Services Segment
     Middleton’s corporate headquarters are located at 1736 33rd Street, Orlando, Florida 32839. Middleton leases the building where its corporate headquarters are located, which contains approximately 12,000 sq. ft. of floor space. In addition, Middleton leases 25 other branch offices in its business. The following is a list of the district and branch locations:

Orlando District Office	Daytona District Office	Tampa District Office
Orlando, Florida	Daytona Beach, Florida	Tampa, Florida
Kissimmee, Florida	Cocoa, Florida	Lakeland, Florida
Longwood, Florida	Orange City, Florida	Winter Haven, Florida
Leesburg, Florida	Palm Coast, Florida	Clearwater, Florida
Clermont, Florida	New Smyrna, Florida	Sarasota, Florida
Gainesville, Florida	Melbourne, Florida	Brooksville, Florida
Ocala, Florida	Vero Beach, Florida	Spring Hill, Florida
	St. Augustine, Florida	Odessa, Florida
Stuart, Florida
Jacksonville, Florida
High Frequency Radio Segment
     Our High Frequency Radio operations were previously conducted at 3005 S.W. Third Avenue, Fort Lauderdale, Florida 33315. The building was owned in fee simple by us. In anticipation of the sale of our High Frequency Radio business, we entered into a commercial contract, effective as of September 5, 2006, pursuant to which we agreed to sell the premises for a purchase price of $2.7 million in cash. On September 8, 2006, we entered into a 6 month lease agreement pursuant to which we agreed to lease the premises to Sunair Holdings, the purchaser of the assets of Sunair Communications. The commercial contract for the premises closed on November 2, 2006, and the lease with Sunair Holdings was assigned to the purchaser of the premises.
Telephone Communications Segment
     Percipia and Telecom each reside in leased office and warehouse space. Percipia is located at 858 Morrison Road, Gahanna, Ohio 43230 and Telecom is located in the U.K. at 895 Plymouth Road, Slough, Berkshire, SL1 4LP, U.K.
ITEM 3. LEGAL PROCEEDINGS
     On November 21, 2005, a lawsuit was filed in Franklin County, Ohio, against Percipia and its Chief Technology Officer, Hari Kesavan, claiming that Percipia interfered with employment relationships with two individuals who were employed by the plaintiff, Halcyon Solutions, Inc. The plaintiff seeks compensatory damages and punitive damages, each in excess of the presumptive jurisdictional amount of $25,000, and attorneys’ fees and costs. Percipia and Mr. Kesavan deny any improper conduct and contend that the claims asserted by the plaintiff are without merit and intend to vigorously defend against such claims. As of September 30, 2006, the lawsuit was in the early stages and its outcome could not be determined. Trial is set for commencement on or after April 30, 2007.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matter was submitted to the vote of security holders during the fourth quarter of fiscal 2006.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES
     The following table sets forth the high and low sale price of the Company’s common stock as traded on the American Stock Exchange under the symbol SNR.

	High	Low
Year ended September 30, 2005
First quarter	$17.50	$4.51
Second quarter	17.15	11.60
Third quarter	13.20	8.90
Fourth quarter	13.70	6.79
Year ended September 30, 2006
First quarter	$7.45	$5.20
Second quarter	6.09	5.00
Third quarter	5.21	4.15
Fourth quarter	4.30	3.40
     As of December 26, 2006, there were approximately 453 shareholders of record.
     We have not paid a dividend on our common stock and anticipate that we will retain future earnings, if any, to fund the development and growth of our business. Consequently, we do not anticipate paying cash dividends on our common stock in the foreseeable future.
     The following table sets forth information, as of the end of fiscal year 2006, with respect to the Company’s compensation plans under which the Company’s common stock is authorized for issuance:
Equity Compensation Plan Information

Number of
securities
remaining available
for
	Number of		future issuance
	securities to	Weighted-	under
	be issued upon	average	equity
	exercise	exercise price of	compensation
	of outstanding	outstanding	plans (excluding
	options,	options,	securities reflected
	warrants and	warrants and	in
	rights	rights	column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by stockholders	11,683,336	$6.60	343,331
Equity compensation plans not approved by stockholders	0	0	0
Total	11,683,336	$6.60	343,331

Small Business Issuer Purchases of Equity Securities

			(c) Total Number of	(d) Maximum Number
			Shares Purchased as	of Shares that May
			Part of Publicly	Yet Be Purchased
	(a) Total Number of	(b) Average Price	Announced Plans or	Under the Plans or
Period	Shares Purchased	Paid per Share	Programs	Programs
Month #1 (identify beginning and ending dates)	0	$0.00	N/A	N/A
Month #2 (identify beginning and ending dates)	0	$0.00	N/A	N/A
Month #3 (identify beginning	53,000 on
and ending dates)	September 8, 2006 (1)	$3.70 (1)	N/A	N/A
Total	53,000	$3.70	N/A	N/A
     (1) In connection with the sale of our High Frequency Radio business, on September 8, 2006, we repurchased: (i) 17,000 shares of our common stock from Synnott B. Durham, our former Chief Financial Officer and an officer and director of Sunair Communications; and (ii) 36,000 shares of our common stock from James E. Laurent, an officer and director of Sunair Communications. The shares were valued at approximately $196,000 in the aggregate. The proceeds for the repurchased shares were credited toward the cash portion of the purchase price for the assets of Sunair Communications. The purchase price for the repurchased shares was determined by multiplying the number of purchased shares by the average closing price of a share of our common stock as reported on the American Stock Exchange for the 30 consecutive trading day period ending the second trading day immediately prior to the closing date of the Sunair Communications transaction.
ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
General
     As discussed in Item 1. Description of Business, with the acquisition of Middleton and the formation of the Lawn and Pest Control Services segment, and the recent disposition of our High Frequency Radio segment, we no longer operate through our traditional business segments. Consequently, the Lawn and Pest Control Services segment has become our dominant operation. We plan to use the proceeds from the divestiture of our High Frequency Radio segment, internally generated funds, amounts available under our revolving line of credit and funds from the expected eventual divestiture of our Telephone Communications businesses to fund acquisitions that have operations in the lawn and pest control services sector. In connection with this change in business strategy, we intend to also divest ourselves of certain non-core assets acquired in connection with our purchase of the common stock of Percipia and the assets of Telecom.
Liquidity
     For the fiscal year ended September 30, 2006, we had net cash flow used to fund operating activities of $1,661,119. This amount was primarily used to fund the loss from continuing operations of Telecom, increases in unallocated home office expenses (as described below in the Selling, General and Administrative section of the Results of Operations) as well as the loss relating to the disposal of our High Frequency Radio segment (refer to Note 13 Discontinued Operations in the accompanying financial statements).
     Net cash used in investing activities for the fiscal year ended September 30, 2006 was $9,009,650. This amount consisted principally of cash paid relating to the acquisitions of Spa Creek, Paragon, Pestec and Ron Fee of approximately $11.5 million, fixed assets purchased of approximately $800,000, and software development costs of approximately $350,000. These expenditures were partially offset by the net proceeds received from the disposition of our High Frequency Radio business of approximately $3.6 million.
     Net cash provided by financing activities for the fiscal year ended September 30, 2006 was $9,007,990. This amount consisted principally of approximately $13.5 million from the sale of our securities in the Private Placement, net of $4.0 million used to pay down our revolving line of credit.

     During the fiscal year ended September 30, 2006, we had short term investments and cash or cash equivalents adequate to cover our known requirements. Our known requirements consist of normal operating expenses and funds for acquisitions. It is anticipated that we will be able to satisfy our cash requirements for fiscal 2007 through cash from operations and our revolving line of credit. Our current ratio as of September 30, 2006 was 1.21 to 1 compared to 2.0 to 1 as of September 30, 2005. The change in the current ratio predominantly reflects the use of a current asset, cash, for acquisitions resulting in long term revenue producing assets namely customer lists and goodwill.
Capital Resources
     During the fiscal year ended September 30, 2006, approximately $1.3 million was used for the purchase of capital assets. Approximately $1.2 million pertained to Middleton. The Middleton purchases were primarily composed of vehicle and computer equipment of approximately $700,000 and $300,000 respectively. There are no expenditures contemplated for extensive maintenance in fiscal 2007.
     Current liabilities at September 30, 2006 consist of accounts payable, accrued expenses, unearned revenue, customer deposits and the current portion of notes payable. Long-term liabilities consist of capitalized leases and notes payable net of the current portion, and deferred tax liability.
     We have a line of credit with a financial institution collateralized by substantially all of the assets of the company. The maximum credit limit is $20,000,000. Interest is compounded daily based upon the London Interbank Offering Rate (LIBOR) plus a variable percentage based on the leverage ratio. The interest rate at September 30, 2006 was approximately 8.08%. The revolving line of credit has a commitment fee in the amount of .375% per annum on the average daily unused amount of the aggregate revolving committed amount. The revolver line has an extended maturity date of October 7, 2007. The balance due on the line was $8,000,000 at September 30, 2006.
     As a term of the revolving credit line, we are required to maintain financial covenants. As of September 30, 2006, certain financial covenants had not been met, and the lender has waived such noncompliance.
Results of Operations
Fiscal Year Ended 2006 Compared to Fiscal Year Ended 2005
     Sales from continuing operations for the fiscal year ended September 30, 2006 were approximately $55.4 million compared to $21.5 million in the fiscal year ended September 30, 2005. This represents an increase of $33.9 million or 157% from fiscal 2005. The majority of this increase was due to Middleton only being present for four months in 2005. Middleton’s 2006 revenue was $46,446,850 compared to $12,822,000 in 2005. Additionally, in fiscal 2006 Middleton experienced significant growth generated both organically and through acquisitions within Middleton’s existing service area while the Telephone Communications business revenue remained relatively flat year over year.
     Cost of sales from continuing operations improved as a percentage of revenue to approximately 50% in fiscal 2006 compared to approximately 56% in fiscal 2005. This improvement is primarily due to the significant growth and emergence of Middleton as the dominant business segment. Middleton’s cost of sales as a percentage of revenue was approximately 47% for the fiscal year ended September 30, 2006.
     Selling, general and administrative expenses from continuing operations increased to $30,610,033 in 2006 as compared to $10,743,972 in 2005 or approximately 55% of revenue for 2006 compared to approximately 50% for 2005. This increase was primarily due to Middleton only being present for four months in 2005 as compared to a full year in 2006 and the related increase of certain expenses year over year, including the amortization of customer lists associated with our acquisitions in the Lawn and Pest Control Services segment increased approximately $1.0 million, management fee expenses paid to affiliates increased approximately $1.0 million (refer to Note 12 Sale Of Securities — Private Placements in the accompanying financial statements), and professional fee expenses including accounting and legal fees related to regulatory filings and other corporate matters increased approximately $600,000. It should be noted that stock based compensation expense per SFAS No. 123(R) of $600,000 was reflected as an expense beginning with the first quarter of 2006 as required. The aforementioned expenses are included in unallocated home office expenses as shown in Note 18 Segment and Geographic Information in the accompanying financial statements.
Other Income and Expenses
     Other income and expenses reflected an expense of $1,882,793 in 2006 as compared to income of $45,287 in 2005. This variance was due to two major items: (i) interest expense in 2006 of approximately $1.2 million related to the acquisitions made in our Lawn and Pest Control Services segment, and (ii) the recognition of the impairment of goodwill relating to Percipia amounting to approximately $850,000.
Discontinued Operations
     On September 8, 2006, Sunair Communications, a wholly-owned subsidiary through which we operated our High Frequency Radio business, sold substantially all of its assets to a related party, Sunair Holdings, for $5.7 million. Of the $5.7 million, we received cash proceeds of $3.7 million and $2.0 million in the form of a three year subordinated promissory note issued by Sunair Holdings and made payable to Sunair Communications. Our former Chief Financial Officer, who also was the former Chief Financial Officer of Sunair Communications, and our former President, who also was the former President of Sunair Communications, are also affiliates of Sunair Holdings.
Concentration Risk
     We at various times during the year maintain cash balances in excess of federally insured (FDIC) limits. The uninsured balances were approximately $1,284,000 and $2,044,785 at September 30, 2006 and 2005, respectively.
Business Risk
     We derive a portion of our revenue from international operations, under U.S. dollar denominated contracts. Risks associated with operating in international markets include equipment seizure, political instability, expropriation, nationalization, modification or renegotiation of contracts, war and civil disturbances or other risks that may limit or disrupt markets.
Critical Accounting Policies
     Principles of consolidation
     The consolidated financial statements included in Item 7 herein include the accounts of Sunair Services Corporation and our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
     Use of estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes included in Item 7 herein. Actual results could differ from those estimates.
     Cash and cash equivalents
     We consider all highly liquid investments with original maturities of three months or less to be cash equivalents.
     Accounts receivable
     Accounts receivable consist of balances due from sales. We perform periodic credit evaluations of our customers and maintain an allowance for potential credit losses based on historical experience and other information available to management. As of September 30, 2006 and 2005, we established an allowance of $364,630 and $209,193, respectively.
     Inventories
     Inventories, which consist of raw materials, work-in-process, and finished goods, are stated at the lower of cost or market value, cost being determined using the first in, first out method. We record reserves for inventory shrinkage and obsolescence when considered necessary.
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
     Software costs
     We capitalize certain costs associated with software development in accordance with Statement of Financial Accounting Standard No. 86 (FASB No. 86) “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” We amortize software costs for periods of 5 to 10 years, the estimated useful life of the asset.

     Customer List
     Pursuant to the acquisition of Middleton, we recorded the customer list as an intangible asset in the amount of $10.5 million, which amount was determined pursuant to an independent third-party appraisal. We are amortizing the customer list over its estimated economic life of 8 years.
     Pursuant to the acquisition of Four Seasons by Middleton, we recorded the customer list as an intangible asset in the amount of $204,000. We are amortizing the customer list over its estimated economic life of 8 years.
     Pursuant to the acquisition of Spa Creek by Middleton, we recorded the customer list as an intangible asset in the amount of $262,000. We are amortizing the customer list over its estimated economic life of 8 years.
     Pursuant to the acquisition of Paragon by Middleton, we recorded the customer list as an intangible asset in the amount of $562,400. We are amortizing the customer list over its estimated economic life of 8 years.
     Pursuant to the acquisition of Pestec by Middleton, we recorded the customer list as an intangible asset in the amount of $112,628. We are amortizing the customer list over its estimated economic life of 8 years.
     Pursuant to the acquisition of Ron Fee by Middleton, we recorded the customer list as an intangible asset in the amount of $1,554,000. We are amortizing the customer list over its estimated economic life of 8 years.
     Goodwill and other intangible assets
     Goodwill represents the excess of costs over fair value of net assets of businesses acquired. Pursuant to FASB Statement No. 142 (“FASB 142”), goodwill acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of FASB 142. We test goodwill for impairment as of September 30 of each year.
     FASB 142 also requires that customer lists and intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.
     Customer lists are stated at fair value based on the discounted cash flows over the estimated life of the customer contracts and relationships. We used an independent appraisal firm to perform a valuation study at the time of acquisition of Middleton to determine the value and estimated life of customer lists purchased in order to assist management in determining an appropriate method in which to amortize the asset. The amortization life is based on historic analysis of customer relationships combined with estimates of expected future revenues from customer accounts. Middleton has applied the same acquisition method on all of the subsequent acquisitions. We amortize customer lists on a straight-line basis over the expected life of the customer of 8 years.
     Impairment of long-lived assets and long-lived assets to be disposed of
     We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the assets exceed the fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Asset impairment of $852,683 was recorded relating to Percipia’s goodwill during the year ended September 30, 2006, see Note 16 to the consolidated financial statements included in Item 7 herein. No asset impairment occurred during the year ended September 30, 2005.
     Revenue recognition
     Service revenues are recorded and recognized at the date of service completion. Sales revenues are recorded when products are shipped when title has passed to unaffiliated customers, and when collectibility is reasonably assured. Installation revenues are considered earned at the time the project is completed. Maintenance contracts are recorded as unearned revenues at the time of collection and are recognized as income monthly over the term of the contract. Interest and dividends earned on investments are recorded when earned.

     Recent Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued statement No. 123 (“SFAS No. 123”) (revised 2004), Share-Based Payment. SFAS No. 123(R) will require us to recognize compensation expense for all stock-based compensation in our consolidated statements of operations. Pro forma disclosure will no longer be an alternative.
     SFAS No. 123(R) will also require the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow, as required under current guidance. The new requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. SFAS No. 123(R) is effective for fiscal year beginning after June 15, 2005, with early adoption permitted. We implemented the new standard beginning with the first quarter of fiscal 2006.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement provides guidance on accounting for reporting of accounting changes and error corrections. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the statement to have a material effect on our financial statements.
     In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) a clarification of FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation clarifies recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. We have not yet determined the impact of this interpretation on our financial statements.
     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that we quantify misstatements based on their impact on each of our financial statements and related disclosures. SAB 108 is effective as of the end of our 2007 fiscal year, allowing a one-time transitional cumulative effect adjustment to retained earnings as of October 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. We are currently evaluating the impact of adopting SAB 108 on our financial statements.
     In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective as of the beginning of our 2008 fiscal year. We are currently evaluating the impact of adopting SFAS 157 on our financial statements.
     In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. We have determined that this standard will not have a material effect on our financial statements.

ITEM 7. FINANCIAL STATEMENTS
BERENFELD SPRITZER SHECHTER & SHEER
401 EAST LAS OLAS BOULEVARD
SUITE 1090
FT. LAUDERDALE, FL 33301
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Sunair Services Corporation
We have audited the accompanying consolidated balance sheets of Sunair Services Corporation and Subsidiaries as of September 30, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two-years in the period ended September 30, 2006. These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sunair Services Corporation, Inc. and Subsidiaries as of September 30, 2006 and 2005, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2006 in conformity with accounting principles generally accepted in the United States of America.
Berenfeld Spritzer Shechter & Sheer
Ft. Lauderdale, Florida, 33301
December 15, 2006

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30,

	2006	2005
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$1,601,110	$3,220,699
Accounts receivable, net	4,919,595	4,983,714
Income tax receivable	352,393	—
Interest receivable	11,084	14,488
Inventories, net	2,328,205	7,609,727
Deferred tax asset	137,387	315,837
Prepaid and other current assets	1,163,508	1,435,146
Note receivable — current	334,986	—

Total Current Assets	10,848,268	17,579,611

PROPERTY, PLANT, AND EQUIPMENT, net	2,538,434	2,321,008

OTHER ASSETS
Note receivable	2,000,000	334,986
Software costs, net	3,938,465	3,938,402
Customer list, net	11,247,099	10,262,250
Goodwill	52,818,269	43,599,379
Other assets	522,427	80,393

Total Other Assets	70,526,260	58,215,410

TOTAL ASSETS	$83,912,962	$78,116,029

The accompanying notes are an integral part of these financial statements.

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30,

	2006	2005
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accounts payable	$2,743,523	$4,630,304
Accrued expenses	2,831,162	2,274,312
Unearned revenues	589,365	181,216
Customer deposits	2,677,364	1,490,677
Capitalized leases, current portion	8,796	41,561
Notes payable, current portion	138,374	90,645

Total Current Liabilities	8,988,584	8,708,715

LONG TERM LIABILITIES

Capitalized leases, net of current portion	20,027	6,712
Notes payable, net of current portion	1,723,642	287,549
Note payable -related party	5,000,000	5,000,000
Revolving line of credit	8,000,000	12,000,000
Deferred tax liability	112,226	188,400

Total Long Term Liabilities	14,855,895	17,482,661

Total Liabilities	23,844,479	26,191,376

STOCKHOLDERS’ EQUITY:

Preferred stock, no par value, 8,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.10 par value, 100,000,000 shares authorized, 13,007,559 and 10,186,377 shares issued and outstanding at September 30, 2006 and 2005, respectively	1,300,757	1,018,638
Additional paid-in capital	51,548,768	37,759,670
Retained earnings	7,200,197	13,170,774
Accumulated other comprehensive gain (loss) — cumulative translation adjustment	18,761	(24,429)

Total Stockholders’ Equity	60,068,483	51,924,653

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$83,912,962	$78,116,029

The accompanying notes are an integral part of these financial statements.

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30,

	2006	2005
SALES	$55,445,160	$21,530,452

COST OF SALES	27,678,790	12,075,847

GROSS PROFIT	27,766,370	9,454,605

SELLING AND ADMINISTRATIVE EXPENSES	30,610,033	10,743,972

(LOSS) FROM OPERATIONS	(2,843,663)	(1,289,367)

OTHER INCOME (EXPENSES):
Interest income	6,929	34,338
Interest expense	(1,172,389)	(21,637)
Impairment loss	(852,863)	—
Gain on disposal of assets	27,421	11,362
Other income	108,109	21,224

Total Other Income (Expenses)	(1,882,793)	45,287

(LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(4,726,456)	(1,244,080)

INCOME TAX BENEFIT FROM	144,249	467,816

(LOSS) FROM CONTINUING OPERATIONS	(4,582,207)	(776,264)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX (PROVISION FOR) BENEFIT FROM OF $386,213 AND ($52,258) IN 2006 AND 2005, RESPECTIVELY	(1,197,571)	1,371,821

NET INCOME (LOSS)	$(5,779,778)	$595,557

BASIC INCOME (LOSS) PER SHARE:
CONTINUING OPERATIONS	$(0.37)	$(0.10)

DISCONTINUED OPERATIONS	$(0.10)	$0.18

NET INCOME (LOSS)	$(0.47)	$0.08

DILUTED INCOME (LOSS) PER SHARE:
CONTINUING OPERATIONS	$(0.37)	$(0.10)

DISCONTINUED OPERATIONS	$(0.10)	$0.18

NET INCOME (LOSS)	$(0.47)	$0.08

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	12,352,083	7,556,857

DILUTED	12,352,083	7,556,857

The accompanying notes are an integral part of these financial statements.

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 2006 AND 2005

							Accumulated
					Additional		Other	Total
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance at September 30, 2004	—	$—	4,006,620	$400,662	$3,852,106	$12,575,217	$—	$16,827,985

Comprehensive income:
Net income	—	—	—	—	—	595,557	—	595,557
Currency translation adjustment	—	—	—	—	—	—	(24,429)	(24,429)

Shares issued in acquisition of Middleton	—	—	1,028,807	102,881	9,897,119	—	—	10,000,000

Shares issued pursuant to private placement	—	—	5,000,000	500,000	24,500,000	—	—	25,000,000

Cost associated with private placement	—	—	—	—	(826,797)	—	—	(826,797)

Stock options exercised	—	—	150,950	15,095	337,242	—	—	352,337

Balance at September 30, 2005	—	$—	10,186,377	$1,018,638	$37,759,670	$13,170,774	$(24,429)	$51,924,653

Comprehensive income:
Net (loss)	—	—	—	—	—	(5,779,778)	—	(5,779,778)
Currency translation adjustment	—	—	—	—	—	—	43,190	43,190

Shares issued pursuant to private placement	—	—	2,857,146	285,715	14,714,285	—	—	15,000,000

Costs associated with private placement	—	—	—	—	(1,644,325)	—	—	(1,644,325)

Shares issued in acquisition of Paragon	—	—	17,036	1,704	98,296	—	—	100,000

Shares purchased and cancelled	—	—	(53,000)	(5,300)	—	(190,799)	—	(196,099)

Equity based compensation	—	—	—	—	620,842	—	—	620,842

Balance at September 30, 2006	—	$—	13,007,559	$1,300,757	$51,548,768	$7,200,197	$18,761	$60,068,483

The accompanying notes are an integral part of these financial statements.

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30,

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(5,779,778)	$595,557
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	934,880	435,497
Amortization	2,052,561	976,521
Deferred taxes	102,276	(145,712)
Goodwill impairment	852,863	—
Bad debt reserve	155,437	160,381
Inventories reserve	(296,251)	99,360
Loss (gain) on disposal of assets	584,985	(11,362)
Equity based compensation	620,842	—
(Increase) decrease in Assets:
Accounts receivable	383,650	(499,412)
Income tax receivable	(352,393)	—
Interest receivable	3,404	93,525
Inventories	(435,168)	82,891
Prepaid and other current assets	400,753	(767,203)
Other assets	(442,033)	(15,279)
Increase (decrease) in Liabilities:
Accounts payable and accrued expenses	(1,654,962)	1,626,886
Unearned revenue	334,579	65,359
Income taxes payable	—	(212,688)
Customer deposits	873,236	(86,921)

Net Cash Provided By (Used In) Operating Activities	(1,661,119)	2,397,400

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant, and equipment	(832,267)	(337,772)
Software development costs	(360,703)	(517,660)
Cash paid for business acquisitions	(11,423,832)	(40,934,301)
Cash acquired in business acquisitions	—	1,377,035
Notes and loans — stockholder	—	47,804
Net proceeds and costs incurred from disposition of business	3,607,152	—
Proceeds from redemption of held-to-maturity investment	—	2,913,601
Proceeds from sale of property	—	12,545

Net Cash (Used In) Investing Activities	$(9,009,650)	$(37,438,748)

The accompanying notes are an integral part of these financial statements.

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30,

	2006	2005
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	$—	$17,000,000
Repayment of line of credit	(4,000,000)	(7,047,000)
Repayment of notes payable	(132,135)	(33,585)
Payment on capital leases	(19,450)	(30,703)
Proceeds from exercise of stock options	—	352,337
Stock repurchase	(196,099)	—
Proceeds from sale of common stock, net	13,355,674	24,173,203

Net Cash Provided By Financing Activities	9,007,990	34,414,252

Effect of exchange rate fluctuations on cash	43,190	(24,429)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,619,589)	(651,525)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3,220,699	3,872,224

CASH AND CASH EQUIVALENTS, END OF YEAR	$1,601,110	$3,220,699

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for income taxes	$—	$400,000

Cash paid during the year for interest	$1,282,088	$242,905

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued in acquisition of Middleton Pest Control, Inc.	$—	$10,000,000

Common stock issued in acquisition of Par Pest Control, Inc.	$100,000	$—

Debt incurred in acquisition of Middleton Pest Control, Inc.	$—	$5,000,000

Debt incurred in acquisition of Par Pest Control, Inc.	$100,000	$—

Debt incurred in acquisition of Pestec Pest Control, Inc.	$175,000	$—

Debt incurred in acquisition of Ron Fee, Inc.	$1,200,000	$—

Note receivable acquired from disposition of business	$2,000,000	$—

The accompanying notes are an integral part of these financial statements.

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2006 AND 2005
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business activity
Sunair Services Corporation (“Sunair,” the “Company”) is a Florida corporation organized in 1956. We changed our corporate name from Sunair Electronics, Inc. to Sunair Services Corporation in November of 2005. During most of the current year we operated through three business segments: Lawn and Pest Control Services; High Frequency Radio and Telephone Communications. As a result of the sale on September 8, 2006, of substantially all of the assets of our High Frequency Radio business, as described below, we now operate through two business segments: Lawn and Pest Control Services and Telephone Communications.
Middleton Pest Control, Inc. (“Middleton”), a Florida corporation, is a wholly owned subsidiary which provides pest control, lawn and shrub care, subterranean and drywood termite control and mosquito reduction services to both residential and commercial customers.
Percipia, Inc. and Subsidiary (“Percipia”), an Ohio corporation, is a wholly owned subsidiary which provides installation and maintenance of telephony systems, and develops and customizes software for telephony systems to various industries, most notably hospitality.
CPM FM Limited, formerly known as Telecom FM Ltd. (“Telecom”), a United Kingdom corporation, is a wholly owned subsidiary which distributes and installs telecommunication devices providing fixed wireless access to network and data service providers.
Our High Frequency Radio segment designed, manufactured and sold high frequency single sideband communications equipment and developed software and performed the design, integration testing and documentation of Communications, Command, Control, Computers, Intelligence, Surveillance and Reconnaissance systems utilized for long range voice and data communications in fixed station, mobile and marine for military and governmental applications. On September 8, 2006 we completed our previously announced plan to exit the High Frequency Radio segment, when we completed the sale of substantially all of the assets of Sunair Communications, Inc.(“Sunair Communications”), the wholly-owned subsidiary through which we operated our High Frequency Radio business.
Capitalization
The Company’s authorized capital stock consists of 100,000,000 shares of common stock, $.10 par value per share, and 8,000,000 shares of preferred stock, with no par value.
The board of directors has the authority, without action by the Company’s stockholders, to provide for the issuance of preferred stock in one or more classes or series and to designate the rights, preferences and privileges of each class or series, which may be greater than the rights of the common stock. There were no shares of preferred stock outstanding as of September 30, 2006 and 2005.
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

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2006 AND 2005
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Accounts receivable
Accounts receivable consist of balances due from sales. The Company performs periodic credit evaluations of its customers and maintains an allowance for potential credit losses based on historical experience and other information available to management. As of September 30, 2006 and 2005, the Company established an allowance of $364,630 and $209,193, respectively.
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
Software costs
The Company capitalizes certain costs associated with software development in accordance with Statement of Financial Accounting Standard #86 (“FASB No. 86”) “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” The Company amortizes software costs for periods of 5 to 10 years, the estimated useful life of the asset.
Customer List
Pursuant to the acquisition of Middleton, the Company recorded the customer list as an intangible asset in the amount of $10,500,000, which amount was determined pursuant to an independent third-party appraisal. The Company is amortizing the customer list over its estimated economic life of 8 years.
Pursuant to the acquisition of Four Season Lawn and Pest Control Inc. (“Four Seasons”) by Middleton, the Company recorded the customer list as an intangible asset in the amount of $204,000. The Company is amortizing the customer list over its estimated economic life of 8 years.
Pursuant to the acquisition of Spa Creek Services, LLC, d/b/a Pest Environmental Services (“Spa Creek”) by Middleton, the Company recorded the customer list as an intangible asset in the amount of $262,000. The Company is amortizing the customer list over its estimated economic life of 8 years.
Pursuant to the acquisition of Par Pest Control, Inc. d/b/a Paragon Termite & Pest Control (“Paragon”) by Middleton, the Company recorded the customer list as an intangible asset in the amount of $562,400. The Company is amortizing the customer list over its estimated economic life of 8 years.
Pursuant to the acquisition of Pestec Pest Control, Inc. (“Pestec”) by Middleton, the Company recorded the customer list as an intangible asset in the amount of $112,628. The Company is amortizing the customer list over its estimated life of 8 years.

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2006 AND 2005
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Pursuant to the acquisition of Ron Fee, Inc. (“Ron Fee”) by Middleton, the Company recorded the customer list as an intangible asset in the amount of $1,554,000. The Company is amortizing the customer list over its estimated economic life of 8 years.
Goodwill and other intangible assets
Goodwill represents the excess of costs over fair value of net assets of businesses acquired. Pursuant to FASB Statement No. 142 (“FASB 142”), goodwill acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of FASB 142. The Company tests goodwill for impairment as of September 30 of each year.
FASB 142 also requires that customer lists and intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.
Customer lists are stated at fair value based on the discounted cash flows over the estimated life of the customer contracts and relationships. The Company used an independent appraisal firm to perform a valuation study at the time of acquisition of Middleton to determine the value and estimated life of customer lists purchased in order to assist management in determining an appropriate method in which to amortize the asset. The amortization life is based on historic analysis of customer relationships combined with estimates of expected future revenues from customer accounts. Middleton has applied the same acquisition method on all of the subsequent acquisitions. The Company amortizes customer lists on a straight-line basis over the expected life of the customer of 8 years.
Impairment of long-lived assets and long-lived assets to be disposed of
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the assets exceed the fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Asset impairment of $852,683 was recorded relating to Percipia’s goodwill during the year ended September 30, 2006, see disclosure at Note 16. No asset impairment occurred during the year ended September 30, 2005.
Income (loss) per share
Basic earnings per share amounts are computed by dividing the net income by the weighted average number of common shares outstanding. Diluted earnings per share amounts are computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents, and stock options outstanding during the period. Potential shares of common stock and their effects on income were excluded from the diluted calculations if the effect was anti-dilutive.
Revenue recognition
Service revenues are recorded and recognized at the date of service completion. Sales revenues are recorded when products are shipped when title has passed to unaffiliated customers, and when collectibility is reasonably assured. Installation revenues are considered earned at the time the project is completed. Maintenance contracts are recorded as unearned revenues at the time of collection and are recognized as income monthly over the term of the contract. Interest and dividends earned on investments are recorded when earned.
Advertising costs
The Company expenses advertising costs as incurred. Advertising expenses totaled approximately $2,727,660 and $1,230,226 for the years ended September 30, 2006 and 2005, respectively.
Research and development
Expenditures for research and development are charged to operation as incurred. Total research and development expenses amounted to approximately $325,043 and $176,000 for the years ended September 30, 2006 and 2005, respectively.

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2006 AND 2005
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
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
Comprehensive Income
Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes certain changes in equity that are excluded from net income. At September 30, 2006 and 2005, accumulated other comprehensive income was comprised of cumulative foreign currency translation adjustments which was immaterial.
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
Concentration risk
The Company at various times during the year maintains cash balances in excess of federally insured (FDIC) limits. The uninsured balances were approximately $1,284,026 and $2,044,785 at September 30, 2006 and 2005, respectively.
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
Reclassification
Certain reclassifications of amounts previously reported have been made to the accompanying consolidated financial statements in order to maintain consistency and comparability between periods presented.
In September 2006, the Company sold its high frequency single sideband communication business. For purposes of comparability, the results of these operations have been reclassified from continuing operations to discontinued operations for all years presented in the accompanying consolidated statements of operations.
Leases
In accordance with FASB statement No. 13 (“SFAS No. 13”), the Company performs a review of newly acquired leases to determine whether a lease should be treated either as a capital or operating lease. Capital leased assets are capitalized and depreciated over the term of the initial lease. A liability equal to the present value of the aggregated lease payments would be recorded utilizing the stated lease interest rate. If an interest rate is not stated, the Company will determine an estimated cost of capital to be utilized to calculate the present value.

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2006 AND 2005
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Recent Accounting Pronouncements
In December 2004, the FASB issued statement No. 123 (“SFAS No 123”) (revised 2004), Share-Based Payment. SFAS No. 123(R) will require us to recognize compensation expense for all stock-based compensation in our consolidated statements of operations. Pro forma disclosure will no longer be an alternative.
SFAS No. 123(R) will also require the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow, as required under current guidance. The new requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. SFAS No. 123(R) is effective for fiscal year beginning after June 15, 2005, with early adoption permitted. The Company implemented the new standard beginning with the first quarter of fiscal 2006.
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
In June 2006, the Financial Accounting Standards Board issued FIN 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) a clarification of FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation clarifies recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has not yet determined the impact of this interpretation on its financial statements.
In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that the Company quantify misstatements based on their impact on each of the Company’s financial statements and related disclosures. SAB 108 is effective as of the end of the Company’s 2007 fiscal year, allowing a one-time transitional cumulative effect adjustment to retained earnings as of October 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. The Company is currently evaluating the impact of adopting SAB 108 on its financial statements.
In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective as of the beginning of the Company’s 2008 fiscal year. The Company is currently evaluating the impact of adopting SFAS 157 on its financial statements.
In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. The Company has determined that this standard will not have a material effect on its financial statements.

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2006 AND 2005
NOTE 2 — ACQUISITIONS
Acquisition of Middleton
On June 7, 2005, the Company, Sunair Southeast Pest Holdings, Inc., a wholly owned subsidiary of the Company (“Pest Holdings”), and the selling shareholders (collectively, the “Sellers”) of Middleton, a Florida corporation, entered into a stock purchase agreement (the “Stock Purchase Agreement”) pursuant to which, on the same date, Pest Holdings acquired from the Sellers 100% of the issued and outstanding shares of capital stock of Middleton. The aggregate purchase price for the outstanding capital stock of Middleton was $50,000,000, which was comprised of: (i) $35,000,000 in cash; (ii) $5,000,000 in the form of a subordinated promissory note; and (iii) 1,028,807 shares of the Company’s common stock. The Company also incurred closing costs of $1,610,541 and a charge of $1,400,000 for Middleton’s built-in-capital gains tax for a total purchase price of $53,010,541.
The following table sets forth the allocation of the purchase price to Middleton’s tangible and intangible assets acquired and liabilities assumed as of May 31, 2005:

Cash	$1,377,035
Accounts receivable	1,439,821
Inventory	516,129
Prepaid assets	339,761
Fixed assets	1,587,781
Other assets	63,762
Customer list	10,500,000
Goodwill	41,685,341
Accounts payable	(921,982)
Accrued liabilities	(1,564,326)
Customer deposits	(1,550,611)
Notes payable	(457,170)

Total	$53,015,541

Acquisition of Four Seasons
On July 29, 2005 the Company, through its wholly-owned subsidiary, Middleton entered into an Asset Purchase Agreement to acquire substantially all of the assets of Four Seasons for $1,423,760.
Acquisition of Spa Creek
On December 16, 2005 the Company, through its wholly-owned subsidiary, Middleton entered in an Asset Purchase Agreement to acquire substantially all the assets of Spa Creek for $5,500,000.
In addition, the Company incurred $233,419 of transaction costs consisting of legal and accounting fees.

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2006 AND 2005
NOTE 2 — ACQUISITIONS (CONTINUED)
The following table sets forth the allocation of the purchase price to Spa Creek tangible and intangible assets acquired and liabilities assumed as of December 16, 2005:

Goodwill	$5,732,933
Customer list	262,000
Accounts Receivable	132,929
Inventory	66,475
Fixed assets	30,000
Customer deposits	(279,917)
Accrued expenses	(211,001)

Total	$5,733,419

Acquisition of Paragon
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
Acquisition of Ron Fee
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
The following table sets forth the preliminary allocation of the purchase price to Ron Fee tangible and intangible assets acquired and liabilities assumed as of March 31, 2006:

Goodwill	$3,348,432
Customer list	1,554,000
Accounts receivable	235,000
Inventory	91,000
Fixed assets	440,000
Accounts payable	(92,432)
Customer deposits	(22,000)
Notes payable – autos	(29,000)

Total	$5,525,000

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2006 AND 2005
NOTE 2 — ACQUISITIONS (CONTINUED)
Reporting Period
The accompanying consolidated financial statements for the year ended September 30, 2006 depict the results of operations and cash flows of Sunair Services Corporation; Sunair Communications, Middleton, Percipia and Telecom, for the twelve months ended September 30, 2006. The accompanying consolidated financial statements for the year ended September 30, 2005 depict the results of operations and cash flows of Sunair Services Corporation; Sunair Communications, Percipia and Telecom for the twelve months ended September 30, 2005 and the results of operations and cash flows of Middleton from June 1, 2005 (effective date of acquisition) to September 30, 2005.
Pro-Forma Results of Operations
The following set forth the Company’s results of operations for the years ended September 30, 2006 and 2005 as if the acquisitions and disposition (see Note 13) had taken place on October 1, 2005 and 2004, respectively.

	Years Ended September 30,
	2006	2005
Revenues	$58,744,907	$50,836,191

Net loss	$(3,122,496)	$(104,155)

Loss per share
Basic	$(0.25)	$(0.01)
Diluted	$(0.25)	$(0.01)
NOTE 3 — INVENTORIES
Inventories consist of the following at September 30, 2006 and 2005:

	2006	2005
Materials	$1,430,453	$2,942,827
Work in progress	170,491	3,533,734
Finished goods	727,261	1,133,166

	$2,328,205	$7,609,727

The Company records reserves for inventory shrinkage and obsolescence. Reserves for inventory shrinkage and obsolescence amounted to $473,736 and $1,804,393 as of September 30, 2006 and 2005, respectively.
NOTE 4 — NOTE RECEIVABLE
As partial payment for goods and services delivered, a foreign government agency has issued a note to one of the Company’s high-frequency customers. The note matures on April 15, 2007. The customer has assigned an interest therein to the Company, valued at approximately $335,000 at September 30, 2006 and 2005, respectively. Interest thereon is paid semi-annually at the rate of 9% and had balances of $11,084 and $14,488, included in interest receivable at September 30, 2006 and 2005, respectively.

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2006 AND 2005
NOTE 4 — NOTE RECEIVABLE (CONTINUED)
Pursuant to the Asset Purchase Agreement on September 8, 2006 between the Company and Sunair Holdings, LLC (“Sunair Holdings”), as disclosed in Note 13, the Company received a three year subordinated promissory note as partial payment for the sale of substantially all of the assets of Sunair Communications. The $2.0 million note issued by Sunair Holdings is guaranteed by the members of Sunair Holdings, matures on September 8, 2009 and bears interest at one year LIBOR plus 3% (8.45% at September 30, 2006) which is payable monthly. The Company’s former Chief Financial Officer, who also was the former Chief Financial Officer of Sunair Communications, and the Company’s former President, who also was the former President of Sunair Communications, are also affiliates of Sunair Holdings.
NOTE 5 — PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following at September 30:

	2006	2005
Land	$38,185	$38,185
Building and improvements	1,920,565	1,625,040
Automobiles	3,131,572	2,447,972
Machinery and equipment	3,577,360	1,397,190

	8,667,682	5,508,387
Accumulated Depreciation	6,129,248	3,187,379

	$2,538,434	$2,321,008

Depreciation expense consists of $934,880 and $435,497 during the years ended September 30, 2006 and 2005, respectively.
On November 20, 2006, the Company sold real estate property (see Note 21) related to the discontinued high frequency radio segment (see Note 13). The cost of property sold was comprised of: (i) land of $38,185, (ii) building and improvements of $1,119,813 and (iii) accumulated depreciation of $990,724. Total proceeds of the sale amounted to $2.7 million.
NOTE 6 — CAPITAL LEASES
The Company is the lessee of equipment under capital leases expiring in various dates through 2011. In conjunction therewith, the Company has capitalized the present value of the minimum lease payments in the amount of $38,776. The net book value of assets under capital leases for the years ended September 30, 2006 and 2005 was $24,830 and $92,905, respectively. Interest expense on the capital leases amounted to $1,948 and $6,329 for the years ended September 30, 2006 and 2005, respectively.
Minimum future lease payments under capital leases as of September 30, 2006, are:

Year ended
September 30,	Amount
2007	$11,911
2008	9,191
2009	5,505
2010	5,505
2011	4,584
Thereafter	—

Total minimum lease payments	36,696

Less: Amount representing interest	7,873

Present value of net minimum lease payments	28,823
Less: Current portion	8,796

Long-term portion	$20,027

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2006 AND 2005
NOTE 7 — REVOLVING LINE OF CREDIT
The Company has a line of credit with a financial institution collateralized by substantially all of the assets of the Company. The maximum credit limit is $20,000,000. Interest is compounded daily based upon the London Interbank Offering Rate (LIBOR) plus a variable percentage based on the leverage ratio. The interest rate at September 30, 2006 was approximately 8.08%. The revolving line of credit has a commitment fee in the amount of .375% per annum on the average daily unused amount of the aggregate revolving committed amount. The revolver line has an extended maturity date of October 7, 2007. The balance due on the line was $8,000,000 at September 30, 2006.
The Company, as a term of the revolving credit line, is required to maintain financial covenants. As of September 30, 2006, certain of these financial covenants had not been met, and the lender has waived such noncompliance.
NOTE 8 — NOTES PAYABLE
Note payable with a financial institution for equipment purchases. The note is collateralized by certain automobile equipment and bears interest at 5.60% per annum, payable in monthly installments of principal and interest in the amount of $5,794 through September 29, 2008. Balances at September 30, 2006 and 2005, totaled $131,589 and $192,348, respectively.
Note payable with a financial institution for leased office build out costs. The note bears interest at 5.60% per annum, payable in monthly installments of principal and interest in the amount of $3,285 through March 29, 2011. Balances at September 30, 2006 and 2005, totaled $156,212 and $185,846, respectively.
Notes payable with financial institutions for automobile loans. Interest rates range from 0% to 9% per annum, payable in monthly installments of principal and interest ranging in the amounts of $220 to $687, expiring in various years through 2010. Balances at September 30, 2006 and 2005, totaled $99,215 and $0, respectively.
The Company has notes payable relating to the acquisitions of Pestec, Paragon. and Ron Fee. The notes bear interest at 6% per annum, with interest payable in semi-annual installments ranging in the amounts of $3,000 to $36,000 and principal due at maturity. The notes expire in various years through 2009. The balances at September 30, 2006 and 2005, totaled $1,475,000 and $0, respectively.
Minimum future principal payments required under the above notes as of September 30, 2006, for each of the next five years and in the aggregate are:

Year ended
September 30
2007	$138,374
2008	399,906
2009	1,255,137
2010	45,226
2011	23,373
Thereafter	—

1,862,016
Less: current portion	(138,374)

Long term portion	$1,723,642

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2006 AND 2005
NOTE 9 — NOTE PAYABLE — RELATED PARTY
The Company has a $5,000,000 subordinated note payable to related parties, in connection with the acquisition of Middleton (See Note 2). These parties include the CEO of Middleton and a Director of the Company. Interest is paid semi-annually at prime (8.25% as of September 30, 2006). The note payable is due in full on June 7, 2010.
NOTE 10 — INCOME TAXES
The components of the Company’s income tax benefit for the years ended September 30 are as follows:

	2006	2005
Current:
Federal	$632,738	$—
State	—	—
Foreign	—	—

	632,738	—
Deferred:
Federal	(129,841)	373,658
State	217,765	41,900
Foreign	(190,200)	—

	(102,276)	415,558

Income tax benefit	$530,462	$415,558

The total provision for 2006 and 2005 vary from the amounts computed by applying the 35% statutory rates to income before income taxes for the following reasons:

	2006	2005
Income tax at the statutory rates	$2,229,954	$(61,200)

State income tax, net of federal tax	141,547	(9,900)
Intangibles	(766,294)	278,397
Other	(177,333)	208,261
Change in valuation allowance	(897,412)	—

Income tax benefit	$530,462	$415,558

Continuing operations	$144,249	$467,816
Discontinued operations	386,213	(52,258)

Income tax benefit	$530,462	$415,558

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2006 AND 2005
NOTE 10 — INCOME TAXES (CONTINUED)
As of September 30, 2006 and 2005, the components of the deferred tax assets and liabilities consisted of the following:

	2006	2005
Deferred tax assets — current:
Net operating loss carryover	$—	$190,200
Allowance for bad debt	137,387	68,084
Software costs	—	42,500

Inventory reserve	—	15,053

Deferred tax asset — current	$137,387	$315,837

Deferred tax assets — non-current:
Net operating loss carryover	$3,315,084	$943,000
Customer list	174,965	—
Charitable contribution credit carryover	8,275	—

Deferred tax assets — non-current	3,498,324	943,000
Less: valuation allowance	(897,412)	—

Net deferred tax assets — non-current	2,600,912	943,000

Deferred tax liabilities — non-current:
Software costs	(1,120,984)	(1,131,400)
Goodwill	(1,592,154)	—

Deferred tax liabilities — non-current	(2,713,138)	(1,131,400)

Net Deferred tax liability — non-current	$(112,226)	$(188,400)

The Company has $6,626,958 of net operating losses carryforwards which expire in 2025. Of this amount, the Company’s wholly-owned subsidiary, Percipia, has approximately $872,498 in net operating loss carryforwards which expire beginning in 2021. The Tax Reform Act of 1986 imposed substantial restrictions on the utilization of net operating losses and tax credits in the event of an “ownership change”, as defined by the Internal Revenue Code. Federal and state net operating losses are subject to limitations as a result of these restrictions.
NOTE 11 — STOCK OPTIONS
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
During the fiscal year ended September 30, 2005, 150,950 stock options were exercised at an average price of $2.33 per share. Options for 485,836 shares were granted at an average price of $8.65 per share. Included in the 485,836 options granted were 226,667 options that were outside of the plan to officers and directors of the Company approved by the shareholders.

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2006 AND 2005
NOTE 11 — STOCK OPTIONS (CONTINUED)
Stock options activity for the years ended September 2006 and 2005 are as follows:

	2006		2005
		Weighted		Weighted
	Number of	Average	Number of	Average
	Shares	Exercise Price	Shares	Exercise Price
Balances, beginning of year	540,836	$8.65	145,950	$2.25
Granted	142,500	$8.04	545,836	$8.65
Exercised	—	$—	(150,950)	$2.33
Cancelled	—	$9.81	—	$—

Balances, end of year	683,336	$8.44	540,836	$8.65

Stock options outstanding and exercisable at September 30, 2006 are as follows:

	Options Outstanding		Options Exercisable
		Weighted	Weighted
		Average	Average
Exercise	Number	Remaining	Exercise	Number
Price	Outstanding	Life	Price	Exercisable
$ 4.79	60,000	3	$4.79	60,000
$ 5.00	166,667	6	$5.00	41,667
$ 5.35	20,000	7.5	$5.35	10,000
$ 5.60	105,000	6.5	$5.60	33,750
$ 6.09	17,500	7.5	$6.09	—
$13.78	120,000	6.5	$13.78	94,962
$11.40	194,169	7	$11.40	48,544

	683,336			288,923

Fair Value
On January 1, 2006, the Company adopted the provisions of SFAS No. 123(R) which requires the Company to recognize expense related to the fair value of stock-based compensation awards. The Company elected the modified prospective transition method as permitted by SFAS No. 123(R) and therefore has not restated the financial results for prior periods. Under the modified prospective method, stock-based compensation for the year ended September 30, 2006 is based on grant date fair value estimated in accordance with the provisions of SFAS No. 123(R) and compensation expense for all stock-based compensation awards granted or modified subsequent to January 1, 2006, as well as the unvested portion of previously granted awards that remained outstanding as of January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). In addition, options granted to certain members of the board of directors as payment for Board Services recorded in accordance with SFAS No. 123(R) and the issuance of restricted stock awards and stock units are also included in stock-based compensation for the year ended September 30, 2006.

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2006 AND 2005
NOTE 11 — STOCK OPTIONS (CONTINUED)
Fair Value (continued)
For the year ended September 30, 2006, the Company recognized $620,842 of compensation expense, which is included in selling, general and administrative expenses.
Prior to January 1, 2006, the Company accounted for its stock-based compensation plan as permitted by SFAS No. 123(R), using the intrinsic value method prescribed in APB No. 25, and made the pro forma disclosures required by SFAS No. 148 for the year ended September 30, 2005. All options granted under the Company’s 2004 Stock Incentive Plan and the Company’s prior stock option plan had exercise prices equal to the fair market value of the underlying Common Stock on the date of grant. Accordingly, for the year ended September 30, 2005, stock-based compensation was recorded in accordance with APB No. 25.
The options granted during 2006 and 2005 were valued at the date of grant using the Black-Scholes option pricing model.
The following table illustrates the effect on net income and net income per share of Common Stock as if the Company had applied the fair value recognition provisions of SFAS No. 123(R) to stock-based compensation for the years ended September 30, 2006 and 2005:

	2006	2005
Net income (loss):
As reported	$(5,779,778)	$595,557
Add: Stock-based compensation expense, as reported	620,842	—
Deduct: Stock-based compensation expense, pro forma	(715,773)	(201,413)

Net income, pro forma	(5,874,709)	394,144
Net income per share, basic:
Basic, as reported	$(0.47)	$0.08
Stock-based compensation expense, pro forma	$(0.01)	(0.03)

Net income per share, basic, pro forma	$(0.48)	$0.05
Net income per share, diluted:
Diluted, as reported	$(0.47)	$0.08
Stock-based compensation expense, pro forma	$(0.01)	(0.03)

Net income per share, diluted, pro forma	$(0.48)	$0.05
The fair value of stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the years ended September 30, 2006 and 2005:

	2006	2005
Expected term (in years)	8	8
Volatility	30%	31%
Interest rate	4.41 - 4.61%	3.44 - 3.86%
Dividend yield	—	—

Weighted average fair value at grant date	$2.53	$4.04

The Company’s computation of the expected volatility for the year ended September 30, 2006 is based primarily upon historical volatility and the expected term of the option. The expected term is based on the historical exercise experience under the share- based plans of the underlying award (including post-vesting employment termination behavior) and represents the period of time the share-based awards are expected to be outstanding. The interest rate is based on the U.S. Treasury yield in effect at the time of grant for a period commensurate with the estimated expected life.
As of September 30, 2006, approximately $1.3 million of total unrecognized compensation costs related to non-vested stock options is expected to be recognized over a weighted average period of 2 years.

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2006 AND 2005
NOTE 12 — SALE OF SECURITIES — PRIVATE PLACEMENTS
On February 8, 2005, the Company completed its sale of 5,000,000 units to Coconut Palm Capital Investors II, Ltd., a Florida limited partnership (“Coconut Palm”) pursuant to a Purchase Agreement dated as of November 17, 2004, by and between the Company and Coconut Palm (the “Purchase Agreement”). The aggregate purchase price paid by Coconut Palm for the units was $25 million. The units consist of five million shares of the Company’s common stock, warrants to purchase an additional five million shares of the Company’s common stock at an exercise price of $6.00 per share, which are immediately exercisable and will expire after three years; and warrants to purchase an additional five million shares of the Company’s common stock at an exercise price of $7.00 per share, which are immediately exercisable and will expire after five years. Effective upon the closing of the Coconut Palm transaction, the Company entered into a management services agreement with an affiliate of Coconut Palm, RPC Financial Advisors, LLC (“RPC”), pursuant to which RPC agreed to provide management services to the Company. The Company has agreed to pay RPC a management fee in the aggregate amount of $1,562,500 per year. Richard C. Rochon and Mario B. Ferrari, both of whom are affiliates of Coconut Palm and each of whom are members of the Company’s Board of Directors and principal shareholders of the Company, are also affiliates of RPC.
On January 27, 2006, the Company completed the sale of its securities to investors in a private placement pursuant to purchase agreements, dated December 15, 2005, by and among the Company and the investors of the common stock named therein (the “Purchase Agreements”). Pursuant to the Purchase Agreements, the Company agreed to sell up to an aggregate of 2,857,146 shares of its common stock at a price per share of $5.25 (the “Private Placement”), with total gross proceeds (before fees and expenses) to the Company of approximately $15 million and net proceeds to the Company of approximately $13.5 million. In conjunction with the Private Placement, warrants to purchase 1,000,000 shares of common stock were issued, at an exercise price of $6.30 (subject to adjustment). The shares and warrants have anti-dilution features. As of September 30, 2006, no warrants issued as part of this private placement had been exercised.
NOTE 13 — DISCONTINUED OPERATIONS
On September 8, 2006, Sunair Communications, a wholly-owned subsidiary through which Sunair Services Corporation operated its high frequency single sideband communication business, sold substantially all of its assets to a related party, Sunair Holdings, LLC for $5.7 million. Of the $5.7 million, the Company received cash proceeds of $3.7 million and $2.0 million in the form of a three year subordinated promissory note issued by Sunair Holdings and made payable to Sunair Communications. The Company’s former Chief Financial Officer, who also was the former Chief Financial Officer of Sunair Communications, and the Company’s former President, who also was the former President of Sunair Communications, are also affiliates of Sunair Holdings.
The accompanying consolidated statements of operations for all the years presented have been adjusted to classify the high frequency single sideband communication business as discontinued operations. Selected statements of operations data for the Company’s discontinued operations is as follows:

	2006		2005
Total net revenue		$4,012,399	$9,921,318

Pre-tax income (loss) from discontinued operations	$	(971,378)	$1,424,079
(Loss) on disposal of discontinued operations		(612,406)	—
Income tax effect		386,213	(52,258)

Income (loss) on discontinued operations	$	(1,197,571)	$1,371,821

A summary of the total assets of discontinued operations recorded on the accompanying consolidated balance sheet is as follows:

2005
Cash	$664,712
Inventory	5,598,338
Prepaid expenses	307,474
Fixed assets	265,519

Total Assets	$6,836,043

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2006 AND 2005
NOTE 14 — EMPLOYEE BENEFITS
The Company has a profit sharing and 401(k) Plan. Under the Plan, eligible employees may contribute up to 15% of their annual compensation. The Company may contribute to the Plan at the discretion of the Board of Directors. During the years ended September 30, 2006 and 2005, the Company contributed $196,430 and $82,453, respectively.
NOTE 15 — OPERATING LEASES
The Company leases office space under operating leases expiring in various years through 2011. Certain leases provide for renewal options for periods from one to five years at their fair rental value at the time of renewal. In the normal course of business, operating leases are generally renewed or replaced by other leases.
Minimum future rental payments under non-cancelable operating leases as of September 30, 2006, for each of the next 5 years and in the aggregate are:

Year Ended September 30,
2007	$1,232,528
2008	1,181,758
2009	1,012,746
2010	735,809
2011	663,223
Thereafter	—

Total minimum future rental payments	$4,826,064

Rent expense was $1,600,894 and $979,641 for the years ended September 30, 2006 and 2005.
NOTE 16 — GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets consist of the following as of September 30, 2006 and September 30, 2005:

	Goodwill	Customer Lists	Total
Ending balance, September 30, 2004	$852,683	$—	$852,683

Acquisition of businesses	42,746,696	10,704,000	53,450,696

	43,599,379	10,704,000	54,303,379

Less amortization expense	—	(441,750)	(441,750)

Ending balance, September 30, 2005	43,599,379	10,262,250	53,861,629
Acquisition of businesses	10,126,428	2,491,028	12,617,456
Purchase price adjustment	(54,855)	—	(54,855)
Less impairment of Percipia’s Goodwill	(852,683)	—	(852,683)

	52,818,269	12,753,278	65,571,547

Less amortization expense	—	(1,506,179)	(1,506,179)

Ending balance, September 30, 2006	$52,818,269	$11,247,099	$64,065,368

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2006 AND 2005
NOTE 16 — GOODWILL AND INTANGIBLE ASSETS (CONTINUED)
The table below presents the weighted average life in years of the Company’s intangible assets.

	2006		2005
Goodwill	(a	)	(a	)
Customer lists	8		8
Other	—		—

Weighted average	8		8

(a) Goodwill is not amortized but, along with all other intangible assets, is reviewed for possible impairment each year at September 30th or when indicators of impairment exist.
The table below reflects the estimated aggregate customer account amortization for each of the five succeeding years of the Company’s existing customer account base as of September 30, 2006.

	2007	2008	2009	2010	2011
Aggregate amortization expense	$1,649,379	$1,649,379	$1,649,379	$1,649,379	$1,649,379
NOTE 17 — NET INCOME (LOSS) PER SHARE
Basic net income (loss) per share is computed using the weighed average number of shares outstanding during the period. Due to the Company’s losses from continuing operations, dilutive potential common shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented.
Loss per share data for continuing operations were computed as follows:

	2006	2005
Basic and diluted net income (loss) per share:
Net income (loss)	$(5,779,778)	$595,557
Shares used in computation:
Weighted average shares outstanding	12,352,083	7,556,857

Basic and diluted net income (loss) per share	$(.47)	$.08

The following table summarizes the weighted average dilutive securities that were excluded from the above computation of diluted net income (loss) per share because their inclusion would have an anti-dilutive effect:

	2006	2005
Dilutive securities:
Options/warrants	1,466	3,921,217

Total anti-dilutive shares	1,466	3,921,217

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2006 AND 2005
NOTE 18 — SEGMENT AND GEOGRAPHIC INFORMATION
The Company manages its business and has segregated its activities into two business segments; Installation and maintenance of telephone communication systems, and pest control, lawn and shrub care, subterranean and drywood termite control and mosquito reduction services.
Certain financial information for each segment is provided below as of September 30:

	2006	2005
Net revenues:
Lawn and pest control services	$46,446,850	$12,822,000
Telephone communications	8,998,310	8,708,452

Total net revenues	$55,445,160	$21,530,452

Operating income (loss):
Lawn and pest control services	$3,397,604	$915,048
Telephone communications	(1,958,786)	(603,669)
Unallocated home office expenses	(6,165,274)	(1,555,459)

Total operating loss	$(4,726,456)	$(1,244,080)

Identifiable property plant and equipment:
Lawn and pest control services	$2,116,800	$1,679,073

Home Office	175,907	472,849
Telephone communications	245,727	169,086

Total identifiable property plant and equipment	$2,538,434	$2,321,008

The Company operates worldwide, primarily in North America. No single country or geographic region, other than North America, is significant to the overall operations of the Company. Total sales for North America as of September 30, 2006 and 2005 were $51,577,302 and $9,459,162, respectively.
NOTE 19 — RELATED PARTIES
The Company pays management fees to RPC, a related party as discussed in Note 12. Management fees for the years ended September 30, 2006 and 2005 totaled $1,562,496 and $390,626, respectively.
The Company issued a note payable to related parties in connection with the acquisition of Middleton, as discussed in Note 9.
The Company received a note receivable from former related parties through the sale of Sunair Communications, the high frequency radio segment, as more fully described in Note 4.
NOTE 20 — LITIGATION
On November 21, 2005, a lawsuit was filed against Percipia, Inc. (a Subsidiary of Sunair), claiming that Percipia interfered with employment relationships with two individuals who were employed by the plaintiff. As of November 16, 2006, the lawsuit was in the early stages and its outcome could not be determined. Trial is set for commencement on or after April 30, 2007.

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2006 AND 2005
NOTE 21 — SUBSEQUENT EVENTS
On November 20, 2006, the Company closed a transaction to sell the real estate associated with the previously sold high frequency radio business for $2.7 million in cash.
On November 30, 2006 the Company, through Middleton, its wholly owned subsidiary, acquired Archer Exterminators, Inc., a pest control company located in Florida. The preliminary purchase price was $3,300,000 consisting of cash of $1.5 million, a note of $1.5 million and common stock valued at $300,000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
ITEM 8A. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures. The term “disclosure controls and procedures” is defined in Rule 13a — 15(e) of the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and Interim Chief Financial Officer have concluded, based on their evaluation as of September 30, 2006, that our disclosure controls and procedures are effective as of such date.
(b) Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting during the fiscal year ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART III
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
     The items required by Part III, Item 9 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2006 Annual Meeting of Shareholders.
ITEM 10. EXECUTIVE COMPENSATION
     The items required by Part III, Item 10 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2006 Annual Meeting of Shareholders.
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The items required by Part III, Item 11 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2006 Annual Meeting of Shareholders.
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     The items required by Part III, Item 12 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2006 Annual Meeting of Shareholders.
ITEM 13. EXHIBITS

1.	Financial Statements filed as a part of the Form 10-KSB

	Consolidated Balance Sheets as of September 30, 2006 and 2005	Page 20

	Consolidated Statements of Operations for the Years Ended September 30, 2006 and 2005	Page 22

	Consolidated Statements of Stockholders’ Equity for the Years Ended September 30, 2006 and 2005	Page 23

	Consolidated Statements of Cash Flows for the Years Ended September 30, 2006 and 2005	Page 24

	Notes to Consolidated Financial Statements	Page 26

2.	Financial Statement Schedules filed as part of the Form 10-KSB:

	Report on Financial Statements Schedules of Independent Public Accountants	Page 19

Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

Separate financial statements of the Company are omitted because of the absence of the conditions under which they are required.

3.	Exhibits

Exhibit No.	Exhibit Description
2.1	Stock Purchase Agreement, dated as of August 6, 2004, by and among Sunair Electronics, Inc, Michael Herman and Kesavan Haridas (incorporated by reference to the Current Report on Form 8-K filed with the SEC on August 23, 2004)
2.2	Asset Purchase Agreement by and among Sunair Communications, Limited, a private limited company incorporated in England; Telecom FM, Limited, a private limited company incorporated in England; and TFM Group Limited, a private limited company incorporated in England and the sole shareholder of Telecom FM, Limited (incorporated by reference to the Current Report on Form 8-K filed with the SEC on October 12, 2004)
3.2	Articles of Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 10-QSB filed with the SEC on May 16, 2005)
3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Form 10-QSB filed with the SEC on May 16, 2005)
4.1	First Tranche Warrant, dated February 8, 2005, issued by Sunair Electronics, Inc. to Coconut Palm Capital Investors II, Ltd. (incorporated by reference to the Form 10-QSB filed with the SEC on May 16, 2005)
4.2	Second Tranche Warrant, dated February 8, 2005, issued by Sunair Electronics, Inc. to Coconut Palm Capital Investors II, Ltd. (incorporated by reference to the Form 10-QSB filed with the SEC on May 16, 2005)
10.1	Purchase Agreement, dated November 17, 2004, by and between Sunair Electronics, Inc., a Florida corporation, and Coconut Palm Capital Investors II, Ltd., a Florida limited partnership (incorporated by reference to Exhibit 2.1 to the Form 8-K filed with the SEC on November 17, 2005)
10.2	Sunair Electronics, Inc. 2004 Stock Incentive Plan (incorporated by reference to Annex D to the Company’s Proxy Statement filed with the SEC on January 18, 2005)*
10.3	Management Services Agreement (incorporated by reference to the Form 8-K filed with the SEC on March 29, 2005)
10.4	Form of Stock Option Agreement Executed by Each of the Persons Set Forth on Schedule I Thereto (incorporated by reference to the Form 8-K filed with the SEC on March 29, 2005)*
10.5	Form of Stock Option Agreement for the Company’s 2004 Stock Incentive Plan (incorporated by reference to the Form 8-K filed with the SEC on March 29, 2005)*
10.6	Stock Option Agreement with John J. Hayes (incorporated by reference to Exhibit 10.3 to the Form S-8 filed with the SEC on May 26, 2005)*
10.7	Employment Agreement between Sunair Electronics, Inc. and John Hayes (incorporated by reference to the Form 10-QSB filed with the SEC on May 16, 2005)*
10.8	Employment Agreement between Sunair Electronics, Inc. and James E. Laurent (incorporated by reference to the Form 10-QSB filed with the SEC on May 16, 2005)*

Exhibit No.	Exhibit Description
10.9	Employment Agreement between Sunair Electronics, Inc. and Synnott B. Durham (incorporated by reference to the Form 10-QSB filed with the SEC on May 16, 2005)*
10.10	Employment Agreement between Sunair Electronics, Inc. and Henry A. Budde (incorporated by reference to the Form 10- Q filed with the SEC on May 16, 2005)*
10.11	Stock Purchase Agreement by and Among the Sellers Named Therein and Sunair Southeast Pest Holdings, Inc., dated as of June 7, 2005 (incorporated by reference to the Form 8-K filed with the SEC on June 10, 2005)
10.12	Employment Agreement between Sunair Southeast Pest Holdings, Inc. and Gregory Clendenin, dated as of June 7, 2005 (incorporated by reference to the Form 8-K filed with the SEC on June 10, 2005)
10.13	Subordinated Promissory Note, dated as of June 7, 2005 (incorporated by reference to the Form 8-K filed with the SEC on June 10, 2005)
10.14	Credit Agreement, dated as of June 7, 2005, by and among Sunair Electronics, Inc., its Domestic Subsidiaries from time to time parties thereto, the Lenders parties thereto, and Wachovia Bank, National Association (incorporated by reference to the Form 8-K filed with the SEC on June 10, 2005)
10.15	Form of Purchase Agreement, dated December 15, 2005, by and between Sunair Services Corporation and the investor named therein (incorporated by reference to the Form 8-K filed with the SEC on December 21, 2005)
10.16	Form of Warrant, dated December 15, 2005, issued by Sunair Services Corporation to the investor named therein (incorporated by reference to the Form 8-K filed with the SEC on December 21, 2005)
10.17	Asset Purchase Agreement, December 16, 2005, by and between Spa Creek Services, LLC and Middleton Pest Control, Inc. (incorporated by reference to the Form 8-K filed with the SEC on December 21, 2005)
10.18	Asset Purchase Agreement, March 31, 2006, by and between Spa Creek Services, LLC and Ron Fee, Inc. (incorporated by reference to the Form 8-K filed with the SEC on April 5, 2006)
10.19	Subordinated Promissory Note, dated March 31, 2006, issued by Sunair Services Corporation to Ron Fee, Inc. (incorporated by reference to the Form 8-K filed with the SEC on April 5, 2006)
10.20	Amendment No. 1 to Management Services Agreement, dated March 31, 2006, by and between Sunair Services Corporation and RPC Financial Advisors, LLC (incorporated by reference to the Form 10- QSB filed with the SEC on May 16, 2006)
10.21	Asset Purchase Agreement, dated September 5, 2006, by and between Sunair Communications, Inc. and Sunair Holdings, LLC (incorporated by reference to the Form 8-K filed with the SEC on September 11, 2006)
14	Code of Business Conduct and Ethics (incorporated by reference to the Form 10- QSB filed with the SEC on August 16, 2004)
21.1	Subsidiaries
23	Consent of Berenfeld Spritzer Shechter & Sheer
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management Compensatory Plan

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The items required by Part III, Item 14 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2006 Annual Meeting of Shareholders.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNAIR SERVICES CORPORATION
By:	/s/ John J. Hayes
JOHN J. HAYES
Chief Executive Officer and President

Date: December 29, 2006
In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ John J. Hayes John J. Hayes	President and Chief Executive Officer (principal executive officer)	December 29, 2006
/s/ Edward M. Carriero, Jr. Edward M. Carriero, Jr.	Interim Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)	December 29, 2006
/s/ Joseph Burke Joseph Burke	Director	December 29, 2006
/s/ Joseph S. DiMartino Joseph S. DiMartino	Director	December 29, 2006
/s/ Mario B. Ferrari Mario B. Ferrari	Director	December 29, 2006
/s/ Arnold Heggestad, Ph.D. Arnold Heggestad, Ph.D.	Director	December 29, 2006
/s/ Steven P. Oppenheim Steven P. Oppenheim	Director	December 29, 2006
/s/ Richard C. Rochon Richard C. Rochon	Director	December 29, 2006
/s/ Charles P. Steinmetz Charles P. Steinmetz	Director	December 29, 2006