Form 10-Q
period 2006-12-31
SUNAIR SERVICES CORP
filed 2007-02-14
CIK 95366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number I-4334
SUNAIR SERVICES CORPORATION

(Exact name of Registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	59-0780772 (I.R.S. Employer Identification No.)

595 South Federal Highway, Suite 500 Boca Raton, Florida (Address of principal executive offices)	33432 (Zip Code)
(561) 208-7400

(Registrant’s telephone number, including area code)
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
Yes ☑        No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐       Accelerated filer ☐        Non-accelerated filer ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑
      As of February 7, 2007, the Registrant had outstanding 13,091,088 shares of common stock.

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
SUNAIR SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
AS OF DECEMBER 31, 2006 AND SEPTEMBER 30, 2006
(UNAUDITED)

	December 31,	September 30,
	2006	2006

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,580,897	$1,601,110
Accounts receivable, net	6,077,875	4,919,595
Income tax receivable	352,393	352,393
Interest receivable	21,539	11,084
Inventories, net	2,318,454	2,328,205
Deferred tax asset	137,387	137,387
Prepaid and other current assets	932,430	1,163,508
Note receivable — current	334,986	334,986

Total Current Assets	11,755,961	10,848,268

PROPERTY, PLANT, AND EQUIPMENT, net	2,370,940	2,538,434

OTHER ASSETS:

Note receivable	2,000,000	2,000,000
Software costs, net	3,897,164	3,938,465
Customer list, net	11,944,754	11,247,099
Goodwill	55,517,787	52,818,269
Other assets	655,190	522,427

Total Other Assets	74,014,895	70,526,260

TOTAL ASSETS	$88,141,796	$83,912,962

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$3,654,634	$2,743,523
Accrued expenses	2,493,780	2,831,162
Unearned revenues	1,266,222	589,365
Customer deposits	2,348,345	2,677,364
Capitalized leases, current portion	26,742	8,796
Notes payable, current portion	135,006	138,374

Total Current Liabilities	9,924,729	8,988,584

LONG TERM LIABILITIES:

Capitalized leases, net of current portion	—	20,027
Notes payable, net of current portion	3,182,233	1,723,642
Note payable -related party	5,000,000	5,000,000
Revolving line of credit	8,456,477	8,000,000
Deferred tax liability	564,628	112,226

Total Long Term Liabilities	17,203,338	14,855,895

Total Liabilities	27,128,067	23,844,479

STOCKHOLDERS’ EQUITY:

Preferred stock, no par value, 8,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.10 par value, 100,000,000 shares authorized, 13,017,559 and 13,007,559 shares issued and outstanding at December 31, 2006 and September 30, 2006, respectively	1,301,757	1,300,757
Additional paid-in capital	51,809,752	51,548,768
Retained earnings	7,799,888	7,200,197
Accumulated other comprehensive gain — cumulative translation adjustment	102,332	18,761

Total Stockholders’ Equity	61,013,729	60,068,483

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$88,141,796	$83,912,962

The accompanying notes are an integral part of these financial statements.

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005
(UNAUDITED)

	For the Three	For the Three
	Months Ended	Months Ended
	December 31, 2006	December 31, 2005

SALES	$15,886,255	$11,225,575
COST OF SALES	6,892,013	4,614,085

GROSS PROFIT	8,994,242	6,611,490
SELLING AND ADMINISTRATIVE EXPENSES	9,881,703	7,176,680

LOSS FROM OPERATIONS	(887,461)	(565,190)

OTHER INCOME (EXPENSES):
Interest income	67,774	1,469
Interest expense	(288,323)	(411,175)
Other	(22,801)	(4,789)

Total Other Income (Expenses)	(243,350)	(414,495)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(1,130,811)	(979,685)
INCOME TAX BENEFIT	369,026	420,495

LOSS FROM CONTINUING OPERATIONS	(761,785)	(559,190)
INCOME FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX PROVISION OF $821,426 AND $100,272 FOR DECEMBER 31, 2006 AND 2005, RESPECTIVELY	1,361,476	194,647

NET INCOME (LOSS)	$599,691	$(364,543)

BASIC AND DILUTED INCOME (LOSS) PER SHARE:
CONTINUING OPERATIONS	$(0.06)	$(0.05)

DISCONTINUED OPERATIONS	$0.11	$0.02

NET INCOME (LOSS)	$0.05	$(0.03)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	13,017,233	10,512,464

DILUTED	13,017,233	10,512,464

The accompanying notes are an integral part of these financial statements.

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005
(UNAUDITED)

	For the Three	For the Three
	Months Ended	Months Ended
	December 31, 2006	December 31, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$599,691	$(364,543)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	235,918	202,734
Amortization	561,406	466,172
Deferred taxes	452,400	(320,223)
Bad debt reserve	5,747	1,936
Inventories reserve	77,962	(2,774)
(Gain) loss on sale of assets	(2,346,367)	9,789
Equity based compensation	216,984	—
Stock based compensation	45,000	—
(Increase) decrease in Assets:
Accounts receivable	(1,130,709)	56,680
Interest receivable	(10,453)	8,479
Inventories	(64,710)	93,889
Prepaid and other current assets	410,289	(12,367)
Other assets	(108,785)	(19,544)
Increase (decrease) in Liabilities:
Accounts payable and accrued expenses	84,429	296,519
Unearned revenue	(682)	81,480
Customer deposits	(369,825)	(125,884)

Net Cash Provided By (Used In) Operating Activities	(1,341,705)	372,343

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant, and equipment	(98,204)	(161,289)
Software development costs	(95,768)	(91,316)
Cash paid for business acquisitions	(1,500,000)	(5,733,419)
Net proceeds from sale of property	2,522,274	—

Net Cash Provided by (Used In) Investing Activities	$828,302	$(5,986,024)

The accompanying notes are an integral part of these financial statements.

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005
(UNAUDITED)

	For the Three	For the Three
	Months Ended	Months Ended
	December 31, 2006	December 31, 2005

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (repayment of) line of credit	$456,477	$(3,500,000)
Repayment of notes payable	(44,777)	(12,204)
Payment on capital leases	(2,081)	(23,351)
Net proceeds from sale of common stock, net	—	9,457,515

Net Cash Provided By Financing Activities	409,619	5,921,960

Effect of exchange rate fluctuations on cash	83,571	(50,495)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(20,213)	257,784
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,601,110	3,220,699

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,580,897	$3,478,483

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$—	$—

Cash paid during the period for interest	$257,463	$406,497

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt incurred in acquisition of Archer Exterminators, Inc.	$1,500,000	$—

The accompanying notes are an integral part of these financial statements.

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
For the three months ended December 31, 2006 and December 31, 2005
(UNAUDITED)
1. Basis of Consolidated Financial Statement Presentation
      The accompanying unaudited consolidated condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with the instructions to Form 10-Q and do not include all the information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s most recent audited consolidated financial statements and notes thereto included in its September 30, 2006 annual report on Form 10-KSB. Operating results for the three months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2007.
2. Significant Accounting Policies

Use of Estimates
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Accounts Receivable
      Accounts receivable consist of balances due from sales. The Company performs periodic credit evaluations of its customers and maintains an allowance for potential credit losses based on historical experience and other information available to management. As of December 31, 2006 and September 30, 2006, the Company established an allowance of $351,640 and $365,730 respectively.

Inventories
      Inventories, which consist of raw materials, work-in-process, and finished goods, are stated at the lower of cost or market value, cost being determined using the first in, first out method. The Company records reserves for inventory shrinkage and obsolescence when considered necessary.

Property, Plant, and Equipment
      Property, plant and equipment are carried at cost. Depreciation is provided over the estimated useful lives of the assets using both the straight-line and accelerated methods. The estimated useful lives used to compute depreciation are as follows:

Buildings and improvements	10 to 30 years
Machinery and equipment	4 to 10 years
Automobiles	4 to 10 years
      The cost of maintenance and repairs is charged to expense as incurred; renewals and betterments are capitalized. When properties are retired or otherwise disposed of, the cost of such properties and the related accumulated depreciation are removed from the accounts. Any profit or loss is credited, or charged to income.

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
For the three months ended December 31, 2006 and December 31, 2005 — (Continued)
(UNAUDITED)

Software Costs
      The Company capitalizes certain costs associated with software development in accordance with Statement of Financial Accounting Standard No. 86 (FASB No. 86) “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” The Company amortizes software costs for periods of 5 to 10 years, the estimated useful life of the asset.

Goodwill and other intangible assets
      Goodwill represents the excess of costs over fair value of assets of businesses acquired. Pursuant to FASB Statement No. 142 (“FASB 142”), goodwill acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of FASB 142. The Company tests goodwill for impairment as of September 30 of each year.
      FASB 142 also requires that customer lists and intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.
      Customer lists are stated at fair value based on the discounted cash flows over the estimated life of the customer contracts and relationships. The Company used an independent appraisal firm to perform a valuation study at the time of acquisition of Middleton Pest Control, Inc. to determine the value and estimated life of customer lists purchased in order to assist management in determining an appropriate method in which to amortize the asset. The amortization life is based on historic analysis of customer relationships combined with estimates of expected future revenues from customer accounts. The Company amortizes customer lists on a straight-line basis over the expected life of the customer of 8 years.

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of
      The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the assets exceed the fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. There were no assets impaired during the three months ended December 31, 2006 and 2005.

Revenue Recognition
      Service revenues are recorded and recognized at the date of service completion. Sales revenues are recorded when products are shipped and title has passed to unaffiliated customers, and when collectibility is reasonably assured. Installation revenues are considered earned at the time the project is completed. Maintenance contracts are recorded as unearned revenues at the time of collection and are recognized as income monthly over the term of the contract. Interest and dividends earned on investments are recorded when earned.

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
For the three months ended December 31, 2006 and December 31, 2005 — (Continued)
(UNAUDITED)

Advertising Costs
      The Company expenses advertising costs as incurred.

Research and Development
      Expenditures for research and development are charged to operations as incurred.

Foreign Currency Translation
      Telecom FM Ltd. (“Telecom”), a United Kingdom corporation, is a wholly owned subsidiary of the Company that distributes and installs telecommunication devices providing fixed wireless access to network and data service providers. Telecom’s functional currency is the British pound sterling, its local currency. Accordingly, balance sheet accounts are translated at exchange rates in effect at the end of the period and income statement accounts are translated at average exchange rates for the period. Translation gains and losses are included as a separate component of stockholders’ equity as cumulative translation adjustments. Foreign currency transaction gains and losses are included in other income and expenses.

Comprehensive Income
      Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes certain changes in equity that are excluded from net income. At December 31, 2006 and September 30, 2006, accumulated other comprehensive income was comprised of cumulative foreign currency translation adjustments.

Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued statement No. 123 (“SFAS No. 123”) (revised 2004), Share-Based Payment. SFAS No. 123(R) will require the Company to recognize compensation expense for all stock-based compensation in its consolidated statements of operations. Pro forma disclosure will no longer be an alternative.
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

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
For the three months ended December 31, 2006 and December 31, 2005 — (Continued)
(UNAUDITED)
      In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that the Company quantify misstatements based on their impact on each of its financial statements and related disclosures. SAB 108 is effective as of the end of the Company’s 2007 fiscal year, allowing a one-time transitional cumulative effect adjustment to retained earnings as of October 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. The Company is currently evaluating the impact of adopting SAB 108 on its financial statements.
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
      In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which requires employers to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. The Company has determined that this standard will not have a material effect on its financial statements.
3. Acquisitions

Acquisition of Spa Creek
      On December 16, 2005 the Company, through its wholly-owned subsidiary, Middleton entered into an Asset Purchase Agreement to acquire substantially all the assets of Spa Creek for $5,500,000.
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

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
For the three months ended December 31, 2006 and December 31, 2005 — (Continued)
(UNAUDITED)

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
      The following table sets forth the allocation of the purchase price to Ron Fee tangible and intangible assets acquired and liabilities assumed as of March 31, 2006:

Goodwill	$3,348,432
Customer list	1,554,000
Accounts receivable	235,000
Inventory	91,000
Fixed assets	440,000
Accounts payable	(92,432)
Customer deposits	(22,000)
Notes payable — autos	(29,000)

Total	$5,525,000

      Subsequent to the acquisition, the former controller of Ron Fee received 10,000 shares of common stock for services rendered valued at $4.50 per share.

Acquisition of Archer
      On November 30, 2006 Middleton entered into an Asset Purchase Agreement to acquire substantially all of the assets of Archer for $3,300,000 consisting of $1,500,000 cash, $1,500,000 in the form of a subordinated promissory note and shares of the Company’s common stock valued at $300,000. In addition, the company incurred approximately $150,400 in transaction costs. The shares were issued in January, 2007.

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
For the three months ended December 31, 2006 and December 31, 2005 — (Continued)
(UNAUDITED)
      The following table sets forth the preliminary allocation of the purchase price to Archer tangible and intangible assets acquired and liabilities assumed as of November 30, 2006:

Goodwill	$2,660,622
Customer list	1,110,000
Accounts receivable	33,318
Inventory	3,500
Fixed assets	146,127
Prepaid Expenses	215,178
Deferred Revenue	(677,539)
Customer deposits	(40,806)

Total	$3,450,400

Pro-Forma Results of Operations
      The following sets forth the Company’s results of operations for the three months ended December 31, 2006 and 2005 as if the acquisitions and dispositions had taken place on October 1, 2005.

	Three Months Ended December 31,

	2006	2005

Revenues	$16,244,129	13,275,449
Net income (loss)	557,640	(358,463)
Earnings per share:
Basic	.04	(.03)
Diluted	.04	(.03)
4. Inventories
Inventories consist of the following:

	December 31,	September 30,
	2006	2006

Materials	$1,336,729	$1,430,453
Work-in-process	100,285	170,491
Finished goods	881,440	727,261

	$2,318,454	$2,328,205

      As of December 31, 2006 and September 30, 2006 the Company established inventory shrinkage and obsolescence reserves of $510,375 and $473,736 respectively.
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

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
For the three months ended December 31, 2006 and December 31, 2005 — (Continued)
(UNAUDITED)
6. Preferred Stock
      At December 31, 2006 and 2005, the Company had 8,000,000 authorized shares of preferred stock, no par value that may be issued at such terms and provisions as determined by the board of directors. None are outstanding.
7. Revolving Line of Credit
      The Company has a line of credit with a financial institution collateralized by the assets of the Company. The maximum credit limit is $20,000,000. Interest is compounded daily based upon the London Interbank Offering Rate (LIBOR) plus a variable percentage based on the leverage ratio. The interest rate at December 31, 2006 was 8.32%. The revolving line of credit has a commitment fee in the amount of .375% per annum on the average daily unused amount of the aggregate revolving committed amount. The revolver line has an extended maturity date of January 7, 2008. The balance due on the line was $8,456,477 at December 31, 2006.
      The Company, as a term of the revolving credit line, is required to maintain financial covenants. As of December 31, 2006, certain of these financial covenants had not been met, and the lender has waived such noncompliance.
8. Notes Payable
      Note payable with a financial institution for equipment purchases. The note bears interest at 5.60% per annum, payable in monthly installments of principal and interest in the amount of $5,794 through September 29, 2008. Balances at December 31, 2006 and September 30, 2006, totaled $115,926 and $131,589, respectively.
      Note payable with a financial institution for leased office build out costs. The note bears interest at 5.60% per annum, payable in monthly installments of principal and interest in the amount of $3,285 through March 29, 2011. Balances at December 31, 2006 and September 30, 2006, totaled $148,568 and $156,212, respectively.
      Notes payable with financial institutions for automobile loans. Interest rates range from 0% to 9% per annum, payable in monthly installments of principal and interest ranging in the amounts of $220 to $687, expiring in various years through 2010. Balances at December 31, 2006 and September 30, 2006, totaled $77,745 and $99,215, respectively.
      The Company has notes payable relating to the acquisitions of Pestec, Paragon, Ron Fee, and Archer. The notes bear interest at 6% per annum for Pestec, Paragon and Ron Fee and LIBOR plus 2% (7.2% at December 31, 2006) for Archer, with interest payable in semi-annual installments ranging in the amounts of $3,000 to $36,000 and principal due at maturity. The notes expire in various years through 2009. The balances at December 31, 2006 and September 30, 2006, totaled $2,975,000 and $1,475,000 respectively.
9. Stock Options
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

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
For the three months ended December 31, 2006 and December 31, 2005 — (Continued)
(UNAUDITED)
      Stock options activity for the three months ended December 31, 2006 are as follows:

	Number of	Average
	Shares	Exercise Price

Balances, beginning of period	683,336	$8.44
Granted	—
Exercised	—
Cancelled	(43,282)	$12.11

Balances, end of period	640,054	$8.23

      Stock options outstanding and exercisable at December 31, 2006 are as follows:

	Options Outstanding		Options Exercisable

Exercise		Weighted Average	Weighted Average
Price	Number Outstanding	Remaining Life	Exercise Price	Number Exercisable

$4.79	60,000	3	$4.79	60,000
$5.00	166,667	6	$5.00	83,334
$5.35	20,000	7.5	$5.35	15,000
$5.60	100,000	6.5	$5.60	58,750
$6.09	17,500	7.5	$6.09	—
$13.78	94,962	1	$13.78	94,962
$11.40	180,925	7	$11.40	45,231

	640,054			357,277

Fair Value
      On January 1, 2006, the Company adopted the provisions of SFAS No. 123(R) which requires the Company to recognize expense related to the fair value of stock-based compensation awards. The Company elected the modified prospective transition method as permitted by SFAS No. 123(R) and therefore has not restated the financial results for prior periods. Under the modified prospective method, stock-based compensation for the three months ended December 31, 2006 is based on grant date fair value estimated in accordance with the provisions of SFAS No. 123(R) and compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006, as well as for existing awards for which the requisite service has not been rendered as of the date of adoption based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). In addition, options granted to certain members of the Board of Directors as payment for Board Services recorded in accordance with SFAS No. 123(R) and the issuance of restricted stock awards and stock units are also included in stock-based compensation for the three months ended December 31, 2006.
      For the three months ended December 31, 2006, the Company recognized $216,984 compensation expense and is being reflected as selling, general and administrative expenses.
      Prior to January 1, 2006, the Company accounted for its stock-based compensation plan as permitted by SFAS No. 123(R), using the intrinsic value method prescribed in APB No. 25, and made the pro forma disclosures required by SFAS No. 148 for the three months ended December 31, 2005. All options granted under the Company’s 2004 Stock Incentive Plan and the Company’s prior stock option plan had exercise prices equal to the fair market value of the underlying Common Stock on the date of grant. Accordingly, for the three months ended December 31, 2005, stock-based compensation was recorded in accordance with APB No. 25.

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
For the three months ended December 31, 2006 and December 31, 2005 — (Continued)
(UNAUDITED)
      The following table illustrates the effect on net loss and net loss per share of Common Stock as if the Company had applied the fair value recognition provisions of SFAS No. 123(R) to stock-based compensation for the three months ended December 31, 2005:

Net loss:
As reported	$(364,543)
Add: Stock-based compensation expense, as reported	—
Deduct: Stock-based compensation expense, pro forma	(94,931)

Net loss, pro forma	(459,747)
Net loss per share, basic:
Basic, as reported	$(0.03)
Stock-based compensation expense, pro forma	$(0.01)

Net loss per share, basic, pro forma	$(0.04)
Net loss per share, diluted:
Diluted, as reported	$(0.03)
Stock-based compensation expense, pro forma	$(0.01)

Net loss per share, diluted, pro forma	$(0.04)
      As of December 31, 2006, approximately $991,690 of total unrecognized compensation costs related to non-vested stock options is expected to be recognized over a weighted average period of 2 years.
10. Segment Information
      The Company manages its business and has segregated its activities into two business segments: Installation and maintenance of telephone communication systems, and pest control, lawn and shrub care, subterranean and drywood termite control and mosquito reduction services.
      Certain financial information for each segment is provided below for the three months ended December 31:

	2006	2005

Net revenues:
Lawn and pest control services	$12,388,515	$9,456,794
Telephone communications	3,497,740	1,768,781

Total net revenues	$15,886,255	$11,225,575

Operating income (loss):
Lawn and pest control services	$979,824	$1,066,330
Telephone communications	(128,890)	(355,022)
Unallocated Company expenses	(1,981,745)	(1,690,391)

Total operating loss	$(1,130,811)	$(979,083)

11. Discontinued Operations
      On September 8, 2006, Sunair Communications, a wholly-owned subsidiary through which the Company operated its high frequency single sideband communication business, sold substantially all of its assets to a

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
For the three months ended December 31, 2006 and December 31, 2005 — (Continued)
(UNAUDITED)
related party, Sunair Holdings, LLC for $5.7 million. Of the $5.7 million, the Company received cash proceeds of $3.7 million and $2.0 million in the form of a three year subordinated promissory note issued by Sunair Holdings and made payable to Sunair Communications. The Company’s former Chief Financial Officer, who also was the former Chief Financial Officer of Sunair Communications, and the Company’s former President, who also was the former President of Sunair Communications, are also affiliates of Sunair Holdings.
      On November 20, 2006, the Company closed a transaction to sell the real estate property associated with the previously sold high frequency radio business for $2.7 million in cash and a recognized gain in the amount of $2,369,168.
      The accompanying consolidated condensed statements of operations for the three months presented have been adjusted to classify the high frequency communication business as discontinued operations. Selected statements of operations data for the Company’s discontinued operations as follows:

	2006	2005

Total net revenue	$0	$1,740,098

Pre-tax income (loss) from discontinued operations	$(186,266)	$294,919
Gain on sale of property	2,369,168
Income tax effect	(821,426)	(100,272)

Income on discontinued operations	$1,361,476	$194,647

Item 2.	Management’s Discussion And Analysis of Financial Condition and Results of Operations
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
General:
      Sunair Services Corporation (“Sunair,” the “Company,” “us,” “we” or “our”) is a Florida corporation organized in 1956. We changed our corporate name from Sunair Electronics, Inc. to Sunair Services Corporation in November of 2005. Previously, we operated through three business segments: Lawn and Pest Control Services, Telephone Communications and High Frequency Radio. As a result of our previously announced sale on September 8, 2006 of substantially all of the assets of our High Frequency Radio business, we now operate through two business segments: Lawn and Pest Control Services and Telephone Communications. The Lawn and Pest Control Services segment has become our dominant operation. Accordingly, this has resulted in a fundamental shift in the nature of our business.
The Lawn and Pest Control Services Segment:
      Our Lawn and Pest Control Services segment provides lawn and pest control services to both residential and commercial customers.
      On December 16, 2005, our wholly owned subsidiary, Middleton Pest Control, Inc. (“Middleton”), acquired substantially all of the assets of Spa Creek Services, LLC D/ B/ A Pest Environmental Services, a pest control and termite services company located in Central Florida, for approximately $5.5 million in cash. We also incurred closing costs of $233,419 for a total purchase price of $5,733,419.
      On January 9, 2006, Middleton acquired substantially all of the assets of Par Pest Control, Inc. D/ B/ A Paragon Termite & Pest Control, a pest control and termite services company located in Port St. Lucie, Florida, for approximately $1,050,000, consisting of $800,000 cash, $100,000 in the form of a subordinated promissory note, approximately $50,000 in transaction costs and 17,036 shares of our common stock valued at $100,000.
      On February 28, 2006, Middleton acquired substantially all of the assets of Pestec Pest Control, Inc., a pest control and lawn care services company located in Sarasota, Florida, for approximately $800,000, consisting of $600,000 cash, $175,000 in the form of a subordinated promissory note and $25,000 in transaction costs.
      On March 31, 2006, Middleton acquired Ron Fee, Inc., a pest control and termite services company located in Central Florida, for approximately $5.2 million, consisting of $4.0 million in cash and $1.2 million in the form of a subordinated promissory note. We also incurred closing costs of approximately $325,000 for a total purchase price of $5,525,000.

      On November 30, 2006 Middleton acquired substantially all of the assets of Archer Exterminators, Inc., a pest control services company located in Orlando, Florida, for $3.3 million, consisting of $1.5 million in cash, $1.5 million in the form of a subordinated promissory note and 73,529 shares of the Company’s common stock valued at $300,000. We also incurred approximately $150,400 of transactions costs related to this acquisition.
      On January 27, 2006, we completed the sale of our securities to investors in a private placement pursuant to purchase agreements, dated December 15, 2005, by and among us and the investors of the common stock named therein (the “Purchase Agreements”). Pursuant to the Purchase Agreements, we agreed to sell up to an aggregate of 2,857,146 shares of our common stock at a price per share of $5.25 (the “Private Placement”), with total gross proceeds (before fees and expenses) to us of approximately $15 million and net proceeds to us of approximately $13.5 million. In conjunction with the Private Placement, warrants to purchase 1,000,000 shares of common stock were issued, at an exercise price of $6.30 (subject to adjustment). The shares and warrants have anti-dilution features. As of December 31, 2006, no warrants issued as part of the Private Placement had been exercised.
      We plan to fund additional acquisitions in the Lawn and Pest Control Services segment with the proceeds from the divestiture of our High Frequency Radio segment, internally generated funds, amounts available under our revolving line of credit and funds from the expected eventual divestiture of our Telephone Communications businesses. However, we cannot assure you of the timing of such dispositions, or the amount that we will receive upon such dispositions. Further, we cannot assure you that the funds available from these sources will be sufficient to finance our acquisition strategy. We plan to continue to focus on acquisitions in the southeastern United States including Alabama, Georgia, Louisiana, Mississippi and Florida, but will consider additional “super regional” acquisitions in other geographic areas.
Telephone Communications Segment:
      Our Telephone Communications segment installs and maintains telephony and fixed wireless systems.
      As previously announced, the Telephone Communications segment was targeted for divestiture at the time we entered into the Lawn and Pest Control Services segment. Accordingly, we intend to divest ourselves of the non-core assets acquired in connection with our purchases of Percipia, Inc. and its wholly owned subsidiary Percipia Networks, Inc. (collectively, “Percipia”) and Telecom FM Ltd. (“Telecom”) as soon as practicable.
Liquidity:
      For the three months ended December 31, 2006, we had cash flow used by operations of $(1,341,705). This cash was used primarily to fund an increase in accounts receivable of approximately $1.1 million and a decrease in customer deposits of approximately $400,000.
      Cash flow from investing activities for the three months ended December 31 2006 was $828,302 which consisted primarily of cash proceeds from the sale of building and property in the amount of $2.5 million net of cash paid for the acquisition of Archer Exterminators, Inc. of $1.5 million. Costs were also incurred in the purchase of property, plant and equipment as well as software development costs.
      Cash flow provided by financing activities for the three months ended December 31, 2006 was $409,619 provided by net proceeds from the Company’s revolving line of credit.
      During the three months ended December 31, 2006, we had cash or cash equivalents more than adequate to cover known requirements. Our known requirements consist of normal operating expenses. It is anticipated that we will remain as liquid during the remainder of fiscal 2007 through cash generated from operations and our revolving line of credit.

Capital Resources:
      During the three months ended December 31, 2006, approximately $190,000 was spent for Capital Assets. These funds were primarily used for software development relating to our Telephone Communications business segment and purchases of equipment. No expenditures are contemplated for extensive maintenance in fiscal 2007.
      We have a line of credit with a financial institution collateralized by substantially all of our assets. The maximum credit limit is $20,000,000. Interest is compounded daily based upon the London Interbank Offering Rate (LIBOR) plus a variable percentage based on the leverage ratio. The interest rate at December 31, 2006 was approximately 8.3%. The revolving line of credit has a commitment fee in the amount of ..375% per annum on the average daily unused amount of the aggregate revolving committed amount. The revolver line has an extended maturity date of January 7, 2008. The balance due on the line was $8,456,477 at December 31, 2006. As a term of the revolving credit line, we are required to maintain financial covenants. As of December 31, 2006, certain of these financial covenants had not been met, and the lender has waived such noncompliance.
Results of Operations:
      During the three months ended December 31, 2006, sales from continuing operations were $15,886,255 up $4.6 million or 41.5% compared to $11,225,575 for the three months ended December 31, 2005. Of the $15,886,255 of sales $12,388,515 or 78% were attributable to the Lawn and Pest Control Services segment and $3,497,740 or 22% were attributable to the Company’s wholly owned subsidiaries Percipia and Telecom, in the Telephone Communications segment.
      Middleton’s revenue increased approximately $2.9 million or 30% to $12.4 million for the three months ended December 31, 2006 compared to $9.5 million for the three months ended December 31, 2005. This significant revenue increase in our core business is the result of completed acquisitions and internally generated growth.
      The Lawn and Pest Control Services segment expanded its gross margin to $7,826,749 or 63.2% for the three months ended December 31, 2006 compared to $5,951,179 or 62.9% for the three months ended December 31, 2005.
      Sales in the Telephone Communications segment increased to $3,497,740 in the three months ended December 31, 2006 compared to $1,768,792 for the three months ended December 31, 2005 due primarily to significantly increased sales activity from Telecom.
      Backlog for the Telephone Communications segment of $2,016,149 was approximately $400,000 higher at December 31, 2006 compared to $1,616,902 at December 31, 2005, primarily due to increased sales staff and related levels of sales activity.
      Gross margins for the Telephone Communications segment were approximately $1.2 million or 33.4% for the three months ended December 31, 2006 compared to $660,000 or 37.3% for the three months ended December 31, 2005.
      Company wide selling, general and administrative expenses relating to continuing operations decreased as a percentage of revenue to 62.2% for the three months ended December 31, 2006 compared to 63.9% for the three months ended December 31, 2005.
      Company wide other income and expenses relating to continuing operations decreased approximately $170,000 to $243,350 for the three months ended December 31, 2006 compared to $414,495 for the three months ended December 31, 2005. This decrease was mainly due to the decrease in net interest expense of approximately $190,000 to $220,549 for the three months ended December 31, 2006 compared to $414,495 for the three months ended December 31, 2005. The decrease in interest expense was mainly due to a decrease of the average outstanding related to the revolving credit line.

Discontinued Operations:
      On November 20, 2006, Sunair Communications, a wholly owned subsidiary, closed a transaction to sell real estate associated with the previously sold and discontinued High Frequency Radio business for $2.7 million in cash resulting in a realized tax effected gain of approximately $1.36 million.
      For the first three months of fiscal 2007, we had net income of $599,691 as compared to a net loss of $(364,543) for the first three months of fiscal 2006 an increase in net income of $964,234. This increase is culmination of the changes in the items discussed above.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
      Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates, a decline in the stock market and foreign currency exchange rates.
      We are exposed to certain market risks that are inherent in our financial instruments, including the impact of interest rate movements and our ability to meet financial covenants. These financial instruments arise from transactions entered into in the normal course of business. We are also subject to interest rate risk on our senior credit facility and may be subject to interest rate risk on any future financing requirements. We attempt to limit our exposure to interest rate risk in our financial instruments by managing long-term debt and our borrowings under our revolving line of credit. While we cannot predict or manage our ability to refinance existing debt or the impact interest rate movements or our ability to meet financial covenants will have on our existing debt, we continue to evaluate our financial position on an ongoing basis.
      We generally conduct business in U.S. dollars, and as a result, we have limited foreign currency exchange rate risk. However, we are exposed to foreign currency risk through our operations in the Telephone Communications business. Foreign currency risk arises from transactions denominated in a currency other than our functional currency and from foreign denominated revenue and profit translated into U.S. dollars. The primary foreign currency to which we are exposed is the British pound sterling, Telecom’s functional local currency. We do not currently use forward exchange contracts to limit potential losses in earnings or cash flows from foreign currency exchange rate movements. Our consolidated balance sheets are translated at exchange rates in effect as of the balance sheet date and income statement accounts are translated at average exchange rates for the period of the income statement. Translation gains and losses are included as a separate component of stockholders’ equity as cumulative translation adjustments. Foreign currency transaction gains and losses are included in other income and expenses. The effect of an immediate change in foreign exchange rates would not have a material impact on our financial condition or results of operations.

Item 4.	Controls and Procedures
     Evaluation of disclosure controls and procedures.
      The term “disclosure controls and procedures” refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Interim Chief Financial Officer have concluded, based on their evaluation as of December 31, 2006, that our disclosure controls and procedures are effective.
     Changes in internal control over financial reporting.
      There have been no changes in our internal control over financial reporting during the three months ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings
      On November 21, 2005, a lawsuit was filed in Franklin County, Ohio, against Percipia and its Chief Technology Officer, Hari Kesavan, claiming that Percipia interfered with employment relationships with two individuals who were employed by the plaintiff, Halcyon Solutions, Inc. The plaintiff seeks compensatory damages and punitive damages, each in excess of the presumptive jurisdictional amount of $25,000, and attorneys’ fees and costs. Percipia and Mr. Kesavan deny any improper conduct and contend that the claims asserted by the plaintiff are without merit and intend to vigorously defend against such claims. As of December 31, 2006, the lawsuit was in the early stages and its outcome could not be determined. Trial is set for commencement on or after April 30, 2007.

Item 1A.	Risk Factors
      There have been no material changes from the risk factors previously disclosed in Item 1, Risk Factors, in the Company’s Form 10-KSB for the fiscal year ended September 30, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
      On November 30, 2006, Middleton acquired substantially all of the assets of Archer Exterminators, Inc. for a purchase price of: (i) $1.5 million in cash; (ii) $1.5 million in the form of a subordinated promissory note, issued jointly by the Company and Middleton; and (iii) 73,529 shares of the Company’s common stock valued at approximately $300,000 (“Acquisition Shares”). The Acquisition Shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. Archer represented to us that it was acquiring the Acquisition Shares for its account and not with a view toward the sale or distribution thereof, and that Archer has the ability to bear the economic risk of acquiring the Acquisition Shares. The Acquisition Shares were stamped with a restrictive legend, and no rights were given to Archer to have any of the Acquisition Shares registered.

Item 3.	Defaults Upon Senior Securities
      None.

Item 4.	Submission of Matters to a Vote of Security Holders
      None.

Item 5.	Other Information
      None.

Item 6.	Exhibits

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Interim Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by Interim Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNAIR SERVICES CORPORATION

Date: February 14, 2007	/s/ John J. Hayes John J. Hayes President and Chief Executive Officer

Date: February 14, 2007	/s/ Edward M. Carriero, Jr. Edward M. Carriero, Jr. Interim Chief Financial Officer