Form 10-Q
period 2007-03-31
SUNAIR SERVICES CORP
filed 2007-05-15
CIK 95366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number I-4334
SUNAIR SERVICES CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Florida	59-0780772

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

595 South Federal Highway, Suite 500 Boca Raton, Florida	33432

(Address of Principal Executive Offices)	(Zip Code)
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
Yes ☐          No ☑
     As of May 10, 2007, the Registrant had outstanding 13,091,088 shares of common stock.

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
SUNAIR SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
AS OF MARCH 31, 2007 AND SEPTEMBER 30, 2006
(UNAUDITED)

	MARCH 31, 2007	SEPTEMBER 30, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,199,441	$1,601,110
Accounts receivable, net	6,591,988	4,919,595
Income tax receivable	328,551	352,393
Interest receivable	29,074	11,084
Inventories, net	2,604,822	2,328,205
Deferred tax asset	31,379	137,387
Prepaid and other current assets	1,648,290	1,163,508
Note receivable, current	334,986	334,986

Total Current Assets	13,768,531	10,848,268

PROPERTY, PLANT, AND EQUIPMENT, net	2,240,024	2,538,434
OTHER ASSETS:
Note receivable	2,000,000	2,000,000
Software costs, net	3,825,102	3,938,465
Customer list, net	11,524,936	11,247,099
Goodwill	55,548,004	52,818,269
Other assets	229,100	522,427

Total Other Assets	73,127,142	70,526,260

TOTAL ASSETS	$89,135,697	$83,912,962

The accompanying notes are an integral part of these financial statements.

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
AS OF MARCH 31, 2007 AND SEPTEMBER 30, 2006
(UNAUDITED)

	MARCH 31, 2007	SEPTEMBER 30, 2006
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,156,480	$2,743,523
Accrued expenses	3,948,411	2,831,162
Unearned revenues	1,334,224	589,365
Customer deposits	2,852,261	2,677,364
Capitalized leases, current portion	9,632	8,796
Notes payable, current portion	132,000	138,374

Total Current Liabilities	12,433,008	8,988,584

LONG TERM LIABILITIES:
Capitalized leases, net of current portion	14,947	20,027
Notes payable, net of current portion	3,177,553	1,723,642
Note payable -related party	5,000,000	5,000,000
Revolving line of credit	7,100,000	8,000,000
Deferred tax liability	275,318	112,226

Total Long Term Liabilities	15,567,818	14,855,895

TOTAL LIABILITIES	28,000,826	23,844,479

COMMITMENTS & CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, 8,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.10 par value, 100,000,000 shares authorized, 13,091,088 and 13,007,559 shares issued and outstanding at March 31, 2007 and September 30, 2006, respectively	1,309,109	1,300,757
Additional paid-in capital	52,126,224	51,548,768
Retained earnings	7,580,910	7,200,197
Accumulated other comprehensive gain — cumulative translation adjustment	118,628	18,761

Total Stockholders’ Equity	61,134,871	60,068,483

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$89,135,697	$83,912,962

The accompanying notes are an integral part of these financial statements.

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	FOR THE SIX	FOR THE SIX
	MONTHS ENDED	MONTHS ENDED
	MARCH 31, 2007	MARCH 31, 2006
SALES	$34,161,310	$24,279,110
COST OF SALES	14,199,809	10,005,519

GROSS PROFIT	19,961,501	14,273,591
SELLING AND ADMINISTRATIVE EXPENSES	20,923,876	15,977,846

LOSS FROM OPERATIONS	962,375	1,704,255
OTHER INCOME (EXPENSES):
Interest income	119,418	2,495
Interest expense	(675,713)	(668,445)
Gain on sale of assets	9,423	—
Other income	—	5,000

Total Other Income (Expenses)	(546,872)	(660,950)

LOSS FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	1,509,247	2,365,205
INCOME TAX BENEFIT	528,484	687,072

LOSS FROM CONTINUING OPERATIONS	980,763	1,678,133
INCOME FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX PROVISION OF $821,426 AND $221,015 IN 2007 AND 2006, RESPECTIVELY	1,361,476	515,701

NET INCOME (LOSS)	$380,713	$(1,162,432)

BASIC AND DILUTED INCOME (LOSS) PER SHARE:
CONTINUING OPERATIONS	$(0.07)	$(0.14)

DISCONTINUED OPERATIONS	$0.10	$0.04

NET INCOME (LOSS)	$0.03	$(0.10)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	13,041,634	11,646,412

DILUTED	13,041,634	11,646,412

The accompanying notes are an integral part of these financial statements.

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	FOR THE THREE	FOR THE THREE
	MONTHS ENDED	MONTHS ENDED
	MARCH 31, 2007	MARCH 31, 2006
SALES	$18,275,055	$13,053,535
COST OF SALES	7,307,796	5,391,434

GROSS PROFIT	10,967,259	7,662,101
SELLING AND ADMINISTRATIVE EXPENSES	11,042,173	8,801,166

LOSS FROM OPERATIONS	74,914	1,139,065
OTHER INCOME (EXPENSES):
Interest income	51,644	1,026
Interest expense	(387,390)	(257,270)
Loss on sale of assets	32,224	—
Other income	—	9,789

Total Other Income (Expenses)	(303,522)	(246,455)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	378,436	1,385,520
INCOME TAX BENEFIT	159,458	266,577

LOSS FROM CONTINUING OPERATIONS	218,978	1,118,943
INCOME FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX PROVISION OF $0 AND $100,272 IN 2007 AND 2006, RESPECTIVELY	—	321,054

NET LOSS	$218,978	$797,889

BASIC AND DILUTED INCOME (LOSS) PER SHARE:
CONTINUING OPERATIONS	$(0.02)	$(0.09)

DISCONTINUED OPERATIONS	$—	$0.03

NET LOSS	$(0.02)	$(0.06)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	13,066,578	12,805,558

DILUTED	13,066,578	12,805,558

The accompanying notes are an integral part of these financial statements.

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	FOR THE SIX	FOR THE SIX
	MONTHS ENDED	MONTHS ENDED
	MARCH 31, 2007	MARCH 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$380,713	$(1,162,432)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	470,443	435,919
Amortization	1,159,023	944,946
Deferred taxes	269,100	(466,057)
Bad debt reserve	5,747	303,026
Inventories reserve	77,962	29,698
Gain on sale of assets	(2,380,398)	—
Equity based compensation	240,808	123,409
Stock based compensation	45,000	—
(Increase) decrease in Assets:
Accounts receivable	(1,644,822)	(164,628)
Income tax receivable	23,842	1,781
Interest receivable	(17,990)	—
Inventories	(351,078)	120,822
Prepaid and other current assets	(393,630)	(599,275)
Other assets	393,372	(130,839)
Increase (decrease) in Liabilities:
Accounts payable and accrued expenses	2,327,681	175,458
Unearned revenue	67,321	234,631
Income taxes payable	(1,057)	—
Customer deposits	134,091	419,995

Net Cash Provided By Operating Activities	806,128	266,454

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant, and equipment	(202,470)	(250,177)
Software development costs	(162,018)	(229,692)
Cash paid for business acquisitions	(1,518,432)	(11,578,687)
Net Proceeds from disposition of property	2,531,963	—

Net Cash Provided By (Used In) Investing Activities	$649,043	$(12,058,556)

The accompanying notes are an integral part of these financial statements.

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	FOR THE SIX	FOR THE SIX
	MONTHS ENDED	MONTHS ENDED
	MARCH 31, 2007	MARCH 31, 2006
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of line of credit (net)	(900,000)	(1,500,000)
Repayment of notes payable	(34,516)	(35,384)
Payment on capital leases	(22,191)	(36,340)
Proceeds from sale of common stock, net		13,656,472

Net Cash Provided By (Used in) Financing Activities	(956,707)	12,084,748

Effect of exchange rate fluctuations on cash	99,867	(37,025)
NET INCREASE IN CASH AND CASH EQUIVALENTS	598,331	255,621
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,601,110	3,220,699

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,199,441	$3,476,320

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$—	$—

Cash paid during the period for interest	$549,113	$555,389

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued in acquisition of Archer Exterminators, Inc.	$300,000	$—

Debt incurred in acquisition of Archer Exterminatiors, Inc.	$1,500,000	$—

The accompanying notes are an integral part of these financial statements.

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
For the Six Months Ended March 31, 2007 and March 31, 2006
(UNAUDITED)
1. Basis of Consolidated Financial Statement Presentation
     The accompanying unaudited consolidated condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with the instructions to Form 10-Q and do not include all the information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s most recent audited consolidated financial statements and notes thereto included in its September 30, 2006 annual report on Form 10-KSB. Operating results for the six months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2007.
2. Significant Accounting Policies
  Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
  Accounts Receivable
     Accounts receivable consist of balances due from sales. The Company performs periodic credit evaluations of its customers and maintains an allowance for potential credit losses based on historical experience and other information available to management. As of March 31, 2007 and September 30, 2006, the Company established an allowance of $360,040 and $365,730 respectively.
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
     Customer lists are stated at fair value based on the discounted cash flows over the estimated life of the customer contracts and relationships. The Company used an independent appraisal firm to perform a valuation study at the time of acquisition of Middleton Pest Control, Inc. (“Middleton”) to determine the value and estimated life of customer lists purchased in order to assist management in determining an appropriate method in which to amortize the asset. The amortization life is based on historic analysis of customer relationships combined with estimates of expected future revenues from customer accounts. The Company amortizes customer lists on a straight-line basis over the expected life of the customer of 8 years.
  Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of
     The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the assets exceed the fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. There were no assets impaired during the six months ended March 31, 2007 and 2006.
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

  Comprehensive Income
     Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes certain changes in equity that are excluded from net income. At March 31, 2007 and September 30, 2006, accumulated other comprehensive income was comprised of cumulative foreign currency translation adjustments.
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
     In September 2006, the FASB issued SFAS 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective as of the beginning of the Company’s 2008 fiscal year. The Company is currently evaluating the impact of adopting SFAS 157 on its financial statements.
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
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure eligible financial instruments at fair value. The unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings. The decision to elect the fair value options is determined on an instrument by instrument basis, it should be applied to an entire instrument, and it is irrevocable. Assets and liabilities measured at fair value pursuant to the fair value option should be reported separately in the balance sheet from those instruments measured using another measurement attribute. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company is currently analyzing the potential impact of adoption of SFAS No. 159 to its financial statements.
3. Acquisitions
  Acquisition of Spa Creek Services, LLC D/B/A Pest Environmental Services (“Spa Creek”)
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
  Acquisition of Pestec Pest Control, Inc. (“Pestec”)
     On February 28, 2006, Middleton entered into an Asset Purchase Agreement to acquire substantially all of the assets of Pestec for approximately $800,000 consisting of $600,000 cash, $175,000 in the form of a subordinated promissory note, and $25,000 in transaction costs.
  Acquisition of Ron Fee, Inc. (“Ron Fee”)
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
  Acquisition of Archer Exterminators, Inc. (“Archer”)
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

  Pro-Forma Results of Operations
     The following sets forth the Company’s results of operations for the six months ended March 31, 2007 and 2006 as if the acquisitions and dispositions had taken place on October 1, 2005.

	Six months ended March 31,
	2007	2006
Revenues	$34,519,184	$29,116,011
Net income (loss)	338,663	(958,023)
Income (Loss) per share:
Basic	.03	(.09)
Diluted	.03	(.09)
4. Inventories
Inventories consist of the following:

	March 31,	September 30,
	2007	2006
Materials	$1,892,000	$1,430,453
Work-in-process	213,463	170,491
Finished goods	499,359	727,261

	$2,604,822	$2,328,205

     As of March 31, 2007 and September 30, 2006 the Company established inventory shrinkage and obsolescence reserves of $494,692 and $473,736 respectively.
5. Income per Common Share
     Basic earnings per share amounts are computed by dividing the net income by the weighted average number of common shares outstanding. Diluted earnings per share amounts are computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents, and stock options outstanding during the period. Potential shares of common stock and their effects on income were excluded from the diluted calculations if the effect was anti-dilutive. The Company uses the treasury stock method in calculating dilutive shares.
6. Preferred Stock
     At March 31, 2007 and 2006, the Company had 8,000,000 authorized shares of preferred stock, no par value that may be issued at such terms and provisions as determined by the board of directors. None are outstanding.
7. Revolving Line of Credit
     The Company has a credit agreement with a financial institution, which provides for a revolving line of credit collateralized by the assets of the Company. Interest is compounded daily based upon the London Interbank Offering Rate (LIBOR) plus a variable percentage based on the leverage ratio. The interest rate at March 31, 2007 was 8.32%. The revolving line of credit has a commitment fee in the amount of .375% per annum on the average daily unused amount of the aggregate revolving committed amount. The balance due on the line was $7,100,000 at March 31, 2007. The Company, as a term of the revolving credit line, is required to maintain certain financial covenants.
     On May 14, 2007, the Company amended the terms of its credit agreement to extend the maturity date to April 1, 2008 and to reduce the capacity under the revolving line of credit from $20,000,000 to $16,000,000. The amendment also modified certain financial covenants. The leverage ratio was increased and the consolidated EBITDA requirement was reduced.

8. Notes Payable
     Note payable with a financial institution for equipment purchases. The note bears interest at 5.60% per annum, payable in monthly installments of principal and interest in the amount of $5,794 through September 29, 2008. Balances at March 31, 2007 and September 30, 2006, totaled $100,035 and $131,589, respectively.
     Note payable with a financial institution for leased office build out costs. The note bears interest at 5.60% per annum, payable in monthly installments of principal and interest in the amount of $3,285 through March 29, 2011. Balances at March 31, 2007 and September 30, 2006, totaled $140,721 and $156,212, respectively.
     Notes payable with financial institutions for automobile loans. Interest rates range from 0% to 9% per annum, payable in monthly installments of principal and interest ranging in the amounts of $209 to $528, expiring in various years through 2010. Balances at March 31, 2007 and September 30, 2006, totaled $68,797 and $99,215, respectively.
     The Company has notes payable relating to the acquisitions of Pestec, Paragon, Ron Fee, and Archer. The notes bear interest at 6% per annum for Pestec, Paragon and Ron Fee, and LIBOR plus 2% (7.2% at March 31, 2007) for Archer, with interest payable in semi-annual installments ranging in the amounts of $3,000 to $36,000 and principal due at maturity. The notes expire in various years through 2009. The balances at March 31, 2007 and September 30, 2006, totaled $3,000,000 and $1,475,000 respectively.
     The company has a $5,000,000 subordinated note payable to related parties, in connection with the acquisition of Middleton. These parties include the CEO of Middleton and a Director of the Company. Interest is paid semi-annually at prime (8.25% as of March 31, 2007). The note payable is due in full on June 7, 2010.
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
     During the quarter ended March 31, 2007, 35,000 stock options were granted with an exercise price of $3.23 per share.
     Stock options activity for the six months ended March 31, 2007 are as follows:

	Number of	Average
	Shares	Exercise Price
Balances, beginning of period	640,054	$8.23
Granted	35,000	$3.32
Exercised	—	—
Cancelled	(10,000)	$5.60

Balances, end of period	665,054	$8.00

     Stock options outstanding and exercisable at March 31, 2007 are as follows:

	Options Outstanding		Options Exercisable
Exercise		Weighted Average	Weighted Average
Price	Number Outstanding	Remaining Life	Exercise Price	Number Exercisable
$3.23	35,000	8	$3.23	—
$4.79	60,000	3	$4.79	60,000
$5.00	166,667	6	$5.00	83,334
$5.35	20,000	7.5	$5.35	20,000
$5.60	90,000	6.5	$5.60	56,250
$6.09	17,500	7.5	$6.09	4,375
$13.78	94,962	1	$13.78	94,962
$11.40	180,925	7	$11.40	45,231

	665,054			364,152

  Fair Value
     On January 1, 2006, the Company adopted the provisions of SFAS No. 123(R) which requires the Company to recognize expense related to the fair value of stock-based compensation awards. The Company elected the modified prospective transition method as permitted by SFAS No. 123(R) and therefore has not restated the financial results for prior periods. Under the modified prospective method, equity-based compensation for the six months ended March 31, 2007 is based on grant date fair value estimated in accordance with the provisions of SFAS No. 123(R) and compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006, as well as for existing awards for which the requisite service has not been rendered as of the date of adoption based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). In addition, options granted to certain members of the Board of Directors as payment for Board Services recorded in accordance with SFAS No. 123(R) and the issuance of restricted stock awards and stock units are also included in equity-based compensation for the six months ended March 31, 2007.
     For the six months ended March 31, 2007, the Company recognized $240,808 of equity-based compensation expense which has been reported as selling, general and administrative expenses.
     As of March 31, 2007, approximately $1,045,439 of total unrecognized equity-based compensation costs related to non-vested stock options is expected to be recognized over a weighted average period of 2 years.
10. Segment Information
     The Company manages its business and has segregated its activities into two business segments: Installation and maintenance of telephone communication systems, and pest control, lawn and shrub care, subterranean and drywood termite control and mosquito reduction services.
     Certain financial information for each segment is provided below for the six months ended March 31:

	2007	2006
Net revenues:
Lawn and pest control services	$25,990,134	$20,375,094
Telephone communications	8,171,176	3,904,016

Total net revenues	$34,161,310	$24,279,110

Operating income (loss):
Lawn and pest control services	$2,555,707	$1,523,151
Telephone communications	(78,407)	(539,789)
Unallocated Company expenses	(3,439,675)	(2,698,092)

Total operating loss	$(962,375)	$(1,704,255)

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

     The accompanying consolidated condensed statements of operations for the six months presented have been adjusted to classify the high frequency communication business as discontinued operations. Selected statements of operations data for the Company’s discontinued operations as follows:

	2007	2006
Total net revenue	$0	$3,372,202

Pre-tax income (loss) from discontinued operations	$(186,266)	$736,716
Gain on sale of property	2,369,168
Income tax effect	(821,426)	(221,015)

Income on discontinued operations	$1,361,476	$515,701

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
     On December 16, 2005, our wholly owned subsidiary, Middleton Pest Control, Inc. (“Middleton”), acquired substantially all of the assets of Spa Creek Services, LLC D/B/A Pest Environmental Services, a pest control and termite services company located in Central Florida, for approximately $5.5 million in cash. We also incurred closing costs of $233,419 for a total purchase price of $5,733,419.
     On January 9, 2006, Middleton acquired substantially all of the assets of Par Pest Control, Inc. D/B/A Paragon Termite & Pest Control, a pest control and termite services company located in Port St. Lucie, Florida, for approximately $1,050,000, consisting of $800,000 cash, $100,000 in the form of a subordinated promissory note, approximately $50,000 in transaction costs and 17,036 shares of our common stock valued at $100,000.
     On February 28, 2006, Middleton acquired substantially all of the assets of Pestec Pest Control, Inc., a pest control and lawn care services company located in Sarasota, Florida, for approximately $800,000, consisting of $600,000 cash, $175,000 in the form of a subordinated promissory note and $25,000 in transaction costs.

     On March 31, 2006, Middleton acquired substantially all of the assets of Ron Fee, Inc., a pest control and termite services company located in Central Florida, for approximately $5.2 million, consisting of $4.0 million in cash and $1.2 million in the form of a subordinated promissory note. We also incurred closing costs of approximately $325,000 for a total purchase price of $5,525,000. Subsequent to the acquisition, the former controller of Ron Fee received 10,000 shares of our common stock for services rendered valued at $4.50 per share.
     On November 30, 2006, Middleton acquired substantially all of the assets of Archer Exterminators, Inc., a pest control services company located in Orlando, Florida, for $3.3 million, consisting of $1.5 million in cash, $1.5 million in the form of a subordinated promissory note and 73,529 shares of the Company’s common stock valued at $300,000. We also incurred closing costs of approximately $150,400 for a total purchase price of $3,450,400.
     On January 27, 2006, we completed the sale of our securities to investors in a private placement pursuant to purchase agreements, dated December 15, 2005, by and among us and the investors of the common stock named therein (the “Purchase Agreements”). Pursuant to the Purchase Agreements, we agreed to sell up to an aggregate of 2,857,146 shares of our common stock at a price per share of $5.25 (the “Private Placement”), with total gross proceeds (before fees and expenses) to us of approximately $15 million and net proceeds to us of approximately $13.5 million. In conjunction with the Private Placement, warrants to purchase 1,000,000 shares of common stock were issued, at an exercise price of $6.30 (subject to adjustment). The shares and warrants have anti-dilution features. As of March 31, 2007, no warrants issued as part of the Private Placement had been exercised.
     We plan to fund additional acquisitions in the Lawn and Pest Control Services segment with internally generated funds, amounts available under our revolving line of credit and funds from the expected eventual divestiture of our Telephone Communications businesses. However, we cannot assure you of the timing of such dispositions, or the amount that we will receive upon such dispositions. Further, we cannot assure you that the funds available from these sources will be sufficient to finance our acquisition strategy. We plan to continue to focus on acquisitions in the southeastern United States including Alabama, Georgia, Louisiana, Mississippi and Florida, but will consider additional “super regional” acquisitions in other geographic areas.
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
     Liquidity:
     For the six months ended March 31, 2007, we had cash flow provided by operations of $806,128. This cash was provided primarily by an increase in accounts payable and accrued expenses of approximately $2.4 million which was partially offset by an increase in accounts receivable of approximately $1.6 million.
     Cash flow from investing activities for the six months ended March 31, 2007 was $649,043, which consisted primarily of cash proceeds from the sale of building and property in the amount of $2.5 million net of cash paid for the acquisition of Archer Exterminators, Inc. of $1.5 million. Cash of approximately $360,000 was utilized to purchase of property, plant and equipment and fund software development costs.
     Cash used by financing activities for the six months ended March 31, 2007 was $956,707 which was primarily utilized to repay the Company’s revolving line of credit.
     During the six months ended March 31, 2007, we had cash or cash equivalents more than adequate to cover known requirements. Our known requirements consist of normal operating expenses. It is anticipated that we will remain as liquid during the remainder of fiscal 2007 through cash generated from operations and our revolving line of credit.

Capital Resources:
     During the six months ended March 31, 2007, approximately $360,000 was spent for Capital Assets. These funds were primarily used for software development relating to our Telephone Communications business segment and purchases of equipment. No expenditures are contemplated for extensive maintenance in fiscal 2007.
     The Company has a credit agreement with a financial institution, which provides for a revolving line of credit collateralized by the assets of the Company. Interest is compounded daily based upon the London Interbank Offering Rate (LIBOR) plus a variable percentage based on the leverage ratio. The interest rate at March 31, 2007 was 8.32%. The revolving line of credit has a commitment fee in the amount of .375% per annum on the average daily unused amount of the aggregate revolving committed amount. The balance due on the line was $7,100,000 at March 31, 2007. The Company, as a term of the revolving credit line, is required to maintain certain financial covenants.
     On May 14, 2007, the Company amended the terms of its credit agreement to extend the maturity date to April 1, 2008 and to reduce the capacity under the revolving line of credit from $20,000,000 to $16,000,000. The amendment also modified certain financial covenants. The leverage ratio was increased and the consolidated EBITDA requirement was reduced.
Results of Operations:
     During the six months ended March 31, 2007, sales from continuing operations were $34.2 million up approximately $9.9 million or 41% compared to $24.3 million for the six months ended March 31, 2006. Of the $34.2 million of sales, $26.0 million or 76% were attributable to the Lawn and Pest Control Services segment and $8.2 million or 24% were attributable to the Company’s wholly owned subsidiaries Percipia and Telecom FM, in the Telephone Communications segment.
     Middleton’s revenue increased approximately $5.6 million or 28% to $26 million for the six months ended March 31, 2007 compared to approximately $20.4 million for the six months ended March 31, 2006. This significant revenue increase in our core business is the result of completed acquisitions and internally generated growth.
     The Lawn and Pest Control Services segment expanded its gross margin to $9.3 million or 65% of revenue for the six months ended March 31, 2007 compared to $7.6 million or 62.5% of revenue for the six months ended March 31, 2006.
     Sales in the Telephone Communications segment increased to $8.2 million in the six months ended March 31, 2007 compared to $3.9 million for the six months ended March 31, 2006 due primarily to significantly increased sales activity from Telecom.
     The order backlog for the Telephone Communications segment of $1.39 million at March 31, 2007 was virtually the same as the $1.36 million at March 31, 2006.
     Gross margins for the Telephone Communications segment were approximately $2.9 million or 35% for the six months ended March 31, 2007 compared to $1.5 million or 38% for the six months ended March 31, 2006.
     Company wide selling, general and administrative expenses relating to continuing operations decreased as a percentage of revenue to approximately 61% for the six months ended March 31, 2007 compared to 66% for the six months ended March 31, 2006.
     Company wide other income and expenses relating to continuing operations decreased approximately $110,000 to $550,000 for the six months ended March 31, 2007 compared to approximately $660,000 for the six months ended March 31, 2006. This decrease was mainly due to the decrease in net interest expense of approximately $110,000 to $555,000 for the six months ended March 31, 2007 compared to $665,000 for the six months ended March 31, 2006. The decrease in net interest expense was mainly due to an increase in interest income on the $2 million note receivable related to the sale of the high frequency business in September 2006.
Discontinued Operations:
     On November 20, 2006, Sunair Communications, a wholly owned subsidiary, closed a transaction to sell the real estate associated with the previously sold and discontinued High Frequency Radio business for $2.7 million in cash resulting in a realized tax effected gain of approximately $1.36 million.

Net Income (Loss):
     For the first six months of fiscal 2007, we had net income of $380,713 as compared to a net loss of $(1,162,432) for the first six months of fiscal 2006 an increase in net income of approximately $1.5 million. This increase is the culmination of the items discussed above in the Results of Operations and Discontinued Operations sections.
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
     The term “disclosure controls and procedures” refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Interim Chief Financial Officer have concluded, based on their evaluation as of March 31, 2007, that our disclosure controls and procedures are effective.
Changes in internal control over financial reporting.
     There have been no changes in our internal control over financial reporting during the six months ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
     On November 21, 2005, a lawsuit was filed in Franklin County, Ohio, against Percipia and its Chief Technology Officer, Hari Kesavan, claiming that Percipia interfered with employment relationships with two individuals who were employed by the plaintiff, Halcyon Solutions, Inc. The plaintiff sought compensatory damages and punitive damages, each in excess of the presumptive jurisdictional amount of $25,000, and attorneys’ fees and costs.
     In April 2007, the parties resolved their pending litigation on mutually acceptable terms. While details of the settlement agreement, full waiver and mutual general release are confidential, there was no admission of any liability or wrongdoing by Percipia or Mr. Kesavan. Percipia agreed to make a one-time payment to the plaintiff in an amount that is not material to the Company.
Item 1A. Risk Factors
     There have been no material changes from the risk factors previously disclosed in Item 1, Risk Factors, in the Company’s Form 10-KSB for the fiscal year ended September 30, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     The Company held its Annual Meeting of Shareholders on February 7, 2007. At the meeting, the following persons were elected to serve as directors, with the votes indicated:

Director	Affirmative Votes	Withheld Votes
Joseph Burke	8,997,375	3,024,333
Joseph S. DiMartino	8,948,275	3,073,433
Mario B. Ferrari	8,936,375	3,085,333
Arnold Heggestad, Ph.D.	8,997,375	3,024,333
Steven P. Oppenheim	8,997,375	3,024,333
Richard C. Rochon	8,936,375	3,085,333
Charles P. Steinmetz	8,997,375	3,024,333
Item 5. Other Information
     On May 14, 2007, the Company amended the terms of its credit agreement to extend the maturity date to April 1, 2008 and to reduce the capacity under the revolving line of credit from $20,000,000 to $16,000,000. The amendment also modified certain financial covenants. The leverage ratio was increased and the consolidated EBITDA requirement was reduced.
Item 6. Exhibits

10.22	First Amendment to Credit Agreement, dated May 14, 2007, by and among Sunair Services Corporation, its domestic subsidiaries from time to time parties thereto, the lenders parties thereto, and Wachovia Bank, National Association, as administrative agent for the lenders.

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Interim Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Interim Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNAIR SERVICES CORPORATION
Date: May 15, 2007	/s/ JOHN J. HAYES
John J. Hayes
President and Chief Executive Officer

Date: May 15, 2007	/s/ EDWARD M. CARRIERO, JR.
Edward M. Carriero, Jr.
Interim Chief Financial Officer