Form 10-Q
period 2007-06-30
SUNAIR SERVICES CORP
filed 2007-08-14
CIK 95366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to
Commission file number I-4334
SUNAIR SERVICES CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Florida	59-0780772

(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

595 South Federal Highway, Suite 500
Boca Raton, Florida	33432

(Address of Principal Executive Offices)	(Zip Code)
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
Yes ☐ No ☑
     As of August 8, 2007, the Registrant had outstanding 13,091,088 shares of common stock.

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SUNAIR SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
AS OF JUNE 30, 2007 AND SEPTEMBER 30, 2006
(UNAUDITED)

	JUNE 30, 2007	SEPTEMBER 30, 2006

ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$2,589,970	$1,601,110
Accounts receivable, net	5,170,364	4,919,595
Income tax receivable	—	352,393
Interest receivable	55,000	11,084
Inventories, net	2,703,862	2,328,205
Deferred tax asset	—	137,387
Prepaid and other current assets	1,539,252	1,163,508
Note receivable — current	—	334,986

Total Current Assets	12,058,448	10,848,268

PROPERTY, PLANT, AND EQUIPMENT, net	2,205,401	2,538,434

OTHER ASSETS:

Deferred tax asset	45,541	—
Note receivable	2,000,000	2,000,000
Software costs, net	3,805,149	3,938,465
Customer list, net	11,532,919	11,247,099
Goodwill	56,894,723	52,818,269
Other assets	276,499	522,427

Total Other Assets	74,554,831	70,526,260

TOTAL ASSETS	$88,818,680	$83,912,962

The accompanying notes are an integral part of these financial statements

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
AS OF JUNE 30, 2007 AND SEPTEMBER 30, 2006
(UNAUDITED)

	JUNE 30, 2007	SEPTEMBER 30, 2006

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accounts payable	$3,876,440	$2,743,523
Accrued expenses	3,574,984	2,831,162
Unearned revenues	1,317,896	589,365
Customer deposits	3,209,260	2,677,364
Capitalized leases, current portion	8,336	8,796
Notes payable, current portion	422,648	138,374

Total Current Liabilities	12,409,564	8,988,584

LONG TERM LIABILITIES:

Capitalized leases, net of current portion	13,999	20,027
Notes payable, net of current portion	3,629,957	1,723,642
Note payable -related party	5,000,000	5,000,000
Revolving line of credit	7,000,000	8,000,000
Deferred tax liability	—	112,226

Total Long Term Liabilities	15,643,956	14,855,895

TOTAL LIABILITIES	28,053,520	23,844,479

COMMITMENTS & CONTINGENCIES

STOCKHOLDERS’ EQUITY:

Preferred stock, no par value, 8,000,000 shares authorized, none issued and outstanding		—
Common stock, $.10 par value, 100,000,000 shares authorized, 13,091,088 and 13,007,559 shares issued and outstanding at June 30, 2007 and September 30, 2006, respectively	1,309,109	1,300,757
Additional paid-in capital	52,371,800	51,548,768
Retained earnings	6,915,152	7,200,197
Accumulated other comprehensive gain — cumulative translation adjustment	169,099	18,761

Total Stockholders’ Equity	60,765,160	60,068,483

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$88,818,680	$83,912,962

The accompanying notes are an integral part of these financial statements

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

	FOR THE NINE	FOR THE NINE
	MONTHS ENDED	MONTHS ENDED
	JUNE 30, 2007	JUNE 30, 2006
SALES	$49,306,413	$36,074,674

COST OF SALES	19,594,822	13,853,832

GROSS PROFIT	29,711,591	22,220,842

SELLING AND ADMINISTRATIVE EXPENSES	30,390,898	24,825,017

LOSS FROM OPERATIONS	(679,307)	(2,604,175)

OTHER INCOME (EXPENSES):
Interest income	166,583	4,086
Interest expense	(949,391)	(978,948)
Gain on disposal of assets	10,513	—
Other income	—	47,946

Total Other Income (Expenses)	(772,295)	(926,916)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(1,451,602)	(3,531,091)

INCOME TAX BENEFIT	445,205	1,580,456

LOSS FROM CONTINUING OPERATIONS	(1,006,397)	(1,950,635)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX (PROVISION) FOR OR BENEFIT OF $372,759 AND $(174,244) IN 2007 AND 2006, RESPECTIVELY	(640,133)	304,627

GAIN ON THE DISPOSAL OF ASSETS FROM DISCONTINUED OPERATIONS, NET OF
INCOME TAX PROVISION OF $821,426	1,361,476	—

NET LOSS	$(285,054)	$(1,646,008)

BASIC AND DILUTED INCOME (LOSS) PER SHARE:
CONTINUING OPERATIONS	$(0.08)	$(0.16)

DISCONTINUED OPERATIONS	$0.06	$0.02

NET LOSS	$(0.02)	$(0.14)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	13,058,119	12,117,794

DILUTED	13,058,119	12,117,794

The accompanying notes are an integral part of these financial statements

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

	FOR THE THREE	FOR THE THREE
	MONTHS ENDED	MONTHS ENDED
	JUNE 30, 2007	JUNE 30, 2006
SALES	$17,440,730	$13,810,527

COST OF SALES	7,055,732	5,378,652

GROSS PROFIT	10,384,998	8,431,875

SELLING AND ADMINISTRATIVE EXPENSES	10,408,742	9,298,279

LOSS FROM OPERATIONS	(23,744)	(866,404)

OTHER INCOME (EXPENSES):
Interest income	47,165	1,762
Interest expense	(273,683)	(310,503)
Other income	—	47,946

Total Other Income (Expenses)	(226,518)	(260,795)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(250,262)	(1,127,199)

INCOME TAX (PROVISION) BENEFIT	(83,279)	828,857

LOSS FROM CONTINUING OPERATIONS	(333,541)	(298,342)

LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX BENEFIT OF $372,579 AND $111,298 IN 2007 AND 2006, RESPECTIVELY	(332,226)	(185,234)

NET LOSS	$(665,767)	$(483,576)

BASIC AND DILUTED LOSS PER SHARE:
CONTINUING OPERATIONS	$(0.03)	$(0.02)

DISCONTINUED OPERATIONS	$(0.02)	$(0.01)

NET LOSS	$(0.05)	$(0.03)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	13,091,088	13,060,559

DILUTED	13,091,088	13,060,559

The accompanying notes are an integral part of these financial statements

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

	FOR THE NINE	FOR THE NINE
	MONTHS ENDED	MONTHS ENDED
	JUNE 30, 2007	JUNE 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(285,054)	$(1,646,008)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	691,590	659,483
Amortization	1,754,442	1,509,594
Deferred taxes	(20,380)	(1,127,702)
Bad debt reserve	(80,753)	137,992
Inventories reserve	137,962	29,698
Gain on disposal of assets	(2,193,415)	—
Equity based compensation	486,385	486,217
Stock based compensation	45,000	—
(Increase) decrease in Assets:
Accounts receivable	(16,097)	292,550
Income tax receivable	352,393	—
Interest receivable	(43,916)	10,250
Inventories	(499,982)	(625,800)
Prepaid and other current assets	(297,219)	(1,245,231)
Other assets	358,601	(41,954)
Increase (decrease) in Liabilities:
Accounts payable and accrued expenses	1,472,791	(839,627)
Unearned revenue	76,505	367,775
Leases payable	(1,462)	—
Income taxes payable	(1,195)	—
Customer deposits	491,090	648,214

Net Cash Provided By (Used In) Operating Activities	2,427,286	(1,384,549)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant, and equipment	(296,563)	(441,929)
Software development costs	(281,388)	(436,892)
Cash paid for business acquisitions	(2,598,432)	(11,695,506)
Net Proceeds from disposition of property	2,344,980	—

Net Cash Used In Investing Activities	$(831,403)	$(12,574,327)

The accompanying notes are an integral part of these financial statements

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

	FOR THE NINE	FOR THE NINE
	MONTHS	MONTHS
	ENDED	ENDED
	JUNE 30, 2007	JUNE 30, 2006
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of line of credit (net)	(1,000,000)	(1,500,000)
Repayment of notes payable	(70,156)	(96,930)
Payment on capital leases	(22,191)	(37,589)
Proceeds from note receivable	334,986	—
Proceeds from sale of common stock, net	—	13,655,672

Net Cash Provided By (Used In) Financing Activities	(757,361)	12,021,153

Effect of exchange rate fluctuations on cash	150,338	39,303

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	988,860	(1,898,420)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,601,110	3,220,699

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,589,970	$1,322,279

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$—	$—

Cash paid during the period for interest	$1,071,750	$978,948

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued in acquisitions	$300,000	$100,000

Debt incurred in acquisitions	$2,235,000	$1,475,000

The accompanying notes are an integral part of these financial statements

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
For the Nine Months Ended June 30, 2007 and June 30, 2006
(UNAUDITED)
1. Basis of Consolidated Financial Statement Presentation
          The accompanying unaudited consolidated condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with the instructions to Form 10-Q and do not include all the information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s most recent audited consolidated financial statements and notes thereto included in its September 30, 2006 annual report on Form 10-KSB. Operating results for the nine months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2007.
2. Significant Accounting Policies
Use of Estimates
          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Accounts Receivable
          Accounts receivable consist of balances due from sales. The Company performs periodic credit evaluations of its customers and maintains an allowance for potential credit losses based on historical experience and other information available to management. As of June 30, 2007 and September 30, 2006, the Company established an allowance of $278,714 and $365,730, respectively.
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
Software Costs
          The Company capitalizes certain costs associated with software development in accordance with Statement of Financial Accounting Standard No. 86 (“FASB No. 86”) “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” The Company amortizes software costs for periods of 5 to 10 years, the estimated useful life of the asset.

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
Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of
     The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the assets exceed the fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. There were no assets impaired during the nine months ended June 30, 2007 and 2006.
Reclassifications
     Certain reclassifications of amounts previously reported have been made to the accompanying consolidated condensed financial statements in order to maintain consistency and comparability between periods presented.
     In September 2006 the Company sold substantially all the assets of its high frequency radio business. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the results of these operations have been reclassified from continuing to discontinued operations for all periods presented in the accompanying Consolidated Condensed Statements of Operations as well as Note 11 of the Notes to the Consolidated Condensed Financial Statements.
     In August 2007 the company sold all the outstanding stock of Percipia, Inc., a wholly owned subsidiary in the Telephone Communications business segment. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the results of these operations have been reclassified from continuing to discontinued operations for all periods presented in the accompanying Consolidated Condensed Statements of Operations as well as Note 11 of the Notes to the Consolidated Condensed Financial Statements.
     In November 2006 the Company sold real estate property associated with the previously sold high frequency radio business. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the sale of this real estate property has been reclassified from continuing operations to gain on disposal of assets from discontinued operations in the accompanying Consolidated Condensed Statement of Operations for the nine months ended June 30, 2007 as well as Note 11 of the Notes to the Consolidated Condensed Financial Statements.
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
Foreign Currency Translation
     Telecom FM Ltd. (“Telecom FM”), a United Kingdom corporation, is a wholly owned subsidiary of the Company that distributes and installs telecommunication devices providing fixed wireless access to network and data service providers. Telecom FM’s functional currency is the British pound sterling, its local currency. Accordingly, balance sheet accounts are translated at exchange rates in effect at the end of the period and income statement accounts are translated at average exchange rates for the period. Translation gains and losses are included as a separate component of stockholders’ equity as cumulative translation adjustments. Foreign currency transaction gains and losses are included in other income and expenses.
Comprehensive Income
     Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes certain changes in equity that are excluded from net income. At June 30, 2007 and September 30, 2006, accumulated other comprehensive income was comprised of cumulative foreign currency translation adjustments.
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
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective as of the beginning of the Company’s 2008 fiscal year. The Company is currently evaluating the impact of adopting SFAS 157 on its financial statements.
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
     The following table sets forth the allocation of the purchase price to Spa Creek tangible and intangible assets acquired and liabilities assumed as of December 16, 2005:

Good will	$5,732,933
Customer list	262,000
Accounts Receivable	132,929
Inventory	66,475
Fixed assets	30,000
Customer deposits	(279,917)
Accrued expenses	(211,001)

Total	$5,733,419

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
     The following table sets forth the allocation of the purchase price to Ron Fee tangible and intangible assets acquired and liabilities assumed as of March 31, 2006:

Good will	$3,348,432
Customer list	1,554,000
Accounts receivable	235,000
Inventory	91,000
Fixed assets	440,000
Accounts payable	(92,432)
Customer deposits	(22,000)
Notes payable—autos	(29,000)

Total	$5,525,000

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

     The following table sets forth the allocation of the purchase price to Archer tangible and intangible assets acquired and liabilities assumed as of November 30, 2006:

Good will	$2,660,622
Customer list	1,110,000
Accounts receivable	33,318
Inventory	3,500
Fixed assets	146,127
Prepaid Expenses	215,178
Deferred Revenue	(677,539)
Customer deposits	(40,806)

Total	$3,450,400

Pro-Forma Results of Operations
     The following sets forth the Company’s results of operations for the nine months ended June 30, 2007 and 2006 as if the acquisitions and dispositions had taken place on October 1, 2005.

	Nine months ended June 30,
	2007	2006
Revenues	$50,795,203	$44,721,631
Net income (loss)	(201,393)	(771,450)
Net income (loss) per share:
Basic	(.02)	(.06)
Diluted	(.02)	(.06)
4. Inventories
Inventories consist of the following:

	June 30,	September 30,
	2007	2006
Materials	$1,875,846	$1,430,453
Work-in-process	188,364	170,491
Finished goods	639,652	727,261

	$2,703,862	$2,328,205

     As of June 30, 2007 and September 30, 2006 the Company established inventory shrinkage and obsolescence reserves of $591,421 and $473,736, respectively.
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
6. Preferred Stock
     At June 30, 2007 and 2006, the Company had 8,000,000 authorized shares of preferred stock, no par value that may be issued at such terms and provisions as determined by the board of directors. None are outstanding.
7. Revolving Line of Credit
     The Company has a line of credit with a financial institution collateralized by the assets of the Company. The maximum credit limit is $16,000,000. Interest is compounded daily based upon the London Interbank Offering Rate (LIBOR) plus a variable percentage based on the leverage ratio. The interest rate at June 30, 2007 was 8.07%. The revolving line of credit has a commitment fee in the amount of .375% per annum on the average daily unused amount of the aggregate revolving committed amount. As a term of the revolving credit line, the Company is required to maintain certain financial covenants. The revolver line has a maturity date of October 1, 2008. The balance due on the line was $7,000,000 at June 30, 2007.
8. Notes Payable
     Note payable with a financial institution for equipment purchases. The note bears interest at 5.60% per annum, payable in monthly installments of principal and interest in the amount of $5,794 through September 29, 2008. Balances at June 30, 2007 and September 30, 2006, totaled $83,846 and $131,589, respectively.
     Note payable with a financial institution for leased office build out costs. The note bears interest at 5.60% per annum, payable in monthly installments of principal and interest in the amount of $3,285 through March 29, 2011. Balances at June 30, 2007 and September 30, 2006, totaled $132,843 and $156,212, respectively.
     Notes payable with financial institutions for automobile loans. Interest rates range from 0% to 9% per annum, payable in monthly installments of principal and interest ranging in the amounts of $209 to $528, expiring in various years through 2010. Balances at June 30, 2007 and September 30, 2006, totaled $100,916 and $99,215, respectively.
     The Company has notes payable relating to the acquisitions of Pestec, Paragon, Ron Fee, Archer, Florida Exterminating, and Summer Rain. The notes bear interest at 6% per annum for Pestec, Paragon and Ron Fee, LIBOR plus 2% (7.32% at June 31, 2007) for Archer, 7% for Florida Exterminating and 7% for Summer Rain, with interest payable in semi-annual installments ranging in the amounts of $3,000 to $36,000 and principal due at maturity. The notes expire in various years through 2009. The balances at June 30, 2007 and September 30, 2006, totaled $3,735,000 and $1,475,000 respectively.
     The Company has a $5,000,000 subordinated note payable to related parties, in connection with the acquisition of Middleton. These parties include the CEO of Middleton and a Director of the Company. Interest is paid semi-annually at prime (8.25% as of June 30, 2007). The note payable is due in full on June 7, 2010.
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
     During the quarter ended June 30, 2007, no stock options were granted.
     Stock options activity for the nine months ended June 30, 2007 are as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price
Balances, beginning of period	665,054	$8.00
Granted	—	—
Exercised	—	—
Cancelled	(20,000)	$4.79

Balances, end of period	645,054	$8.10

Stock options outstanding and exercisable at June 30, 2007 are as follows:

	Options Outstanding		Options Exercisable
Exercise		Weighted Average	Weighted Average
Price	Number Outstanding	Remaining Life	Exercise Price	Number Exercisable
$ 3.23	35,000	8	$3.23	8,750
$4.79	40,000	3	$4.79	40,000
$5.00	166,667	6	$5.00	83,334
$5.35	20,000	7.5	$5.35	20,000
$5.60	90,000	6.5	$5.60	56,250
$6.09	17,500	7.5	$6.09	4,375
$13.78	94,962	1	$13.78	94,962
$11.40	180,925	7	$11.40	90,463

	645,054			398,134

Fair Value
     On January 1, 2006, the Company adopted the provisions of SFAS No. 123(R) which requires the Company to recognize expense related to the fair value of stock-based compensation awards. The Company elected the modified prospective transition method as permitted by SFAS No. 123(R) and therefore has not restated the financial results for prior periods. Under the modified prospective method, equity-based compensation for the nine months ended June 30, 2007 is based on grant date fair value estimated in accordance with the provisions of SFAS No. 123(R) and compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006, as well as for existing awards for which the requisite service has not been rendered as of the date of adoption based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). In addition, options granted to certain members of the Board of Directors as payment for board services recorded in accordance with SFAS No. 123(R) are also included in equity-based compensation for the nine months ended June 30, 2007.
     For the nine months ended June 30, 2007, the Company recognized $486,385 equity-based compensation expense and is being reflected as selling, general and administrative expenses.
     As of June 30, 2007, approximately $799,862 of total unrecognized equity-based compensation costs related to non-vested stock options is expected to be recognized over a weighted average period of approximately 2 years.
10. Segment Information
     The Company manages its business and has segregated its activities into two business segments: Installation and maintenance of telephone communication systems, and pest control, lawn and shrub care, subterranean and drywood termite control and mosquito reduction services.
     Certain financial information for each segment is provided below for the nine months ended June 30:

	2007	2006
Net revenues:
Lawn and pest control services	$39,186,678	$33,157,360
Telephone communications	10,119,735	2,917,314

Total net revenues	$49,306,413	$36,074,674

Operating income (loss):
Lawn and pest control services	$3,469,340	$2,427,224
Telephone communications	658,758	(813,489)
Unallocated Company expenses	(4,807,405)	(4,217,910)

Total operating loss	$(679,307)	$(2,604,175)

11. Discontinued Operations
     On September 8, 2006, Sunair Communications, Inc., a wholly-owned subsidiary through which the Company operated its high frequency single sideband communication business, sold substantially all of its assets to a related party, Sunair Holdings, LLC for $5.7 million. Of the $5.7 million, the Company received cash proceeds of $3.7 million and $2.0 million in the form of a three year subordinated promissory note issued by Sunair Holdings and made payable to Sunair Communications. The Company’s former Chief Financial Officer, who also was the former Chief Financial Officer of Sunair Communications, and the Company’s former President, who also was the former President of Sunair Communications, are also affiliates of Sunair Holdings.
     On November 20, 2006, the Company closed a transaction to sell the real estate property associated with the previously sold high frequency radio business for $2.7 million in cash and a recognized gain in the amount of $2,182,902.
     On August 1, 2007, the Company sold all the outstanding shares of Percipia, Inc., a wholly-owned subsidiary, in the Company’s Telephone Communications segment for approximately $4.0 million in cash, subject to a post-closing adjustment.
     The accompanying consolidated condensed statements of operations for the nine month periods presented have been adjusted to reclassify: 1) the high frequency communication business and the part of the telephone communications business related to Percipia, Inc. from continuing operations to discontinued operations and 2) the gain on the sale of real estate property associated with the previously sold high frequency radio business from continuing operations to gain on sale of assets from discontinued operations.
     Selected statements of operations data for the Company’s discontinued operations as follows:

	2007	2006
High Frequency Radio	$—	$463,047
Percipia, Inc.	(1,012,892)	15,824

Pre-tax income (loss) from discontinued operations	(1,012,892)	478,871

Income tax (Provision) Benefit	372,759	(174,244)

Income (Loss) from discontinued operations, net of income tax effect	(640,133)	304,627

Gain on sale of assets from discontinued operations	2,182,902	—

Income tax Provision	(821,426)	—

Gain on sale of assets from discontinued operations net of income tax effect	1,361,476	—

12. Subsequent Event
     On August 1, 2007 the Company completed the sale of its wholly owned telephone communications subsidiary, Percipia, Inc. in accordance with a Share Purchase Agreement dated as of July 12, 2007. Pursuant to the Share Purchase Agreement the Company sold all of the issued and outstanding shares of Percipia, Inc. for approximately $4.0 million in cash subject to a post closing adjustment.

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
Overview:
     Sunair Services Corporation (“Sunair,” the “Company,” “us,” “we” or “our”) is a Florida corporation organized in 1956. We changed our corporate name from Sunair Electronics, Inc. to Sunair Services Corporation in November of 2005. Previously, we operated through two business segments: Telephone Communications and High Frequency Radio. In June 2005 with the acquisition of Middleton Pest Control, Inc. (“Middleton”) we embarked on a new strategy to become a leading regional provider of lawn and pest control services focusing mainly on residential customers.
     In order to execute our strategy we shifted our focus to the Lawn and Pest Control Services business segment, which resulted in a series of acquisitions and divestitures planned to enable us to shed our legacy businesses (Telephone Communications and High Frequency Radio) and grow our core business, lawn and pest control.
     To date the acquisitions and divestitures have been as follows:
     Acquisitions:
•	June 2005 we acquired the issued and outstanding stock of Middleton Pest Control, Inc., our platform company, a leading provider of lawn and pest control services in Florida.

•	July 2005 we acquired substantially all the assets of Four Seasons Lawn and Pest Control, Inc.

•	December 2005 we acquired substantially all the assets of Spa Creek Services, LLC, D/B/A Pest Environmental Services, Inc.

•	January 2006 we acquired substantially all the assets of Par Pest Control, Inc.

•	February 2006 we acquired substantially all the assets of Pestec Pest Control, Inc.

•	March 2006 we acquired substantially all the assets of Ron Fee, Inc.

•	December 2006 we acquired substantially all the assets of Archer Exterminators, Inc.

•	April 2007 we acquired substantially all the assets of David Burke, Inc., D/B/A Florida Exterminating

•	May 2007 we acquired substantially all the assets of Summer Rain Fertilization Company
     Dispositions:
•	September 2006 we sold substantially all the assets of Sunair Electronics, Inc. our high frequency radio business

•	November 2006 we sold real estate associated with the previously sold high frequency radio business

•	August 1, 2007 we sold all the issued and outstanding stock of Percipia, Inc., a wholly owned subsidiary operating in our Telephone Communications business segment

     The divestiture of Percipia represents a key transaction for us. With the sale of this subsidiary, we continue to execute our strategy of divesting our non-core assets while growing our core Lawn and Pest Control Services business via acquisitions and internally generated growth. The proceeds from this divestiture will be redeployed for future targeted acquisitions related to the growth of our core Lawn and Pest Control Services business.
     We plan to fund additional acquisitions in the Lawn and Pest Control Services segment with internally generated funds, amounts available under our revolving line of credit and funds from the expected eventual divestiture of the remaining portion of our Telephone Communications business. However, we cannot assure you of the timing of such disposition, or the amount that we will receive upon such disposition. Further, we cannot assure you that the funds available from these sources will be sufficient to finance our acquisition strategy. We plan to continue to focus on acquisitions in the southeastern United States including Alabama, Georgia, Louisiana, Mississippi and Florida, but will consider additional acquisitions in other geographic regions.
Results of Operations:
     Continuing Operations:
     Revenues:
     Our company wide revenues for the three months ended June 30, 2007 of $17.4 million was up $3.6 million or 26.3% from revenues of $13.8 million for the three months ended June 30, 2006. Our company wide revenues for the nine months ended June 30, 2007 of $49.3 million was up $13.3 million or 36.7% from revenues of $36.0 million for the nine months ended June 30, 2006. Of the $49.3 million of sales, $39.2 million or 79.5% were attributable to the Lawn and Pest Control Services segment and $10.1 million or 20.5% were attributable to the Company’s wholly owned subsidiary Telecom FM, operating in the Telephone Communications business segment.
     Middleton’s revenues for the three months ended June 30, 2007 were up $400,000 or 3.2% to $13.2 million compared to $12.8 million for the three months ended June 30, 2006. Revenues for the nine months ended June 30, 2007 were up $6.0 million or 18.1% to $39.2 million compared to $33.2 million for the nine months ended June 30, 2006.
     The increase in revenues at Middleton for the three months ended June 30, 2007 fell below our expectations primarily due to a decrease in new business lead flow. We have addressed this issue by making significant investments in both our sales management team and additions to our sales force. Additionally, we are in the process of a developing and launching a new marketing campaign.
     Telecom FM’s revenues for the three months ended June 30, 2007 were up $3.2 million to $4.2 million compared to $1.0 million for the three months ended June 30, 2006. Revenues for the nine months ended June 30, 2007 were up $7.2 million to $10.1 million compared to $2.9 million for the nine months ended June 30, 2006.
     The significant increase in revenues at Telecom FM for both the three months and nine months ended June 30, 2007 were due to a series of large orders received and fulfilled during the last two quarters. It is expected that this pace will slow significantly in the next quarter due to the normal business downturn experienced during summer vacation season in Europe.
     Gross Margins:
     Our company wide gross margin for the three months ended June 30, 2007 of $10.4 million or 59.5% of revenue was up $1.9 million from $8.4 million or 61.0% for the three months ended June 30, 2006. Our company wide gross margin for the nine months ended June 30, 2007 of $29.7 million or 60.3% of revenues was up $7.5 million from $22.2 million for the nine months ended June 30, 2006.
     Middleton’s contribution to gross margin for the three months ended June 30, 2007 was $8.2 million up $300,000 from $7.9 million for the three months ended June 30, 2006. Middleton’s gross margin for the three months ended June 30, 2007 as a percentage of revenue increased to 62.0% from 61.6% for the three months ended June 30, 2006. Middleton’s contribution to gross margin for the nine months ended June 30, 2007 was $24.8 million up $4.2 million from $20.6 million for the nine months ended June 30, 2006. Middleton’s gross margin for the nine months ended June 30, 2007 as a percentage of revenue increased to 63.4% from 62.2% for the three months ended June 30, 2006. The gross margin growth for the three months ended June 30, 2007 fell short of our expectations due to shortfall in projected revenue which is addressed in the revenue section above.
     Telecom FM’s contribution to gross margin for the three months ended June 30, 2007 was $2.2 million up $1.6 million from $600,000 for the three months ended June 30, 2006. Telecom FM’s gross margin for the three months ended June 30, 2007 as a percentage of revenue decreased to 52.0% from 54.6% for the three months ended June 30, 2006. The significant increase in the gross margin for both the three months ended and nine months ended June 30, 2007 were a result of the significant increases in the related revenue growth.
     Selling, General and Administrative Expenses (“SG&A”):
     Our company wide SG&A expenses for the three months ended June 30, 2007 were $10.4 million or 59.6% of revenue compared to $9.3 million or 67.3% of revenues for the three months ended June 30, 2006. Our company wide SG&A expenses for the nine months ended June 30, 2007 were $30.4 million or 61.6% of revenue compared to $24.8 million or 68.8% of revenues for the nine months ended June 30, 2006.
     Middleton’s SG&A expenses for the three months ended June 30, 2007 were $7.3 million or 55.0% of revenue compared to $7.0 million or 54.6% of revenues for the three months ended June 30, 2006. Middleton’s SG&A expenses for the nine months ended June 30, 2007 were $21.4 million or 54.6% of revenue compared to $18.2 million or 54.8% of revenues for the nine months ended June 30, 2006. During the three months ended and nine months ended June 30, 2007 there were significant expenditures made with regard to our Sarbanes Oxley implementation efforts. Additionally, as previously mentioned during the three months ended June 30, 2007 we have made significant expenditures related to the expansion of our sales force including recruiting and training. In the future we expect these expenditures to decrease and be ongoing.
     Telecom FM’s SG&A expenses for the three months ended June 30, 2007 were $1.8 million or 41.8% of revenue compared to $800,000 or 78.0% of revenues for the three months ended June 30, 2006. Telecom FM’s SG&A expenses for the nine months ended June 30, 2007 were $4.2 million or 41.6% of revenue compared to $2.4 million or 54.8% of revenues for the nine months ended June 30, 2006. The SG&A expenses were leveraged significantly due to the significant increase in sales volume despite having to significantly ramp up the operation in order to fulfill the large volume of orders received.
     Unallocated holding company expenses incurred by Sunair Services Corporation which are included in company wide SG&A were $1.4 million for the three months ended June 30, 2007 compared to $1.5 million for the three months ended June 30, 2006. Unallocated holding company expenses for the nine months ended June 30, 2007 were $4.8 million for the nine months ended June 30, 2007 compared to $4.2 million for the nine months ended June 30, 2006. The increase is primarily due to an increase in amortization of intangible assets of $200,000 together with increases in insurance costs and non-cash stock option expense totaling $100,000.
     Interest Expense (net):
     Our net interest expense for the three months ended June 30, 2007 was $227,000 compared to $308,000 for the nine months ended June 30, 2006. Our net interest expense for the nine months ended June 30, 2007 was $785,000 compared to $975,000 for the nine months ended June 30, 2006. The decrease in net interest expense for both the three months ended and nine months ended June 30, 2007 was primarily due to an increase in interest income earned from the $2.0 million note receivable related to the sale of the high frequency radio business in September 2006 and the decrease in the outstanding balance on our revolving line of credit.
Discontinued Operations:
     On September 8, 2006, we sold substantially all the assets of Sunair Electronics, Inc. which operated our high frequency radio business to a related party, Sunair Holdings, LLC for $5.7 million. Of the $5.7 million, we received cash proceeds of $3.7 million and $2.0 million in the form of a three year subordinated promissory note. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the results of operations for Sunair Electronics, Inc. have been reclassified from continuing to discontinued operations in the accompanying Consolidated Condensed Statements of Operations for the nine months ended June 30, 2006.
     On November 20, 2006, we closed a transaction to sell the real estate property associated with the previously sold high frequency radio business for $2.7 million in cash and a recognized gain in the amount of $2,182,902. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the sale of this real estate property has been reclassified from continuing operations to gain on disposal of assets from discontinued operations in the accompanying Consolidated Condensed Statement of Operations for the nine months ended June 30, 2007.

     On August 1, 2007, we sold all the outstanding shares of Percipia, Inc., a wholly-owned subsidiary, in our Telephone Communications segment for approximately $4.0 million in cash, subject to a post-closing adjustment. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the results of operations for Percipia have been reclassified from continuing to discontinued operations for all periods presented in the accompanying Consolidated Condensed Statements of Operations.
     Selected statements of operations data for our discontinued operations are as follows:

	2007	2006
High Frequency Radio	$—	$463,047
Percipia, Inc.	(1,012,892)	15,824

Pre-tax income (loss) from discontinued operations	(1,012,892)	478,871

Income tax (Provision) Benefit	372,759	(174,244)

Income (Loss) from discontinued operations, net of income tax effect	(640,133)	304,627

Gain on sale of assets from discontinued operations	2,182,902	—

Income tax Provision	(821,426)	—

Gain on sale of assets from discontinued operations net of income tax effect	$1,361,476	$—

Net Income:
     Our company wide net loss for the three months ended June 30, 2007 was $665,767 compared to $483,576 for the three months ended June 30, 2006. Our company wide net loss for the nine months ended June 30, 2007 was $285,054 compared to $1.6 million for the nine months ended June 30, 2006.
     The decrease in the company wide net loss for the nine months ended June 30, 2007 of $1.3 million was due to the following: 1) a decrease in the loss from continuing operations of $900,000 to $1.0 million for the nine months ended June 30, 2007 compared to $1.9 million for the nine months ended June 30, 2006, 2) a change in the results of discontinued operations of $900,000 to a loss from discontinued operations of $(600,000) for the nine months ended June 30, 2007 as compared to income from discontinued operations of $300,000 for the nine months ended June 30, 2006, and 3) a gain on the sale of assets from discontinued operations of $1.3 million for the nine months ended June 30, 2007.
Liquidity:
     For the nine months ended June 30, 2007, we had cash flow provided by operating activities of approximately $2.2 million. This cash was provided primarily by an increase in accounts payable and accrued expenses of approximately $1.5 million and an increase in customer deposits of approximately $500,000.
     Cash flow utilized by investing activities for the nine months ended June 30, 2007 was approximately $700,000, which consisted of $2.6 million paid for the acquisitions of lawn and pest control businesses, $2.3 million of net proceeds received for the disposition of property and approximately $600,000 utilized to purchase property, plant and equipment and fund software development costs.
     Cash used by financing activities for the nine months ended June 30, 2007 was approximately $800,000 of which $1.0 million was utilized to repay our revolving line of credit, approximately $100,000 utilized to repay other debt and approximately $300,000 proceeds received for repayment of a note receivable.
     On August 1, 2007, we sold all the outstanding shares of Percipia, Inc., a wholly-owned subsidiary, in our Telephone Communications segment for approximately $4.0 million in cash, subject to a post-closing adjustment. Approximately $3.25 million of these proceeds were utilized to pay down the revolving line of credit thereby providing additional availability of funds for future targeted acquisitions.

     During the nine months ended June 30, 2007, we had cash or cash equivalents more than adequate to cover known requirements. Our known requirements consist of normal operating expenses. It is anticipated that we will remain as liquid during the remainder of fiscal 2007 through cash generated from operations and our revolving line of credit.
Capital Resources:
     On January 27, 2006, we completed the sale of our securities to investors in a private placement pursuant to purchase agreements, dated December 15, 2005, by and among us and the investors of the common stock named therein (the “Purchase Agreements”). Pursuant to the Purchase Agreements, we agreed to sell up to an aggregate of 2,857,146 shares of our common stock at a price per share of $5.25 (the “Private Placement”), with total gross proceeds (before fees and expenses) to us of approximately $15 million and net proceeds to us of approximately $13.5 million. In conjunction with the Private Placement, warrants to purchase 1,000,000 shares of common stock were issued, at an exercise price of $6.30 (subject to adjustment). The shares and warrants have anti-dilution features. As of June 30, 2007, no warrants issued as part of the Private Placement had been exercised.
     We have a credit agreement with a financial institution, which provides for a revolving line of credit collateralized by our assets. Interest is compounded daily based upon the London Interbank Offering Rate (LIBOR) plus a variable percentage based on the leverage ratio. The interest rate at June 30, 2007 was 8.07%. The revolving line of credit has a commitment fee in the amount of .375% per annum on the average daily unused amount of the aggregate revolving committed amount. The balance due on the line was $7.0 million at June 30, 2007. As a term of the revolving credit line, we are required to maintain certain financial covenants.
     On May 14, 2007, we amended the terms of our credit agreement to extend the maturity date to April 1, 2008 and to reduce the capacity under the revolving line of credit from $20,000,000 to $16,000,000. The amendment also modified certain financial covenants. The leverage ratio was increased and the consolidated EBITDA requirement was reduced.
     On August 13, 2007, the maturity date of our credit agreement was extended to October 1, 2008.
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
     We generally conduct business in U.S. dollars, and as a result, we have limited foreign currency exchange rate risk. However, we are exposed to foreign currency risk through our operations in the Telephone Communications business. Foreign currency risk arises from transactions denominated in a currency other than our functional currency and from foreign denominated revenue and profit translated into U.S. dollars. The primary foreign currency to which we are exposed is the British pound sterling, Telecom FM’s functional local currency. We do not currently use forward exchange contracts to limit potential losses in earnings or cash flows from foreign currency exchange rate movements. Our consolidated balance sheets are translated at exchange rates in effect as of the balance sheet date and income statement accounts are translated at average exchange rates for the period of the income statement. Translation gains and losses are included as a separate component of stockholders’ equity as cumulative translation adjustments. Foreign currency transaction gains and losses are included in other income and expenses. The effect of an immediate change in foreign exchange rates would not have a material impact on our financial condition or results of operations.

Item 4. Controls and Procedures
     Evaluation of disclosure controls and procedures.
     The term “disclosure controls and procedures” refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Interim Chief Financial Officer have concluded, based on their evaluation as of June 30, 2007, that our disclosure controls and procedures are effective.
     Changes in internal control over financial reporting.
     There have been no changes in our internal control over financial reporting during the nine months ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
OTHER INFORMATION
Item 1. Legal Proceedings
     As disclosed in the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007, Percipia resolved its pending litigation with Halcyon Solutions, Inc. on mutually acceptable terms, and made a one-time payment to the plaintiff in an amount that is not material to the Company.
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

SUNAIR SERVICES CORPORATION

Date: August 14, 2007	/s/ JOHN J. HAYES

John J. Hayes
President and Chief Executive Officer

Date: August 14, 2007	/s/ EDWARD M. CARRIERO, JR.

Edward M. Carriero, Jr.
Interim Chief Financial Officer