Form 10-K
period 2007-09-30
SUNAIR SERVICES CORP
filed 2008-01-15
CIK 95366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .
Commission File No. 1-04334
SUNAIR SERVICES CORPORATION
(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	59-0780772 (I.R.S. Employer Identification No.)
595 South Federal Highway, Suite 500
Boca Raton, Florida 33432
(561) 208-7400
(Address and telephone number, including area code, of registrant’s principal executive offices)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $.10 per share	American Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐     No ☒
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒
     The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $10,785,215 as of January 10, 2008 based on the closing price of stock on the American Stock Exchange on said date. For purposes of the foregoing computation, all executive officers, directors and 10% beneficial owners of the Registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.
     As of January 10, 2008, there were issued and outstanding 13,091,088 shares of the Registrant’s common stock.
DOCUMENTS INCORPORATED BY REFERENCE
     The information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference from the Registrant’s definitive proxy statement for its 2007 Annual Meeting of Shareholders (to be filed pursuant to Regulation 14A).

i

CAUTIONARY STATEMENTS ABOUT
FORWARD-LOOKING STATEMENTS
     Certain statements in this Annual Report on Form 10-K, other than purely historical information, including estimates, projections, statements relating to the business plans, objectives and expected operating results of Sunair Services Corporation and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” (refer to Item 1A). Sunair Services Corporation undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

ii

PART I
ITEM 1. DESCRIPTION OF BUSINESS
Overview
     Sunair Services Corporation (“Sunair,” the “Company,” “us,” “we” or “our”) is a Florida corporation organized in 1956. We changed our corporate name from Sunair Electronics, Inc. to Sunair Services Corporation in November of 2005. During fiscal 2007, we operated in two business segments: Lawn and Pest Control Services and Telephone Communications. Our Lawn and Pest Control Services segment provides lawn care and pest control services to both residential and commercial customers. Our Telephone Communications segment installs and maintains telephone and fixed wireless systems. For financial information regarding these segments and the geographical areas of our sales, see Note 17—Segment and Geographic Information to the consolidated financial statements included in Item 8 herein.
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
     Effective upon the closing of the Coconut Palm transaction, we entered into a management services agreement with an affiliate of Coconut Palm, RPC Financial Advisors, LLC (“RPC”), pursuant to which RPC agreed to provide management services for us. Richard C. Rochon and Mario B. Ferrari, both of whom are affiliates of Coconut Palm and each of whom are members of our Board of Directors and principal shareholders of the Company, are also affiliates of RPC. On January 7, 2008, the Company entered into a management services agreement (“Management Services Agreement” or the “Amended Management Services Agreement”) with RPC, which supersedes and replaces the management services agreement (the “Previous Management Services Agreement”) dated February 8, 2005, as amended between the Company and RPC. The Amended Management Services Agreement is for a term of three years, commencing on February 8, 2008 and expiring on February 7, 2011. Pursuant to the Amended Agreement, RPC will provide the Company with services similar to those provided under the prior management services agreement. We will pay RPC a monthly management fee equal to one (1%) of the monthly gross revenues of the Company, which will be payable monthly based on the preceding quarter. RPC will also receive a transaction fee of up to 2% of the Aggregate Consideration received by the Company in a Transaction (as such capitalized terms are defined in the Amended Management Services Agreement). After the initial term of three years, the Amended Management Services Agreement will automatically renew for successive one year terms, unless either RPC or the Company terminates the agreement upon 30 days notice. Please see Note 20-Subsequent Events in our consolidated financial statements included herein in Item 8.
     In June 2005 with the acquisition of Middleton Pest Control, Inc., we made a strategic decision to become a leading provider of lawn and pest control services focusing primarily on residential customers. Previously, we had operated through two business segments: High Frequency Radio and Telephone Communications. Since that time we have executed our strategy and shifted our focus to the Lawn and Pest Control Services segment which resulted in a series of acquisitions and divestitures planned to enable us to grow our core business, Lawn Care and Pest Control Services, and shed our legacy businesses (Telephone Communications and High Frequency Radio).
     Since June 2005 through September 30, 2007, our acquisitions and divestitures have been as follows:
     Acquisitions:
•	June 2005 we acquired the issued and outstanding stock of Middleton Pest Control, Inc. (“Middleton”), our platform company, a leading provider of lawn and pest control services in Florida.

•	July 2005 we acquired substantially all the assets of Four Seasons Lawn and Pest Control, Inc. (“Four Seasons”).

•	December 2005 we acquired substantially all the assets of Spa Creek Services, LLC, D/B/A as Pest Environmental Services, Inc. (“Spa Creek”).

•	January 2006 we acquired substantially all the assets of Par Pest Control, Inc., D/B/A Paragon Termite & Pest Control (“Paragon”).

•	February 2006 we acquired substantially all the assets of Pestec Pest Control, Inc. (“Pestec”).

•	March 2006 we acquired substantially all the assets of Ron Fee, Inc. (“Ron Fee”).

•	November 2006 we acquired substantially all the assets of Archer Exterminators, Inc. (“Archer”).

•	February 2007 we acquired substantially all the assets of Valentine’s Indoor Pest Management, Inc. (“Valentine”).

•	April 2007 we acquired substantially all the assets of David Burke, Inc., D/B/A Florida Exterminating (“Florida Exterminating”).

•	May 2007 we acquired substantially all the assets of Summer Rain Fertilization Company (“Summer Rain”).

•	August 2007 we acquired substantially all the assets of Howell Environmental, Inc. (“Howell”).

•	September 2007 we acquired substantially all the assets of Longboat Key Pest Control, Inc. (“Longboat Key”).

     Divestitures:
•	September 2006 we sold substantially all the assets of Sunair Communications, Inc. (“Sunair Communications”) our high frequency radio business.

•	November 2006 we sold real estate associated with the previously sold high frequency radio business.

•	August 2007 we sold all the issued and outstanding stock of Percipia, Inc. (“Percipia”), a wholly owned subsidiary operating in our Telephone Communications business segment.
     On August 1, 2007 we completed the sale of our wholly owned telephone communications subsidiary, Percipia in accordance with a Share Purchase Agreement dated as of July 12, 2007. Pursuant to the Share Purchase Agreement we sold all of the issued and outstanding shares of Percipia for approximately $4.0 million in cash of which $750,000 was placed in an escrow account pending the resolution of certain tax matters. Approximately $3.25 million of the proceeds from the Percipia sale was utilized to pay down the revolving line of credit thereby providing additional availability of funds for future targeted acquisitions. The divestiture of Percipia represents a key transaction for us. With the sale of this subsidiary, we continue to execute our strategy of divesting our non-core assets while growing our core lawn and pest control services business via acquisitions and internally generated growth.
     The Lawn and Pest Control Services Segment
     The Lawn and Pest Control Services segment acquired its first company on June 7, 2005, through the acquisition by our subsidiary, Sunair Southeast Pest Holdings, Inc., of all of the outstanding capital stock of Middleton Pest Control, Inc., a lawn and pest control company with operations in Central Florida and Florida’s northeastern coast. The aggregate purchase price for the outstanding capital stock of Middleton was $50.0 million, which was comprised of: (i) $35.0 million in cash; (ii) $5.0 million in the form of a subordinated promissory note; and (iii)1,028,807 shares of our common stock. We also incurred closing costs of $1.6 million and assumed $1.4 million of liabilities for a total purchase price of $53.0 million. On July 29, 2005, Middleton acquired substantially all of the assets of Four Seasons Lawn and Pest Control, Inc., a pest control and lawn care services company located in Central Florida, for approximately $1.4 million in cash.
     In fiscal 2006, Middleton acquired four pest control companies. On December 16, 2005, Middleton acquired substantially all of the assets of Spa Creek, a pest control and termite services company located in Central Florida, for approximately $5.5 million in cash. We also incurred transaction costs of $233,419 for a total purchase price of $5.7 million. On January 9, 2006, Middleton acquired substantially all of the assets of Paragon, a pest control and termite services company headquartered in Port St. Lucie, Florida, for approximately $1.1 million, consisting of $800,000 cash, $100,000 in the form of a subordinated promissory note, approximately $50,000 in transaction costs and 17,036 shares of our common stock valued at $100,000. On February 28, 2006, Middleton acquired substantially all of the assets of Pestec, a pest control and lawn care services company headquartered in Sarasota, Florida, for approximately $800,000, consisting of $600,000 cash, $175,000 in the form of a subordinated promissory note and $25,000 in transaction costs. On March 31, 2006, Middleton acquired Ron Fee, a pest control and termite services company located in Central Florida, for approximately $5.2 million, consisting of $4.0 million in cash and $1.2 million in the form of a subordinated promissory note. We also incurred transaction costs of approximately $325,000 for a total purchase price of $5,525,000.
     In fiscal 2007, Middleton acquired 6 pest control service and lawn care service companies. On November 30, 2006 Middleton acquired substantially all of the assets of Archer, a pest control services company located in Orlando, Florida, for $3.3 million, consisting of $1.5 million in cash, $1.5 million in the form of a subordinated promissory note and 73,529 shares of the Company’s common stock valued at $300,000. We also incurred approximately $150,400 of transactions costs related to this acquisition. On February 8, 2007 Middleton acquired substantially all the assets of Valentine, headquartered in St. Cloud, Florida for approximately $43,400, consisting of $18,432 in cash and $25,000 in the form of a promissory note. On April 30, 2007, Middleton acquired substantially all the assets of Florida Exterminating, a pest control company headquartered in Tampa, Florida for approximately $815,000 consisting of $580,000 in cash and $235,000 in the form of a promissory note. We also incurred approximately $55,000 of transactions costs related to this acquisition. On May 31, 2007, Middleton acquired substantially all the assets of Summer Rain, a lawn care services company headquartered in Margate, Florida for approximately $1.0 million, consisting of $500,000 in cash and $500,000 in the form of a promissory note. We also incurred approximately $161,400 of transactions costs related to this acquisition. On August 27, 2007,

Middleton acquired substantially all the assets of Howell, a lawn care and pest control services company located in West Palm Beach, Florida, for approximately $2.3 million, consisting of $925,000 in cash and $1.4 million in the form of a promissory note with $1.0 million secured by a letter of credit. We also incurred approximately $161,500 of transactions costs related to this acquisition. On September 20, 2007, Middleton acquired substantially all of the assets of Longboat Key, a lawn care and pest control services company located in Longboat, Florida for $1.7 million, consisting of $1.0 million in cash, $542,000 in the form of a promissory note and $158,000 to be paid over a two year period at a rate equal to 50% of the collections received by Longboat Key from a large commercial customer. We also incurred approximately $165,700 of transactions costs related to this acquisition.
     Subsequent to fiscal 2007, on October 2, 2007, Middleton acquired substantially all of the assets of Marshall Pest Control of SW FL, Inc. (“Marshall”), a lawn care and pest control services company located in Naples, Florida for $1.6 million, consisting of $1.0 million in cash and $600,000 in the form of a promissory note.
     In fiscal 2008, we plan to focus on the organic growth of our core business within the Company’s existing market area. Although we do not plan on making any acquisitions of lawn and pest control companies in fiscal 2008 (other than the acquisition of Marshall which we completed on October 2, 2007), we will consider selective acquisitions of lawn care and pest control companies if they are strategic to our business plan.
Business of Middleton
     Overview
     Middleton, with headquarters located in Orlando, Florida, provides lawn care services and pest control services to both residential and commercial customers. Middleton provides essential pest control services and protection against termite damage, rodents and insects to homes and businesses. In addition, Middleton supplies essential lawn care services to homes and businesses, which includes fertilization treatments and protection against disease, weeds and insects for lawns and shrubs. Middleton operates under Middleton Lawn and Pest Control and Middleton Pest Control, Inc.
     Middleton was founded in 1952 as a single location in Orlando, Florida. Middleton has since grown to a network of 29 branches throughout Florida, from which it serves approximately 118,000 accounts.
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
     Customers
     As of September 30, 2007, approximately 92% of Middleton’s accounts were residential representing approximately 86% of Middleton’s revenues and approximately 8% of Middleton’s accounts were commercial representing approximately 14% of Middleton’s revenues.
     The following table provides information regarding the services utilized by Middleton’s revenue:

Service	% of Revenue
Lawn Care	56.7%
General Pest Control	20.9%
Termite	22.4%

Total	100.00%

     As of September 30, 2007, approximately 38% of Middleton’s customers use more than one service.
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
     Lawn Care Services. Competition in the market for lawn care services is strong, coming mainly from large national companies including TruGreen, Chemlawn and, to a lesser extent, from local, independently owned firms and from homeowners who care for their own lawns.
     Pest Control Services. Competition in the market for pest control services is strong, coming mainly from thousands of regional and local, independently owned firms, from homeowners who treat their own pest control problems and from Orkin, Inc. and Terminix, which operate on a national basis.
     Marketing and Distribution
     Middleton markets its services through an integrated marketing communications strategy which includes television advertisement, yellow pages and local print advertising, direct mail, local events and tradeshows, telemarketing and email marketing targeted at reaching both prospective and current customers. Public relation initiatives are also used in targeting key external audiences, including trade, local and consumer media.
     Services are sold through two main distribution channels, field sales representatives and the internet. Sales representatives use the point of sale data and targeted collateral materials to conduct door-to door solicitations. Middleton’s website enables customers to order, pay, schedule and request information abut services online.
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
     Employees
     The number of persons employed by Middleton as of September 30, 2007 was 609, which includes 137 salespersons, 265 technicians, 81 branch and district managers, 72 office associates, 7 telemarketers, and 47 persons in Middleton’s corporate office.
     Subsequent Events
     On October 29, 2007, Gregory A. Clendenin, the Chief Executive Officer and President of Middleton and Sunair Southeast Pest Holdings, Inc. (“SSPH”), a wholly-owned subsidiary of the Company, announced that he was retiring from the industry and had resigned from his positions as the Chief Executive Officer of Middleton and SSPH. John J. Hayes, the Company’s Chief Executive Officer, assumed Mr. Clendenin’s responsibilities at Middleton and SSPH. In order to assist in the transition, Mr. Clendenin has agreed to serve as a consultant to the Company. Mr. Clendenin and SSPH entered into a consulting agreement for a period of twelve months to expire on October 28, 2008 in which Mr. Clendenin agreed to provide consulting services on a part-time basis during this time period.
     On October 2, 2007, Middleton acquired substantially all of the assets of Marshall Pest Control of SW FL, Inc., a lawn care and pest control services company located in Naples, Florida for $1.6 million, consisting of $1.0 million in cash and $600,000 in the form of a promissory note.
     On January 7, 2008, the Company entered into a management services agreement (“Management Services Agreement” or the “Amended Management Services Agreement”) with RPC, which supersedes and replaces the management services agreement (the “Previous Management Services Agreement”) dated February 8, 2005, as amended, between the Company and RPC. Pursuant to the Amended Management Services Agreement, the Company provided RPC with notice that the Previous Management Services Agreement would not be renewed and that the Amended Management Services Agreement would be effective as of February 8, 2008.
     The Amended Management Services Agreement will be for a term of three years, commencing on February 8, 2008 and expiring on February 7, 2011. The Company will pay RPC a monthly management fee equal to one (1%) of the monthly gross revenues of the Company, which will be payable monthly based on the average monthly revenue of the preceding quarter. RPC will also receive a transaction fee of up to 2% of the Aggregate Consideration receive by the Company in a Transaction (as such capitalized terms are defined in the Management Services Agreement). Pursuant to the Management Services Agreement, RPC will provide the Company with services similar to those provided in the Previous Management Services Agreement. After the initial term of three years, the Management Services Agreement will automatically renew for successive one year terms, unless either RPC or the Company terminates the agreement upon 30 days notice.

The Telephone Communications Segment
     Overview
     As of September 30, 2007, our Telecommunications segment consists of Telecom FM Limited (“Telecom FM”), our-wholly owned subsidiary located in the United Kingdom. Telecom FM distributes and installs telecommunications devices providing fixed wireless access to network and data service providers. Its primary service area is Europe, Middle East and Africa. The approximate number of persons employed by Telecom FM is 17.
     On August 1, 2007, we completed the divestiture of Percipia, one of our telecommunications subsidiaries. Percipia had specialized in traditional and IP-based telecommunications for selected vertical markets, primarily in the hospitality industry. The financial statements for the year ended September 30, 2007 includes the operations of Percipia as discontinued operations from October 1, 2006 through the date of the divestiture. All prior periods have been restated to reflect the operations of Percipia as discontinued operations.
     We intend to divest ourselves of our remaining telecommunications subsidiary, Telecom FM, as soon as is practicable. However, we cannot assure you of the timing of such disposition, or the amount of net proceeds we will receive upon such disposition.
ITEM 1A. RISK FACTORS
     You should read and consider carefully each of the following factors, as well as the other information contained in, attached to or incorporated by reference in this report. If any of the following risks materialize, our financial condition and results of operations could be materially and adversely affected and the value of our stock could decline. The risks and uncertainties described below are those that we currently believe may materially affect us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business operations.
We may not be able to compete in the competitive and technical lawn care and pest control industry in the future.
     We operate in a highly competitive business that is sensitive to changing technology. Our revenues and earnings may be adversely affected by changes in competitive prices. Competition in the market for lawn care services is strong, coming mainly from large national companies including TruGreen, Chemlawn and, to a lesser extent, from local, independently owned firms and from homeowners who care for their own lawns. Competition in the market for pest control services is strong, coming mainly from thousands of regional and local, independently owned firms, from homeowners who treat their own pest control problems and from Orkin, Inc. and Terminix which operate on a national basis.
     We believe that the principal competitive factors in the market areas that we serve are quality of service, pricing, assurance of customer satisfaction and reputation. No assurance can be given that we will be able to compete successfully against current or future competitors or that the competitive pressures that we face will not result in reduced market share and negatively impact our financial performance.
We operate in a business that deals with changing technology
     We operate in an environment that is constantly changing with the introduction of technological advancements. To be competitive we need to remain abreast of advances in chemical treatments, bait traps and other products and procedures used within the industry. No assurance can be given that we will be able to compete successfully against current or future competitors or that the competitive pressures that we face due to technological advancements will not result in reduced market share and negatively impact our financial performance.
We are geographically concentrated in Florida making us vulnerable to adverse weather conditions in Florida.
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
Our financial performance may be impacted by increases in operating costs.
Our financial performance is affected by factor costs, such as labor, health care, vehicle, fuel, and insurance premiums. In particular, our financial performance is affected by increases in operating costs, such as the increased fuel costs experienced in fiscal 2007.
Our financial performance could be affected by changes in the types or mix of service offerings.
Our financial performance is affected by changes in the types of mix of service offerings. For example, a change or expansion in service offerings could require additional equipment and training and result in different pricing and post-sale monitoring activities.
The demand for our services are affected by changes in general economic conditions and consumer confidence.
Changes in general economic conditions and consumer confidence affect the demand for our services. Unfavorable general economic conditions, including, but not limited to changes to interest rates, fuel and oil prices, and unemployment rates could reduce consumer confidence and related spending levels and in turn, reduce the demand for our services.
Our operations may be adversely affected if we are unable to comply with regulatory and environmental laws.
     Our business is significantly affected by environmental laws and other regulations relating to the pest control and lawn care industries and by changes in such laws and the level of enforcement of such laws. We are unable to predict the level of enforcement of existing laws and regulations, how such laws and regulations may be interpreted by enforcement agencies or court rulings, or whether additional laws and regulations will be adopted. We believe our present operations substantially comply with applicable federal, state and local environmental laws and regulations. We also believe that compliance with such laws has had no material adverse effect on our operations to date. However, such environmental laws are changed frequently. We are unable to predict whether environmental laws will, in the future, materially affect our operations and financial condition. Penalties for noncompliance with these laws may include cancellation of licenses, fines, and other corrective actions, which would negatively affect our future financial results.
We may acquire other lawn care and pest control services businesses, which may adversely affect our operating results, financial condition and existing business.
     Since June 2005 through the end of fiscal 2007, we have acquired 12 lawn care and pest control service companies. In fiscal 2008, we plan on concentrating on organic growth and do not plan on acquiring any new lawn care or pest control companies (other than the acquisition of Marshall which we completed on October 2, 2007). However, we will consider selective acquisitions of lawn care and pest control companies in fiscal 2008 if they are strategic to our business plan. The success of our acquisition program will depend on, among other things:
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
     We have experienced significant growth through acquisitions and we intend on making additional acquisitions in the future. Acquisitions result in greater administrative burdens and operating costs and, to the extent financed with debt, additional interest costs. We cannot assure you that we will be able to manage or integrate acquired companies or businesses successfully. The process of integrating our acquired businesses may be disruptive to our business and may cause an interruption of, or a loss of momentum in, our business as a result of the following factors, among others:
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
     We have a revolving line of credit with a financial institution. The revolving line of credit requires us to maintain specified financial ratios regarding leverage, interest coverage and EBITDA. The revolving line of credit also places certain restrictions on, among other things, our ability to create or incur indebtedness, pay or make dividends or other distributions, create or permit certain liens, enter into transactions with affiliates and merge or consolidate with other entities. As a result, a failure to maintain these specified financial ratios and the amount and terms of our indebtedness under the revolving line of credit may negatively impact our ability to implement our business plan. For example, it could:
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
Termination of our Amended Management Services Agreement could harm our business.
     We are a party to an Amended Management Services Agreement with RPC pursuant to which RPC, subject to the oversight and review of our board of directors, provides us with certain management services. These management services include, among other things:
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

     Our arrangement may be terminated in accordance with certain provisions of the Amended Management Services Agreement. The termination of such agreement could have a significant adverse effect on us as we would no longer be able to benefit from RPC’s knowledge, experience and guidance, and the loss of RPC’s services as our manager could adversely affect our business plan and results of operations, our ability to raise additional capital and our ability to achieve enhanced profitability.
Our Lawn and Pest Control Services segment is dependent upon the services of John J. Hayes and our ability to retain and hire management personnel to oversee that division.
     We are dependent upon the services of John J. Hayes, our President and Chief Executive Officer, who is knowledgeable in the lawn and pest control services industry. The loss of the services of Mr. Hayes would have a significant adverse effect on us as we would no longer be able to benefit from his knowledge, experience and guidance. In addition, our inability to attract or retain executive officers and employees to manage the Lawn and Pest Control Services segment could seriously harm the business, results of operations and financial condition of that division.
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
Coconut Palm, an entity affiliated with two of our directors, has the ability to significantly influence the outcome of any matters submitted to a vote of our shareholders.
     Two of our directors through their affiliation with Coconut Palm have the power to vote, in their sole discretion, all of the securities owned by the former limited partners of Coconut Palm. As of January 10, 2008, Coconut Palm beneficially owned approximately 55% of our common stock, assuming beneficial ownership is defined as including common stock ownership after exercising all warrants or options exercisable within 60 days of January 10, 2008. Therefore, Coconut Palm has the ability to significantly influence the outcome of any matters submitted to a vote of our shareholders. Risks that may result from this ability are largely focused on the following variables:
•	the potential for making decisions which are based on a return on investment timetable which is based on the individual preferences and interests of the directors which may be different and in conflict with the more immediate horizon which may be expected in public equity markets at any point in time.

•	the potential for investing in operating strategies which reflect a higher or lower relationship of risk and returns on investment than other common equity investors of the Company.
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
Our shareholders may incur substantial dilution of their percentage of ownership interests if our warrant holders exercise their warrants. As of January 10, 2008, we have warrants outstanding to purchase (i) 5 million shares of our common stock at an exercise price of $6.00 per share, which expire on February 7, 2008 (ii) 5 million shares of our common stock at an exercise price of $7.00 per share, which expire on February 7, 2010 and (iii) 1 million shares of our common stock at an exercise price of $6.30 per share, which will expire on January 27, 2011. Upon exercise of the warrants, up to an additional 11,000,000 shares of our common stock would be outstanding. In addition, the warrants issued to our warrant holders contain certain anti-dilution provisions that if triggered, would cause a decrease in the exercise price of the warrants and would result in more shares of common stock being issuable upon exercise of the warrants. The warrants also provide for other customary anti-dilution adjustments to the exercise price in the event of stock splits, stock dividends, recapitalizations, reorganizations, reclassifications, distributions and business combinations, as well as adjustments in the event of cash dividends and other specified distributions. Adjustments to the warrants pursuant to these provisions may result in significant dilution to the ownership interests of our existing shareholders and may adversely affect the market price of our common stock. The anti-dilution provisions may also limit our ability to obtain additional financing on terms favorable to us.
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
ITEM 2. DESCRIPTION OF PROPERTY
     Middleton’s corporate headquarters are located at 1736 33rd Street, Orlando, Florida 32839. Middleton leases the building where its corporate headquarters are located, which contains approximately 12,000 sq. ft. of floor space. The lease expires on June 1, 2015. In addition, Middleton leases 29 other branch offices in its business which operate in space held primarily under three to five year leases providing for fixed monthly rental payments. The following is a list of the district and branch locations:

Orlando District	Daytona District	Tampa District	South Florida District
Orlando, Florida (3)	Daytona Beach, Florida	Tampa, Florida	Fort Lauderdale, Florida
Kissimmee, Florida	Cocoa, Florida	Lakeland, Florida	West Palm Beach, Florida
Longwood, Florida	Orange City, Florida	Clearwater, Florida	Naples, Florida
Leesburg, Florida	Palm Coast, Florida	Sarasota, Florida
Clermont, Florida	New Smyrna, Florida	Brooksville, Florida
Gainesville, Florida	Melbourne, Florida	Odessa, Florida
Ocala, Florida	Vero Beach, Florida	Longboat Key, Florida
St. Augustine, Florida
Stuart, Florida
Jacksonville, Florida
     Telecom FM’s corporate offices are located at 895 Plymouth Road, Slough, Berkshire, SL1 4LP, U.K. Telecom FM leases this office space and the lease expires on January 26, 2009.

     We believe that these facilities are well maintained, in substantial compliance with environmental laws and regulations, and adequately covered by insurance. We also believe that these leased facilities are not unique and could be replaced, if necessary, at the end of the term of the existing leases.
ITEM 3. LEGAL PROCEEDINGS
     We are involved in litigation from time to time in the ordinary course of our business. Except for the litigation described below, we do not believe that any litigation in which we are currently involved, individually or in the aggregate, is material to our financial condition or results of operations.
     In October 2007, we filed a lawsuit in the Circuit Court for the Ninth Judicial Circuit in the State of Florida against a number of former employees of Middleton for violation of their non-compete agreements. In addition, certain of these former employees pursued and hired away employees of Middleton which is also a violation of the existing employee non-compete agreements. The Company is seeking injunctive relief and damages. In October 2007, we also filed a lawsuit against one of our competitors for tortuous interference as they hired these former employees knowing that they were in violation of our non-compete agreement. The lawsuits were recently filed and are in discovery stages. At this time it is too early to tell what the likelihood of the outcome will be as well as the amount of damages that we may be entitled to.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matter was submitted to the vote of security holders during the fourth quarter of fiscal 2007.
PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES
     The following table sets forth the high and low sale price of the Company’s common stock as traded on the American Stock Exchange under the symbol SNR.

	High	Low
Year ended September 30, 2007
First quarter	4.75	3.61
Second quarter	3.81	3.00
Third quarter	3.70	3.11
Fourth quarter	3.51	2.70
Year ended September 30, 2006
First quarter	7.58	5.00
Second quarter	6.13	4.97
Third quarter	5.31	4.10
Fourth quarter	4.44	3.35
     As of December 26, 2007, there were approximately 407 shareholders of record.
Dividends
We paid no dividends on our common stock in fiscal 2007 or fiscal 2006. The payment of cash dividends will depend upon our earnings, consolidated financial position and cash requirements, our compliance with loan agreements and other relevant factors. Management does not presently intend to pay cash dividends on our common stock.

Equity Compensation Plan Information
     The following table sets forth information, as of September 30, 2007, with respect to the Company’s compensation plans under which the Company’s common stock is authorized for issuance:
Equity Compensation Plan Information

Number of
securities
remaining available
for
	Number of		future issuance
	securities to	Weighted-	under
	be issued upon	average	equity
	exercise	exercise price of	compensation
	of outstanding	outstanding	plans (excluding
	options,	options,	securities reflected
	warrants and	warrants and	in
	rights	rights	column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by stockholders	11,585,092	$6.50	254,908
Equity compensation plans not approved by stockholders	0	0	0
Total
Recent Sales of Unregistered Securities
     In connection with the acquisition of the assets of Ron Fee, Inc. in March 2006, we entered into a transition services agreement which included the issuance of 10,000 shares of our common stock to the former Executive Vice President of Ron Fee, Inc. We issued these shares to the former executive in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), because she was knowledgeable, sophisticated, had access to comprehensive information about us and represented her intention to acquire the shares for investment only and not with a view to distribute or sell the shares. We placed restrictive legends on the certificates stating that the securities were not registered under the Securities Act and set forth their restrictions on transferability and sale.
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
Issuer Repurchases
     None.

Performance Graph
     The following graph shows the cumulative total shareholder return on our common stock over the last five fiscal years as compared to the total returns of the AMEX Composite Index and the S&P Small Cap Index. In accordance with Securities and Exchange Commission rules, the graph included in our proxy statement for the 2007 annual meeting of our shareholders includes indices that we believe are comparable and appropriate.

	Cumulative Total Return
	09-02	09-03	09-04	09-05	09-06	09-07
Sunair Services Corporation	$100.00	$142.76	$180.34	$258.62	$148.28	$100.00
AMEX Composite Index	$100.00	$119.77	$153.74	$209.95	$230.50	$291.34
S&P Small Cap Index	$100.00	$125.68	$155.22	$186.42	$197.90	$225.40
     Returns are based on the change in year-end to year-end price. The graph assumes $100 was invested on September 30, 2002 in our common stock, the AMEX Composite Index and the S&P Small Cap Index and that all dividends were reinvested. Past performance is not necessarily an indicator of future results.

ITEM 6. SELECTED FINANCIAL DATA
The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K.

	(Dollars in thousands)
	Fiscal Year Ended September 30,
	2007	2006	2005	2004	2003
Statement of Operations Data (1):
Lawn and pest control services revenue (2)	$52,439	$46,447	$12,822	$—	$—
Telephone communications	11,634	3,867	5,499	1,175	—

Total revenue	64,073	50,314	18,321	1,175	—
Cost of lawn and pest control services	19,286	18,132	4,547
Cost of telephone communications	5,557	1,774	4,472	453	—

Total cost of sales	24,843	19,906	9,019	453	—

Gross profit	39,230	30,408	9,302	722	—
Operating expenses	41,680	33,300	10,614	338	—

Operating (loss) income	(2,450)	(2,892)	(1,312)	384	—
Other (expense) income	(974)	(1,035)	29	—	—

(Loss) income from continuing operations before income taxes	(3,424)	(3,927)	(1,283)	384	—
Income (tax) benefit expense	(337)	174	434	(115)	—

Net (loss) income from continuing operations	(3,761)	(3,753)	(849)	269	—
Income (loss) from discontinued operations, net of income taxes	1,146	(2,027)	1,445	861	776

Net (loss) income	$(2,615)	$(5,780)	$596	$1,130	$776

(Loss) income per share from continuing operations:
Basic	$(0.29)	$(0.30)	$(0.11)	$0.07	$—
Diluted	$(0.29)	$(0.30)	$(0.11)	$0.07	$—
(Loss) income per share from discontinued operations:
Basic	$0.09	$(0.16)	$0.19	$0.22	$0.21
Diluted	$0.09	$(0.16)	$0.19	$0.22	$0.21
Weighted average number of shares outstanding:
Basic	13,066,429	12,352,083	7,556,857	3,830,487	3,701,829
Diluted	13,066,429	12,352,083	7,556,857	3,919,127	3,751,037
Balance Sheet Data:
Working capital	$(862)	$1,860	$8,871	$13,157	$13,965
Total assets	$86,777	$83,913	$78,116	$23,647	$15,477
Long-term debt, excluding current portion	$17,278	$14,856	$17,294	$2,047	$—
Stockholders’ equity	$58,361	$60,068	$51,925	$16,828	$14,524

(1)	See Note 12 — Discontinued Operations in the Company’s consolidated financial statements included herein in Item 8.

(2)	Our operations in fiscal 2003 and 2004 did not include lawn and pest control entities. The first acquisition in the lawn and pest control segment occurred in June 2005.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and related notes contained in Item 8 of this report Form 10-K. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) includes the following sections:
•	Company Overview

•	Results of Operations

•	Liquidity and Capital Resources

•	Contractual Obligations and Commitments

•	Off-Balance Sheet Arrangements

•	Critical Accounting Policies

•	New Accounting Pronouncements
     You should note that this MD&A discussion contains forward-looking statements that involve risks and uncertainties. Please see the section entitled “Risk Factors” at the beginning of Item 1A on pages 5 through 9 for important information to consider when evaluating such statements. You should read this MD&A in conjunction with the Company’s financial statements and related notes included in Item 8.
Company Overview
     Sunair Services Corporation is a Florida corporation organized in 1956. We changed our corporate name from Sunair Electronics, Inc. to Sunair Services Corporation in November of 2005. Previously, we operated through two business segments: Telephone Communications and High Frequency Radio. In June 2005 with the acquisition of Middleton we embarked on a new strategy to become a leading regional provider of lawn and pest control services focusing mainly on residential customers.
     In order to execute our strategy we shifted our focus to the Lawn and Pest Control Services business segment, which resulted in a series of acquisitions and divestitures planned to enable us to shed our legacy businesses (Telephone Communications and High Frequency Radio) and grow our core business, lawn and pest control.
     To date the acquisitions and divestitures have been as follows:
Acquisitions:
•	June 2005 we acquired the issued and outstanding stock of Middleton, our platform company, a leading provider of lawn and pest control services in Florida.

•	July 2005 we acquired substantially all the assets of Four Seasons.

•	December 2005 we acquired substantially all the assets of Spa Creek.

•	January 2006 we acquired substantially all the assets of Paragon.

•	February 2006 we acquired substantially all the assets of Pestec.

•	March 2006 we acquired substantially all the assets of Ron Fee.

•	November 2006 we acquired substantially all the assets of Archer.

•	February 2007 we acquired substantially all the assets of Valentine.

•	April 2007 we acquired substantially all the assets of Florida Exterminating.

•	May 2007 we acquired substantially all the assets of Summer Rain.

•	August 2007 we acquired substantially all the assets of Howell.

•	September 2007 we acquired substantially all the assets of Longboat Key.
     All of these acquisitions of lawn care and pest control companies have been made by Middleton, our platform company, and are being integrated into its operations.

Dispositions:
•	September 2006 we sold substantially all the assets of Sunair Communications our high frequency radio business.

•	November 2006 we sold real estate associated with the previously sold high frequency radio business.

•	August 2007 we sold all the issued and outstanding stock of Percipia, a wholly owned subsidiary operating in our Telephone Communications business segment.
     The divestiture of Percipia represents a key transaction for us. With the sale of this subsidiary, we continue to execute our strategy of divesting our non-core assets while growing our core Lawn and Pest Control Services business via acquisitions and internally generated growth. Approximately $3.25 million of the $4 million in proceeds from the Percipia sale were utilized to pay down the revolving line of credit thereby providing additional availability of funds for future targeted acquisitions.
      In August 2007, the Company sold Percipia. In September 2006, the Company sold its high frequency single sideband communication business. For purposes of comparability, the results of operations for our telecommunications and high frequency radio segments have been reclassified from continuing operations to discontinued operations for all fiscal years presented in the accompanying consolidated statements of operations.
     We intend to divest ourselves of our remaining telecommunications subsidiary, Telecom FM, as soon as is practicable. However, we cannot assure you of the timing of such disposition, or the amount of net proceeds we will receive upon such disposition.
Results of Operations
Fiscal Year Ended September 30, 2007 (“fiscal 2007”) compared to the Fiscal Year ended September 30, 2006 (“fiscal 2006”)
Revenue:

	(dollars in thousands)
	Year Ended September 30,
	2007	2006
Lawn and pest control services	$52,439	$46,447
Telephone communications	11,634	3,868

Total revenue	$64,073	$50,315

Lawn and Pest Control Services
     Revenue from the lawn and pest control services segment is comprised of lawn, pest control and termite services. Revenue in the segment increased $6.0 million or 12.9% in fiscal 2007 as compared to fiscal 2006.
•	Renewals increased $8.2 million or 22.9% in fiscal 2007 as compared to fiscal 2006. The most significant increase was in lawn and shrub spray services of $5.6 million. Renewal of termite baiting services were immaterial in fiscal 2006. In fiscal 2007 the service increased by $1.9 million or 1227.5% as compared to fiscal 2006.

•	New and one time sales declined $1.5 million or 12.3% in fiscal 2007 as compared to fiscal 2006. New business leads and lead conversions did not occur in fiscal 2007 as expected.

•	Sales discounts and allowances increased by $0.4 million or 46.7% in fiscal 2007 as compared to fiscal 2006 due to aggressive sales promotions.

Telephone Communications
     Our Telephone Communications segment installs and maintains telephone and fixed wireless services. Revenue from telephone communications increased by $7.8 million or 200.8% in fiscal 2007 as compared to fiscal 2006:
•	CPE (Customer Premises Equipment) sales accounted for the majority of the year-over-year increase. CPE sales increased by $7.8 million over the same period in the prior year due to a series of large orders received and fulfilled in the second and third quarter of fiscal 2007. We were able to meet a short-term demand for lead-free components, which complied with new legislation.
Cost of Sales:

	(dollars in thousands)
	Year Ended September 30,
	2007	2006
Lawn and pest control services	$19,286	$18,132
Telephone communications	5,557	1,774

Total cost of sales	$24,843	$19,906

Lawn and Pest Control Services
     Cost of sales in the lawn and pest control services segment increased $1.2 million or 6.4% in fiscal 2007 as compared to fiscal 2006.
•	Chemicals and supplies increased slightly by $0.2 million or 3.6% in fiscal 2007 as compared to fiscal 2006. Lawn service costs decreased by $0.7 million as compared to the same period last year. A decrease in the label rate of some chemicals reduced the amount required for the same effect. Generic versions of lawn and shrub chemicals used in fiscal 2007 lowered costs while maintaining quality. Termite baiting chemicals increased $0.6 million in fiscal 2007 primarily due to the growth in termite services related to the acquisition of Archer.

•	Direct payroll expenses increased $0.9 million due to acquisitions and increased demand for services. The payroll associated with termite services increased $0.7 million as termite baiting became a more significant source of revenue. The lawn service payroll increased by $0.3 million while pest control service payroll decreased by $0.1 million.
Telephone Communications
     Cost of sales in our telephone communications segment increased $3.8 million or 213.2% in fiscal 2007 as compared to fiscal 2006.
•	The increase in costs was directly related to the growth in CPE sales. Cellroute costs increased $3.2 million and GSMBR (digital routing devices) costs increased $1.1 million, consistent with the increase in sales volume. GSM route costs decreased by $0.2 million.
Gross Profit:

	(dollars in thousands)
	Year Ended September 30,
	2007	2006
Lawn and pest control services	$33,153	$28,315
Telephone communications	6,077	2,093

Total gross profit	$39,230	$30,408

Lawn and Pest Control Services
     The gross profit of the lawn and pest control services segment increased by $4.8 million or 17.1% in fiscal 2007 as compared to fiscal 2006:
•	Our gross profit increased significantly as we grew sales by $6.0 million while holding cost of sales to a $1.2 million increase.

•	Our gross margin expanded to 63.2% in fiscal 2007 compared to a gross margin of 61.0% in fiscal 2006. At the end of fiscal 2006 we began providing a bimonthly versus quarterly service. Revenue generated from the service remained unchanged, however the more frequent care allowed us to use different, less expensive chemicals.
Telephone Communications
     The gross profit in the telecommunications segment increased $4.0 million or 190.3% in fiscal 2007 as compared to fiscal 2006.
•	Gross profit rose significantly, almost in direct proportion to the related sales revenue and cost of sales increases.

•	Our gross margin decreased slightly to 52.2% in fiscal 2007 as compared to 54.1% in fiscal 2006, due to a shift in product mix.
Operating Expenses:
Selling, General and Administrative Expenses:

	(dollars in thousands)
	Year Ended September 30,
	2007	2006
Selling	$9,040	$7,815
General and administrative	29,240	23,109
Depreciation and amortization	3,401	2,376

Total operating expenses	$41,681	$33,300

     Selling, general and administrative expenses (“SG&A expense”) increased $7.4 million or 23.8% in fiscal 2007 as compared to fiscal 2006.
     Selling expenses increased by $1.2 million or 15.7% in fiscal 2007 as compared to fiscal 2006.
•	Middleton’s selling expenses increased by $0.5 million or 7.4% in fiscal 2007 as compared to fiscal 2006. Total advertising expenses increased in fiscal 2007 by $0.5 million due to a greater use of television media. The sales payroll decreased slightly by $0.1 million as compared to the same period last year.

•	Selling expenses in the telephone communications segment increased by $0.7 million. Sales commissions increased by $0.7 million as compared to the same period last year, directly related to the strong growth in revenue.
     General and administrative expenses increased by $6.1 million or 26.5% in fiscal 2007 as compared to fiscal 2006.
•	Corporate general and administrative expenses increased by $1.0 million or 27.0% in fiscal 2007 as compared to fiscal 2006. Professional and other administrative fees increased by $0.7 million primarily due to increased activity related to Sarbanes Oxley compliance and other corporate governance matters including acquisitions and divestures while corporate payroll increased by $0.2 million as compared to the same period in the prior year.

•	Middleton’s general and administrative expenses increased by $4.2 million or 23.7% in fiscal 2007 as compared to fiscal 2006. The increase was primarily driven by payroll expenses which increased $2.6 million in fiscal 2007 as compared to fiscal 2006 as a result of the purchase and integration of several acquisitions. Occupancy expenses increased by $0.5 million due to our expansion and increased lease rates. Group health insurance costs increased by $0.3 million directly related to our payroll growth and professional fees increased by $0.2 million as compared to the same period last year due to efforts related to Sarbanes-Oxley compliance. Printed material costs increased by $0.2 due to an increase in activity.

•	Telephone communication general and administrative expenses increased by $1.0 million or 52.6% in fiscal 2007 as compared to fiscal 2006. Administrative salaries increased by $0.2 million, courier costs increased by $0.2 million and subcontractor development costs increased by $0.2 million as compared to the same period last year. The increase in general and administrative expenses in fiscal 2007 was directly related to the ramp up of the operations required to fulfill the large volume of orders received.
     Depreciation and amortization expenses increased by $1.0 million or 43.2% in fiscal 2007 as compared to fiscal 2006.
•	Corporate depreciation and amortization expenses increased by $0.7 million or 49.6% in fiscal 2007 as compared to fiscal 2006 due to a significant increase in the amortization of intangible assets coupled with the change in estimated useful life for customer lists from 8 years to 5 years, which occurred during the fourth quarter of fiscal 2007. This change in estimate increased amortization expense by approximately $0.4 million.

•	Middleton’s depreciation and amortization expenses increased by $0.1 million or 12.1% in fiscal 2007 as compared to fiscal 2006. The majority of the increase was related to increased depreciation for the acquired office and computer equipment and the increased use of handheld devices.

•	Telephone communication depreciation and amortization expenses increased by $0.2 million or 79.9% in fiscal 2007 as compared to fiscal 2006 a result of increased amortization costs related to software intangibles.
Other Income (Expense):

	(dollars in thousands)
	Year Ended September 30,
	2007	2006
Interest income	$227	$7
Interest expense	(1,229)	(1,172)
Gain on disposal of assets	28	27
Other income	—	103

Total other income (expenses)	$(974)	$(1,035)

     Other expense decreased by $0.1 million or 5.9% in fiscal 2007 as compared to fiscal 2006.
•	Corporate interest income increased by $0.2 million in fiscal 2007 as compared to the same period last year primarily due to the interest income earned on the $2.0 million note receivable obtained through the sale of the high frequency radio business in September 2006.

•	Interest expense increased slightly by $0.1 million or 4.8% in fiscal 2007 compared to fiscal 2006. Middleton’s interest expense increased $0.2 million or 219.0% in fiscal 2007 as compared to fiscal 2006. In fiscal 2007, the lawn and pest control services segment incurred an additional $4.2 million in debt related to acquisitions. Middleton’s interest expense increase was partially offset by the decrease in the outstanding balance on its revolving line of credit.
Income Tax (Expense) Benefit from Continuing Operations:

	(dollars in thousands)
	Year Ended September 30,
	2007	2006
Income tax (expense) benefit	$(337)	$174

     Income tax (expense) from continuing operations increased by $0.5 million in fiscal 2007 as compared to fiscal 2006. The increase in income tax expense in fiscal 2007 is primarily attributable to an increase in the valuation allowance of $2.6 million. In fiscal 2007, the Company had no loss carrybacks available for federal income tax purposes and has had a two year history of taxable losses, thus the increase in the valuation allowance.

Discontinued Operations:

	(dollars in thousands)
	Year Ended September 30,
	2007	2006
Sunair Communications — Net loss	$—	$(973)
Percipia — Net loss	(1,964)	(799)

Pre-tax (loss) from discontinued operations	(1,964)	(1,772)
Income tax benefit	—	357

(Loss) from discontinued operations, net of income taxes	$(1,964)	$(1,415)

Gain (loss) on sale of assets from discontinued operations	$2,183	$(612)
Income tax (provision) benefit	(822)	—

Gain(loss) on sale of assets from discontinued operations, net of income taxes	$1,361	$(612)

Gain on sale of Percipia stock	$639	$—
Income tax benefit	1,110

Gain on sale of Percipia stock, net of income taxes	$1,749	$—

Total income (loss) from discontinued operations, net of income taxes	$1,146	$(2,027)

As indicated earlier, our significant divestitures have been recorded as discontinued operations:
•	On September 8, 2006, we completed our previously announced plan to exit the High Frequency Radio segment, when we completed the sale of substantially all of the assets of Sunair Communications, the wholly-owned subsidiary through which we operated our High Frequency Radio business, for an aggregate sale price of $5.7 million, consisting of $3.7 million in cash and $2.0 million in the form of a three year subordinated promissory note. We recognized a loss in the amount of $0.6 million on the sales transaction.

•	On November 20, 2006, we closed a transaction to sell the real estate property associated with the previously sold high frequency radio business for $2.7 million in cash and a recognized gain in the amount of $2.2 million, $1.4 million net of income taxes.

•	On August 1, 2007, we sold all the outstanding shares of Percipia, a wholly-owned subsidiary, in our Telephone Communications segment for approximately $4.0 million in cash, of which $750,000 was placed in an escrow account pending the resolution of certain tax matters. We recognized a book gain in the amount of $1.7 million which included an income tax benefit of $1.1 million on the sales transaction. The income tax benefit arose as a result of the reversal of a net deferred tax liability of $1.1 million.

•	Percipia incurred a book loss for fiscal 2007 of $2.0 million and has a net tax of zero for the year ended September 30, 2007 as the net deferred tax asset has been fully reserved and here is no current income tax expense because of the taxable loss position.

Fiscal Year Ended September 30, 2006 Compared to the Fiscal Year Ended September 30, 2005 (“fiscal 2005”)
Sales from continuing operations in fiscal 2006 were approximately $50.3 million compared to $18.3 million in fiscal 2005. This represents an increase of $32.0 million or 174.6% from fiscal 2005. The majority of this increase was due to Middleton only being present for four months in fiscal 2005. Middleton’s fiscal 2006 revenue was $46.4 million compared to $12.8 million in fiscal 2005. Additionally, in fiscal 2006 Middleton experienced significant growth generated both organically and through acquisitions within Middleton’s existing service area while the Telephone Communications business revenue remained relatively flat in fiscal 2006 and 2005.
     Cost of sales from continuing operations improved as a percentage of revenue to approximately 40% in fiscal 2006 compared to approximately 49% in fiscal 2005. This improvement is primarily due to the significant growth and emergence of Middleton as the dominant business segment.
     Selling, general and administrative expenses from continuing operations increased to $33.3 million in fiscal 2006 as compared to $10.6 million in fiscal 2005 or approximately 66% of revenue for fiscal 2006 compared to approximately 58% for 2005. This increase was primarily due to Middleton only being present for four months in fiscal 2005 as compared to a full year in fiscal 2006 and the related increase of certain expenses year over year, including the amortization of customer lists associated with our acquisitions in the Lawn and Pest Control Services segment increased approximately $1.0 million, management fee expenses paid to affiliates increased approximately $1.0 million (refer to Note 11 Sale Of Securities — Private Placements in the accompanying financial statements), and professional fee expenses including accounting and legal fees related to regulatory filings and other corporate matters increased approximately $600,000. Stock based compensation expense per SFAS No. 123(R) of $620,842 was reflected as an expense beginning with the first quarter of fiscal 2006 as required. The aforementioned expenses are included in unallocated home office expenses as shown in Note-17 Segment and Geographic Information in the accompanying financial statements.
     Other income and expenses reflected an expense of $1.0 million in fiscal 2006 as compared to income of $28,713 in fiscal 2005. This variance was due to interest expense in fiscal 2006 of approximately $1.2 million related to the debt incurred in acquisitions made in our Lawn and Pest Control Services segment.
Discontinued Operations — Fiscal 2006 and Fiscal 2005

	(dollars in thousands)
	Year Ended September 30,
	2006	2005
Sunair Communications — Net loss	$(973)	$1,424
Percipia — Net loss	(799)	40

Pre-tax (loss) from discontinued operations	(1,772)	1,464
Income tax benefit (provision)	357	(19)

(Loss) income from discontinued operations, net of income taxes	$(1,415)	$1,445

Loss on sale of assets from discontinued operations	$(612)	$—
Income tax (provision) benefit	—	—

Loss on sale of assets from discontinued operations, net of income taxes	$(612)	$—

Total (loss) income from discontinued operations, net of income taxes	$(2,027)	$1,445

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
Liquidity and Capital Resources
     Generally our working capital needs are funded from operations and advances under our revolving line of credit. In the lawn care and pest control business segment customers are billed when service is rendered and payment is usually received in less than thirty (30) days. In the telecommunication business segment customers are billed when orders are shipped and payment is usually received in sixty (60) to one hundred twenty (120) days from the billing date. Materials related to telecommunications equipment production must be purchased significantly in advance of the billing date and terms with vendors generally range between thirty (30) and sixty (60) days.
     As of September 30, 2007, our liquidity and capital resources included cash and equivalents of $2.8 million, a working capital deficit of $(0.9) million and $9.0 million was available under our revolving line of credit. As of September 30, 2006, our liquidity and capital resources included cash and equivalents of $1.6 million, working capital of $1.9 million and no monies were available under our revolving line of credit.
     Cash flows from operating activities for fiscal 2007 were $1.3 million compared to cash used in operating activities of $1.7 million for fiscal 2006. In fiscal 2007 the primary sources of cash from operating activities were a decrease in accounts receivable of $1.2 million, an increase of accounts payable of $0.9 million, an increase in customer deposits of $0.4 million, a decrease in income tax receivable of $0.4 million, and a decrease in other assets of $0.2 million. The primary uses of cash from operating activities for fiscal 2007 were an increase in prepaid expenses of $0.9 million and the funding of operations in the amount of $0.9 million, net of non-cash charges.

     Cash flows used in operating activities for fiscal 2006 were $1.7 million compared to cash flows from operating activities of $2.4 million for fiscal 2005. In fiscal 2006 the primary sources of cash were an increase in customer deposits of $0.9 million, a decrease in prepaid expenses of $0.4 million, a decrease in accounts receivable of $0.4 million, and a decrease in unearned revenue of $0.3 million. The primary uses of cash from operating activities for fiscal 2006 were a decrease in accounts payable of $1.7 million, an increase in other assets of $ 0.4 million, an increase in inventory of $0.4 million, an increase in income tax receivable of $0.3 million, and the funding of operations in the amount of $0.8 million. In fiscal 2005 the primary sources of cash were cash generated from operations of $2.1 million and an increase in accounts payable of $1.4 million. The primary uses of cash in fiscal 2005 were an increase in prepaid expenses of $0.7 million and an increase in accounts receivable of $0.5 million.
     Net cash used in investing activities for fiscal 2007 was $2.0 million compared to $9.0 million in fiscal 2006. In fiscal 2007 the primary sources of cash from investing activities were $2.4 million from the sale of a building related to the discontinued high frequency radio business and $1.0 million from the sale of the stock of Percipia, Inc. which was part of our telecommunications business segment. The primary uses of cash from investing activities in fiscal 2007 were $4.6 million cash paid for business acquisitions (Archer Exterminators, Valentine, Florida Exterminating, Summer Rain, Howell, and Longboat Key) related to our core lawn care and pest control segment $0.6 million for the purchase of property, plant and equipment primarily related to Middleton, and $0.3 million for software development costs primarily related to our telecommunications business segment and more particularly to Percipia, Inc. which was sold in fiscal 2007.
     Net cash used in investing activities for fiscal 2006 was $9.0 million compared to $37.4 million in fiscal 2005. In fiscal 2006 the primary source of cash from investing activities was $3.6 million related to the sale of substantially all the assets of our high frequency radio business. The primary uses of cash in fiscal 2006 from investing activities were $11.4 million cash paid for business acquisitions (Spa Creek, Paragon, Pestec, and Ron Fee) related to our core lawn care and pest control segment, $0.8 million for the purchase of property, plant and equipment primarily related to Middleton, and $0.3 million for software development costs primarily related to our telecommunications business segment and more particularly to Percipia which was disposed of in fiscal 2007. In fiscal 2005 the primary source of cash from investing activities was $2.9 million of proceeds received from the redemption of a held to maturity investment. The primary uses of cash in fiscal 2005 from investing activities were $39.5 million net cash paid for business acquisitions (Middleton and Four Seasons) related to our core lawn care and pest control segment, $0.5 million for software development costs primarily related to our telecommunications business segment and more particularly to Percipia, Inc., $0.3 million for the purchase of property, plant and equipment primarily related to Middleton.
     Net cash provided by financing activities for fiscal 2007 was $1.9 million compared to $9.0 million in fiscal 2006. In fiscal 2007 the primary sources of cash from financing activities were $3.0 million from the repayment of debt from Percipia and $0.3 million from the repayment of a note receivable. The primary use of cash from financing activities in fiscal 2007 was $1.4 million for the net repayment of our line of credit and other notes payable.
     Net cash provided by financing activities for fiscal 2006 was $9.0 million compared to $34.4 million in fiscal 2005. In fiscal 2006 the primary sources of cash from financing activities was $13.4 million from the sale of common stock. The primary uses of cash from financing activities in fiscal 2007 were $4.2 for the net repayment of our line of credit and other notes payable and $0.2 million for the repurchase of Sunair Services Corporation stock. In fiscal 2005 the primary sources of cash from financing activities were $24.2 million proceeds from the sale of common stock, $10.0 million net proceeds from our line of credit and $0.3 million proceeds from the exercising of stock options. The primary use of cash for financing activities in fiscal 2005 was $0.1 million for the repayment of notes payable.
     Cash flows from discontinued operations are included in the consolidated statement of cash flows within operating, investing and financing activities. The absence of cash flows from discontinued operations is not expected to impact future liquidity or capital resources.
     Our uses of cash for fiscal 2008 will be principally for working capital needs, capital expenditures and debt service. We are not anticipating significant acquisition activity in fiscal 2008. We believe that we can fund our planned business activities from a combination of cash flows from operations and funds available under our revolving line of credit which we are in the process of amending pursuant to a binding term sheet dated January 14, 2008 which has been approved by the existing lender.
Contractual Obligations and Commitments
The following table reflects our significant contractual obligations and other commitments as of September 30, 2007:

		Less Than	1 to 3	3 to 5	More Than
	Total	1 Year	Years	Years	5 Years
Long — Term Debt Obligations	$17,670,928	$405,484	$16,701,172	$564,272	$—
Capital Lease Obligations	16,353	3,545	8,781	4,027	—
Operating Lease Obligations	10,020,888	3,216,030	4,637,775	2,033,967	133,116

	$27,708,169	$3,625,059	$21,347,728	$2,602,266	$133,116

Off-Balance Sheet Arrangements
     We do not have any significant off-balance sheet arrangements.
Critical Accounting Policies
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and the disclosure of contingencies. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be materially different from those estimates. The following policies are those that we consider to be the most critical. See Note 1, “Summary of Significant Accounting Policies,” for further description of these and all other accounting policies.
     Accounts receivable
     Accounts receivable consist of balances due from sales. We perform periodic credit evaluations of our customers and maintain an allowance for potential credit losses based on historical experience and other information available to management. As of September 30, 2007 and 2006, we established an allowance of $334,419 and $364,630, respectively.

     Inventories
     Inventories, which consist of raw materials, work-in-process, and finished goods, are stated at the lower of cost or market value, cost being determined using the first in, first out method. We record reserves for inventory shrinkage and obsolescence when considered necessary. As of September 30, 2007 and 2006, we established an allowance of $691,954 and $432,413, respectively.
     Software costs
     We capitalize certain costs associated with software development in accordance with Financial Accounting Standards Board (“FASB”) No. 86 “FASB No. 86” Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. We amortize software costs for periods of 5 to 10 years, the estimated useful life of the asset. At September 30, 2007 and 2006, the Company capitalized software costs amounting to $359,375 and $3,938,465, respectively. During 2007, the Company sold the outstanding shares of Percipia where most of the software costs were incurred.
     Goodwill and other intangible assets
     Goodwill represents the excess of costs over fair value of net assets of businesses acquired. Pursuant to FASB Statement No. 142 (“FASB No. 142”), Goodwill and Other Intangible Assets, goodwill acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of FASB No. 142. The Company tests goodwill for impairment as of September 30 of each year and, more frequently, if a triggering event occurs utilizing a valuation study. Recoverability of goodwill is evaluated using a two-step process. The first step involves a comparison of the fair value of the reporting unit with its carrying amount. If a reporting unit’s carrying amount exceeds its fair value, the second step is performed. The second step involves a comparison of the implied fair value and carrying value of that reporting unit’s goodwill. To the extent that a reporting unit’s carrying amount exceeds the implied fair value of its goodwill, an impairment loss is recognized.
     In performing this assessment, management uses the income approach and the similar transactions method of the market approach to develop the fair value of the reporting unit in order to assess its potential impairment of goodwill. The income approach is based on a discounted cash flow model which relies on a number of factors, including operating results, business plans, economic projections and anticipated future cash flows. Rates used to discount future cash flows are dependent upon interest rates and the cost of capital at a point in time. The similar transactions method is a market approach methodology in which the fair value of a business is estimated by analyzing the prices at which companies similar to the subject, which are used as guidelines, have sold in controlling interest transactions (mergers and acquisitions). Target companies are compared to the subject company, and multiples paid in transactions are analyzed and applied to subject company data, resulting in value indications. Comparability can be affected by, among other things, the product or service produced or sold, geographic markets served, competitive position, profitability, growth expectations, size, risk perception, and capital structure. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of goodwill impairment. It is possible that assumptions underlying the impairment analysis will change in such a manner that impairment in value may occur in the future.
     As of September 30, 2007, we were not aware of any items or events that would cause us to adjust the recorded value of goodwill for impairment. Based upon the most recent assessment as of September 30, 2007, the estimated fair value of the reporting unit exceeded its carrying amount by approximately $4.3 million. Asset impairment of $852,683 was recorded relating to Percipia’s goodwill during the year ended September 30, 2006. See Note 15 — Goodwill and Intangible Assets to our consolidated financial statements included herein in Item 8. Management believes the most significant assumptions which would have an effect on the estimated fair value of goodwill are the growth rate and the weighted average cost of capital. At September 30, 2007, the Company used a growth rate of 15.3% for 2008, 7% for 2009, 8% for 2010, 9% for 2011 and 10% for 2012. The weighted average cost of capital used was 14.25%. Management estimates that a one percentage point increase in the weighted average cost of capital results in a $2.1 million excess of carrying value of the reporting unit over estimated fair value and a one percentage decrease in the sales growth rate would result in a $1.8 million excess of estimated fair value over carrying value of the reporting unit.
     FASB No. 142 also requires that customer lists and intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets (“FASB No. 144”). Customer lists are stated at fair value based on the discounted cash flows over the estimated life of the customer contracts and relationships. We used a consulting firm to perform a valuation study at the time of acquisition of Middleton to determine the value and estimated life of customer lists purchased in order to assist management in determining an appropriate method in which to amortize the asset. The amortization life is based on historic analysis of customer relationships combined with estimates of expected future revenues from customer accounts. Middleton has applied the same acquisition method on all of the subsequent acquisitions. We previously amortized customer lists on a straight-line basis over the expected life of the customer of 8 years.
     In the fourth quarter of 2007, the Company performed an extensive analysis to reassess the expected life of the customer lists and concluded that the expected life of the customer should be adjusted from 8 years to 5 years. The change in the estimated useful life used to account for customer lists resulted from our ongoing analysis of all pertinent factors, including actual customer attrition data, demand, and competition. The pertinent factors have been influenced by management’s ongoing customer retention programs, as well as tactical and strategic initiatives to improve service delivery, customer satisfaction, and the credit worthiness of the subscriber customer base. In accordance with FASB Statement No. 154, Accounting Changes and Error Corrections, (“FASB No. 154”) the change in estimated useful life of customer lists is accounted for prospectively. The effect of the change in estimated useful life for customer lists increased the loss from continuing operations and net loss by approximately $442,000 each and decreased basic and diluted earnings per share by $0.03 for 2007.
     Impairment of long-lived assets and long-lived assets to be disposed of
     In accordance with FASB No. 144, we review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceed the estimated fair value. Assets to be disposed of are reported at the lower of the carrying amount or estimated fair value less costs to sell.
     Revenue recognition
     Service revenues are recorded and recognized at the date of service completion. Sales revenues are recorded when products are shipped, title has passed to unaffiliated customers, and collectibility is reasonably assured. Installation revenues are considered earned at the time the project is completed. Maintenance contracts are recorded as unearned revenues at the time of collection and are recognized as income monthly over the term of the contract. Interest and dividends earned on investments are recorded when earned.

     Income Taxes
     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce tax assets to the amounts expected to be realized. In assessing the likelihood of realization, we consider estimates of future taxable income.
     In July 2006, the FASB issued Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes” and FSP FIN 48-1, which amended certain provisions of FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company determine whether the benefits of the Company’s tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. The provisions of FIN 48 also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective as of the beginning of the 2008 calendar year, with the cumulative effect of a change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact that the adoption of FIN 48 will have on its future results of operations and financial position.
     We currently have provided for a full valuation allowance against our net deferred tax assets. Based on the available objective evidence, management does not believe it is more likely than not that the net deferred tax assets will be realizable in the future. An adjustment to the valuation allowance would benefit net income in the period in which such determination is made if we determine that we would be able to realize our deferred tax assets in the foreseeable future. Our federal and state net operating loss carryforwards, amounting to approximately $12.7 million, begin to expire in 2026.
Recent Accounting Pronouncements
     See Note 1, “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements for a discussion of recent accounting pronouncements and their effect, if any, on the Company.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
     Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk in the areas of changes in United States and international borrowing rates and changes in foreign currency exchange rates. Historically and as of September 30, 2007, we have not used derivative instruments or engaged in hedging activities to minimize market risk.
Interest Rate Risk
     Our exposure to market risk resulting from changes in interest rates results from the variable rate of our credit facility with Wachovia Bank, National Association. An increase in interest rates would result in lower earnings and increased cash outflow and lower borrowing capacity. The interest rate on our credit facility is compounded daily based upon the LIBOR rate, plus a variable percentage based on our leverage ratio. The effect of each 1% increase in the LIBOR rate on our credit facility would result in an annual increase in interest expense of less than $0.1 million. We do not believe that near-term changes in the interest rates, if any, will result in a material effect on our financial condition or results of operation.
Exchange Rate Risk
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The financial statements and supplemental data required pursuant to this Item is as follows:

Page
Number(s)
Report of Independent Registered Public Accounting Firm	25

Financial Statements:

Consolidated Balance Sheets as of September 30, 2007 and 2006	26

Consolidated Statements of Operations for Each of the Years in the Three-Year Period Ended September 30, 2007	28

Consolidated Statements of Stockholders’ Equity and Comprehensive (Loss) Income for Each of the Years in the Three-Year Period Ended September 30, 2007	29

Consolidated Statements of Cash Flows For Each of the Years in the Three-Year Period ended September 30, 2007	30

Notes to Consolidated Financial Statements	32

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Audit Committee, Board of Directors
and Stockholders of Sunair Services Corporation
and Subsidiaries
We have audited the consolidated financial statements of Sunair Services Corporation and Subsidiaries as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sunair Services Corporation and Subsidiaries as of September 30, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2007 in conformity with accounting principles generally accepted in the United States of America.
Berenfeld Spritzer Shechter & Sheer
Certified Public Accountants
Fort Lauderdale, Florida
January 14, 2008

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30,

	2007	2006
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$2,781,838	$1,601,110
Accounts receivable, net	3,481,064	4,919,595
Income tax receivable	—	352,393
Inventories, net	1,826,636	2,328,205
Deferred tax asset, net	—	137,387
Prepaid and other current assets	2,185,909	1,174,592
Note receivable — current portion	—	334,986

Total Current Assets	10,275,447	10,848,268

PROPERTY, PLANT, AND EQUIPMENT, net	2,118,552	2,538,434

OTHER ASSETS:
Deferred tax asset	—	—
Note receivable	2,000,000	2,000,000
Software costs, net	359,375	3,938,465
Customer list, net	10,958,234	11,247,099
Goodwill	60,675,353	52,818,269
Other assets	390,294	522,427

Total Other Assets	74,383,256	70,526,260

TOTAL ASSETS	$86,777,255	$83,912,962

See accompanying notes to the consolidated financial statements.

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30,

	2007	2006
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accounts payable	$2,346,395	$2,743,523
Accrued expenses	4,263,674	2,831,162
Unearned revenues	952,417	589,365
Customer deposits	3,166,264	2,677,364
Notes payable and capital leases, current portion	409,029	147,170

Total Current Liabilities	11,137,779	8,988,584

LONG TERM LIABILITIES:

Notes payable and capital leases, net of current portion	5,545,456	1,743,669
Note payable -related party	5,000,000	5,000,000
Revolving line of credit	6,732,796	8,000,000
Deferred tax liability	—	112,226

Total Long Term Liabilities	17,278,252	14,855,895

TOTAL LIABILITIES	28,416,031	23,844,479

COMMITMENTS & CONTINGENCIES

STOCKHOLDERS’ EQUITY:

Preferred stock, no par value, 8,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.10 par value, 100,000,000 shares authorized, 13,091,088 and 13,007,559 shares issued and outstanding at September 30, 2007 and 2006, respectively	1,309,110	1,300,757
Additional paid-in capital	52,378,437	51,548,768
Retained earnings	4,585,007	7,200,197
Accumulated other comprehensive gain — cumulative translation adjustment	88,670	18,761

Total Stockholders’ Equity	58,361,224	60,068,483

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$86,777,255	$83,912,962

See accompanying notes to the consolidated financial statements.

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE YEARS ENDED SEPTEMBER 30,

	2007	2006	2005
SALES
Lawn and pest control services sales	$52,439,089	$46,446,850	$12,822,000
Telephone communications sales	11,634,300	3,867,858	5,498,622

Total sales	64,073,389	50,314,708	18,320,622

COST OF SALES
Lawn and pest control services cost of sales	19,285,950	18,132,029	4,546,999
Telephone communications cost of sales	5,557,335	1,774,289	4,472,029

Total cost of sales	24,843,285	19,906,318	9,019,028

GROSS PROFIT	39,230,104	30,408,390	9,301,594

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	41,680,733	33,300,276	10,614,264

LOSS FROM OPERATIONS	(2,450,629)	(2,891,886)	(1,312,670)

OTHER INCOME (EXPENSES):
Interest income	227,250	6,758	34,338
Interest expense	(1,229,066)	(1,172,222)	(16,987)
Gain on disposal of assets	27,896	27,421	11,362
Other income	—	102,948	—

Total Other Income (Expenses)	(973,920)	(1,035,095)	28,713

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(3,424,549)	(3,926,981)	(1,283,957)

INCOME TAX (EXPENSE) BENEFIT	(337,065)	173,830	434,215

LOSS FROM CONTINUING OPERATIONS	(3,761,614)	(3,753,151)	(849,742)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX BENEFIT/(PROVISION) OF $288,062, $356,632 AND $(18,657) IN 2007, 2006 AND 2005, RESPECTIVELY	1,146,424	(2,026,627)	1,445,299

NET (LOSS) INCOME	$(2,615,190)	$(5,779,778)	$595,557

BASIC AND DILUTED INCOME (LOSS) PER SHARE:
CONTINUING OPERATIONS	$(0.29)	$(0.30)	$(0.11)

DISCONTINUED OPERATIONS	$0.09	$(0.16)	$0.19

NET (LOSS) INCOME	$(0.20)	$(0.46)	$0.08

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	13,066,429	12,352,083	7,556,857

DILUTED	13,066,429	12,352,083	7,556,857

See accompanying notes to the consolidated financial statements.

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
AND COMPREHENSIVE (LOSS) INCOME
FOR THE YEARS ENDED SEPTEMBER 30,

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance at September 30, 2004	4,006,620	$400,662	$3,852,106	$12,575,217	$—	$16,827,985
Comprehensive income:
Net income	—	—	—	595,557	—	595,557
Currency translation adjustment	—	—	—	—	(24,429)	(24,429)

Comprehensive income				595,557	(24,429)	571,128
Shares issued in acquisition of Middleton	1,028,807	102,881	9,897,119	—	—	10,000,000
Private placement, net of issuance costs	5,000,000	500,000	23,673,203	—	—	24,173,203
Stock options exercised	150,950	15,095	337,242	—	—	352,337

Balance at September 30, 2005	10,186,377	1,018,638	37,759,670	13,170,774	(24,429)	51,924,653
Comprehensive income (loss):
Net loss	—	—	—	(5,779,778)	—	(5,779,778)
Currency translation adjustment	—	—	—	—	43,190	43,190

Comprehensive income (loss)				(5,779,778)	43,190	(5,736,588)
Private placement	2,857,146	285,715	13,069,960	—	—	13,355,675
Stock issued for acquisitions	17,036	1,704	98,296	—	—	100,000
Shares purchased and cancelled	(53,000)	(5,300)	—	(190,799)	—	(196,099)
Stock-based compensation expense	—	—	620,842	—	—	620,842

Balance at September 30, 2006	13,007,559	1,300,757	51,548,768	7,200,197	18,761	60,068,483
Comprehensive income (loss):
Net loss				(2,615,190)		(2,615,190)
Currency translation adjustment					69,909	69,909

Comprehensive income (loss)				(2,615,190)	69,909	(2,545,281)
Stock issued for acquisitions	83,529	8,353	336,647			345,000
Stock-based compensation expense			493,022			493,022

Balance at September 30, 2007	13,091,088	$1,309,110	$52,378,437	$4,585,007	$88,670	$58,361,224

See accompanying notes to the consolidated financial statements.

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE YEARS ENDED SEPTEMBER 30,

	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(2,615,190)	$(5,779,778)	$595,557
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	918,486	934,880	435,497
Amortization	2,932,800	2,052,561	976,521
Deferred taxes	25,161	102,276	(145,712)
Goodwill impairment	—	852,863	—
Bad debt reserve	(8,753)	155,437	160,381
Inventories reserve	150,852	(296,251)	99,360
Gain on sale of stock	(639,107)	—	—
Gain on sale of assets	(2,211,214)	584,985	(11,362)
Stock-based compensation expense	493,022	620,842	—
Stock issued for services rendered	45,000	—	—
(Increase) decrease in Assets:
Accounts receivable	1,150,982	383,650	(499,412)
Income tax receivable	352,393	(352,393)	—
Inventories	52,896	(435,168)	82,891
Prepaid and other current assets	(940,099)	404,157	(673,678)
Other assets	170,443	(442,033)	(15,279)
Increase (decrease) in Liabilities:
Accounts payable and accrued expenses	906,949	(1,654,962)	1,414,198
Unearned revenue	52,623	334,579	65,359
Customer deposits	433,954	873,236	(86,921)

Net Cash Provided By (Used In) Operating Activities	1,271,198	(1,661,119)	2,397,400

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant, and equipment	(603,052)	(832,267)	(337,772)
Software development costs	(316,001)	(360,703)	(517,660)
Cash paid for business acquisitions	(4,546,650)	(11,423,832)	(40,934,301)
Proceeds from sale of Percipia	1,034,196	—	1,377,035
Notes and loans — stockholder	—	—	47,804
Proceeds from redemption of held-to-maturity investment	—	—	2,913,601
Net proceeds from sale of assets	2,381,668	3,607,152	12,545

Net Cash (Used In) Investing Activities	$(2,049,839)	$(9,009,650)	$(37,438,748)

See accompanying notes to the consolidated financial statements.

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE YEARS ENDED SEPTEMBER 30,

	2007	2006	2005
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of line of credit (net)	(5,998,681)	(4,000,000)	(7,047,000)
Proceeds from line of credit	4,731,477	—	17,000,000
Repayment of notes payable	(130,807)	(132,136)	(33,585)
Payment on capital leases	(22,191)	(19,450)	(30,703)
Proceeds from payment of Percipia debt	2,969,836
Proceeds from exercise of stock options	—	—	352,337
Stock repurchase	—	(196,099)	—
Proceeds from note receivable	334,986	—	—
Proceeds from sale of common stock, net	—	13,355,675	24,173,203

Net Cash Provided By Financing Activities	1,884,620	9,007,990	34,414,252

Effect of exchange rate fluctuations on cash	74,749	43,190	(24,429)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,180,728	(1,619,589)	(651,525)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,601,110	3,220,699	3,872,224

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,781,838	$1,601,110	$3,220,699

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$—	$—	$400,000

Cash paid during the period for interest	$1,321,023	$1,282,088	$242,905

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued in acquisitions	$345,000	$100,000	$10,000,000

Debt incurred in acquisitions	$4,202,000	$1,475,000	$5,000,000

Note receivable from disposition of business	$—	$2,000,000	$—

See accompanying notes to the consolidated financial statements.

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business activity
Sunair Services Corporation (“Sunair,” the “Company”) is a Florida corporation organized in 1956. In November 2005, the Company name was changed from Sunair Electronics, Inc. to Sunair Services Corporation. During 2007, the Company operated two business segments: Lawn and Pest Control Services and Telephone Communications.
Middleton Pest Control, Inc. (“Middleton”), a Florida corporation, is a wholly owned subsidiary which provides pest control, lawn and shrub care, subterranean and drywood termite control and mosquito reduction services to both residential and commercial customers.
Percipia, Inc. and Subsidiary (“Percipia”), an Ohio corporation, is a wholly owned subsidiary which provides installation and maintenance of telephony systems, and develops and customizes software for telephone systems to various industries, most notably hospitality. On August 1, 2007, we sold all the outstanding shares of Percipia for approximately $4.0 million in cash. See Note 12 — Discontinued Operations.
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

Accounts receivable
Accounts receivable consist of balances due from sales. The Company performs periodic credit evaluations of its customers and maintains an allowance for potential credit losses based on historical experience and other information available to management. At September 30, 2007 and 2006, the Company established an allowance of $334,419 and $364,630, respectively.
Inventories
Inventories, which consist of raw materials, work-in-process, and finished goods, are stated at the lower of cost or market value, cost being determined using the first in, first out method. The Company records reserves for inventory shrinkage and obsolescence, when considered necessary. At September 30, 2007 and 2006, the Company established a reserve of $691,954 and $432,413, respectively.
Property, plant, and equipment
Property, plant and equipment are carried at cost. Depreciation is provided over the estimated useful lives of the assets using the straight-line method. The estimated useful lives used to compute depreciation are as follows:

Buildings and improvements	10 to 30 years
Machinery and equipment	4 to 10 years
The cost of maintenance and repairs is charged to expense as incurred; renewals and betterments are capitalized. When properties are retired or otherwise disposed of, the cost of such properties and the related accumulated depreciation are removed from the accounts.
Software costs
The Company capitalizes certain costs associated with software development in accordance with Financial Accounting Standards Board No. 86 (“FASB No. 86”), Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. The Company amortizes software costs for periods of 5 to 10 years, the estimated useful life of the asset. At September 30, 2007 and 2006, the Company capitalized software costs amounting to $359,375 and $3,938,465, respectively. During 2007, the Company sold the outstanding shares of Percipia where most of the software costs were incurred.
Customer Lists
Customer lists are stated at fair value based on the discounted cash flows over the estimated life of the customer contracts and relationships. The Company obtained a valuation study at the time of acquisition of Middleton to determine the value and estimated life of customer lists purchased in order to assist management in determining an appropriate method in which to amortize the asset. The amortization life is based on historic analysis of customer relationships combined with estimates of expected future revenues from customer accounts. Middleton has applied the same valuation method on all of the subsequent acquisitions. Customer lists and intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, (“FASB No. 144”).
The Company previously amortized customer lists on a straight-line basis over the weighted average expected life of the customer of 8 years. In the fourth quarter of 2007, the Company performed an extensive analysis to reassess the expected life of the customer lists and concluded that the expected life of the customer should be adjusted from 8 years to 5 years. The change in the estimated useful life used to account for customer lists resulted from our ongoing analysis of all pertinent factors, including actual customer attrition data, demand, and competition. The pertinent factors have been influenced by management’s ongoing customer retention programs, as well as tactical and strategic initiatives to improve service delivery, customer satisfaction, and the credit worthiness of the subscriber customer base. In accordance with FASB Statement No. 154, Accounting Changes and Error Corrections, (“FASB No. 154”), the change in estimated useful life of customer lists is accounted for prospectively. The effect of the change in estimated useful life for customer lists increased the loss from continuing operations and net loss by approximately $442,000 each and decreased basic and diluted earnings per share by $0.03 for 2007. Amortization expense for the years ended September 30, 2007, 2006 and 2005 amounted to $2,223,545, $1,506,179 and $441,750.

Goodwill
Goodwill represents the excess of costs over fair value of net assets of businesses acquired. Pursuant to FASB Statement No. 142 (“FASB No. 142”), Goodwill and Other Intangible Assets, goodwill acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of FASB No. 142. The Company tests goodwill for impairment as of September 30 of each year and, more frequently, if a triggering event occurs utilizing a valuation study. Recoverability of goodwill is evaluated using a two-step process. The first step involves a comparison of the fair value of the reporting unit with its carrying amount. If a reporting unit’s carrying amount exceeds its fair value, the second step is performed. The second step involves a comparison of the implied fair value and carrying value of that reporting unit’s goodwill. To the extent that a reporting unit’s carrying amount exceeds the implied fair value of its goodwill, an impairment loss is recognized.
In performing this assessment, management uses the income approach and the similar transactions method of the market approach to develop the fair value of the Reporting Unit in order to assess its potential impairment of goodwill. The income approach is based on a discounted cash flow model which relies on a number of factors, including operating results, business plans, economic projections and anticipated future cash flows. Rates used to discount future cash flows are dependent upon interest rates and the cost of capital at a point in time. The similar transactions method is a market approach methodology in which the fair value of a business is estimated by analyzing the prices at which companies similar to the subject, which are used as guidelines, have sold in controlling interest transactions (mergers and acquisitions). Target companies are compared to the subject company, and multiples paid in transactions are analyzed and applied to subject company data, resulting in value indications. Comparability can be affected by, among other things, the product or service produced or sold, geographic markets served, competitive position, profitability, growth expectations, size, risk perception, and capital structure. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of goodwill impairment. It is possible that assumptions underlying the impairment analysis will change in such a manner that impairment in value may occur in the future.
As of September 30, 2007, the Company was not aware of any items or events that would cause an adjustment to the recorded value of goodwill for impairment. Based upon the most recent assessment as of September 30, 2007, the estimated fair value of the reporting unit exceeded its carrying amount by approximately $4.3 million. Asset impairment of $852,683 was recorded relating to Percipia’s goodwill during the year ended September 30, 2006. See Note 15 — Goodwill and Intangible Assets. Management believes the most significant assumptions which would have an effect on the estimated fair value of goodwill are the sales growth rate and the weighted average cost of capital. At September 30, 2007, the Company used a growth rate of 15.3% for 2008, 7% for 2009, 8% for 2010, 9% for 2011 and 10% for 2012. The weighted average cost of capital used was 14.25%. Management estimates that a one percentage point increase in the weighted average cost of capital results in a $2.1 million excess of carrying value of the reporting unit over estimated fair value and a one percentage decrease in the sales growth rate would result in a $1.8 million excess of estimated fair value over carrying value of the reporting unit.
Impairment of long-lived assets and long-lived assets to be disposed of
In accordance with FASB No. 144, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceed the estimated fair value. Assets to be disposed of are reported at the lower of the carrying amount or estimated fair value less costs to sell. No asset impairment occurred during the years ended September 30, 2007, 2006, and 2005.
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
Revenue recognition
Service revenues are recorded and recognized at the date of service completion. Sales revenues are recorded when products are shipped, title has passed to unaffiliated customers, and collectibility is reasonably assured. Installation revenues are considered earned at the time the project is completed. Maintenance contracts are recorded as unearned revenues at the time of collection and are recognized as income monthly over the term of the contract. Interest and dividends earned on investments are recorded when earned.
Leases
In accordance with FASB Statement No. 13, Accounting for Leases, (“FASB No. 13”), the Company performs a review of newly acquired leases to determine whether a lease should be treated as a capital or operating lease. Capital lease assets are capitalized and depreciated over the term of the initial lease. A liability equal to the present value of the aggregated lease payments is recorded utilizing the stated lease interest rate. If an interest rate is not stated the Company will determine an estimated cost of capital and utilize that rate to calculate the present value. If the lease has an increasing rate over time and/or is an operating lease, all leasehold incentives, rent holidays, or other incentives will be considered in determining if a deferred rent liability is required. Leasehold incentives are capitalized and depreciated over the initial term of the lease. At September 30, 2007 and 2006, the outstanding capital lease payable amounted to $16,353 and $19,432 respectively.
Advertising costs
The Company expenses advertising costs as incurred. Advertising expenses totaled $3,181,541, $2,727,660 and $1,230,226 for the years ended September 30, 2007, 2006 and 2005, respectively.
Research and development
Expenditures for research and development are charged to operations as incurred. Total research and development expenses amounted to $-0-, $325,043 and $176,000 for the years ended September 30, 2007, 2006 and 2005, respectively. The expenditures for the years ended September 30, 2006 and 2005 related to Sunair Communications and are included in loss from discontinued operations for the respective years.

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
Comprehensive Income
Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes certain changes in equity that are excluded from net income. At September 30, 2007, 2006 and 2005, accumulated other comprehensive income was comprised of cumulative foreign currency translation adjustments which were immaterial.
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
Concentration of credit risk
The Company at various times during the year maintains cash balances in excess of federally insured (FDIC) limits. The uninsured balances were $2,462,838, $1,284,026 and $2,044,785 at September 30, 2007, 2006 and 2005, respectively.
Business Risk
The Company derives a portion of its revenue from international operations, under U.S. dollar denominated contracts. Risks associated with operating in international markets include equipment seizure, political instability, expropriation, nationalization, modification or renegotiation of contracts, war and civil disturbances or other risks that may limit or disrupt markets. See Note 17 — Segment and Geographic Information.
Stock-based Compensation
Effective January 1, 2006, the Company adopted FASB Statement No.123 (revised 2004), “Share-Based Payments” (“FASB No. 123R”). The Company adopted FASB No. 123R using the modified prospective basis. Under this method, compensation costs recognized beginning January 1, 2006 included costs related to 1) all share-based payments granted prior to but not yet vested as of January 1, 2006, based on previously estimated grant-date fair values and 2) all share-based payments granted subsequent to December 31, 2005 based on the grant-date fair value estimated in accordance with the provisions of FASB No. 123R. The Company has continued to use the Black-Scholes option pricing model to estimate the fair value of stock options granted subsequent to the date of adoption of FASB No. 123R.
Prior to January 1, 2006, the Company applied the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for its fixed plan stock options. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. All options granted under the Company’s 2004 Stock Incentive Plan and the Company’s prior stock option plan had exercise prices equal to the fair market value of the underlying common stock on the date of grant. Accordingly, for the year ended September 30, 2005, stock-based compensation was recorded in accordance with APB No. 25. See Note 10- Stock Options.
Income taxes
The Company accounts for income taxes using FASB Statement No. 109, Accounting for Income Taxes (“FASB No. 109”), which requires recognition of deferred tax liabilities and assets for expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recorded for deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized. In July 2006, the FASB issued Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes” and FSP FIN 48-1, which amended certain provisions of FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company determine whether the benefits of the Company’s tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. The provisions of FIN 48 also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective as of the beginning of the 2008 calendar year, with the cumulative effect of a change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact that the adoption of FIN 48 will have on its future results of operations and financial position.

Reclassification
Certain reclassifications of amounts previously reported have been made to the accompanying consolidated financial statements in order to maintain consistency and comparability between periods presented.
In August 2007, the Company sold Percipia and in September 2006, the Company sold substantially all the assets of Sunair Communications, Inc.. For purposes of comparability, the results of these operations have been reclassified from continuing operations to discontinued operations for all years presented in the accompanying consolidated statements of operations.
Recent Accounting Pronouncements
In June 2006, the FASB ratified the provisions of Emerging Issues Task Force (“EITF”) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF Issue No. 06-3 requires that the presentation of taxes within revenue-producing transactions between a seller and a customer, including but not limited to sales, use, value added, and some excise taxes, should be on either a gross (included in revenue and cost) or a net (excluded from revenue) basis. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The disclosure of those taxes can be done on an aggregate basis. EITF Issue No. 06-3 is effective for fiscal years beginning after December 15, 2006, which will be the Company’s fiscal 2008. The adoption of EITF Issue No. 06-3 did not have a material impact on the Company’s consolidated results of operations or financial position.
In December 2007, the FASB issued SFAS No. 141 (revised 2007) “Business Combinations” (“FASB No. 141(R)”). FASB No. 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. FASB No. 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any non-controlling interest at their fair values as of the acquisition date. FASB No. 141(R) also requires that acquisition-related costs be recognized separately from the acquisition. FASB No. 141(R) is effective for the Company for fiscal 2010. The Company is currently assessing the impact of FASB No. 141(R) on its consolidated financial position and results of operations.
In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“FASB No. 160”).” The objective of FASB No. 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations. FASB No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of FASB No. 141 (R). This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this Statement is the same as that of the related Statement 141(R). FASB No. 160 will be effective for the Company’s fiscal 2010. This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115 (“FASB No. 159”). FASB No. 159 gives the Company the irrevocable option to carry most financial assets and liabilities at fair value, with changes in fair value recognized in earnings. FASB No. 159 is effective for the Company’s 2009 fiscal year, although early adoption is permitted. The Company is currently assessing the potential effect of FASB No. 159 on its financial statements.
In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“FASB No. 157”). FASB No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. FASB No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. On December 14, 2007, the FASB issued proposed FASB Staff Position No. FAS 157-b, Effective Date of FASB No. 157 (“Proposed FSP). The Proposed FSP would amend FASB No. 157, to delay the effective date of FASB No. 157 for all nonfinanical assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). The Proposed FSP defers the effective date of FASB No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of the Proposed FSP. FASB No. 157 will be effective for the Company’s 2010 fiscal year, although early adoption is permitted. The Company is currently assessing the potential effect of FASB No. 157 on its financial statements.
In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. The Company adopted SAB 108 at the end of fiscal 2007, and the adoption did not have a material impact on the Company’s financial statements.
NOTE 2 — ACQUISITIONS
In fiscal 2007, Middleton acquired 6 pest control service and lawn care service companies.
Acquisition of Archer Exterminators, Inc. (“Archer”)
On November 30, 2006 Middleton entered into an Asset Purchase Agreement to acquire substantially all of the assets of Archer for $3,300,000 consisting of $1,500,000 cash, $1,500,000 in the form of a subordinated promissory note and 73,529 shares of the Company’s common stock valued at $300,000. In addition, the company incurred approximately $150,400 in transaction costs. The shares were issued in January, 2007.
Acquisition of Valentine’s Indoor Pest Management, Inc. (“Valentine”)
On February 8, 2007 Middleton acquired substantially all the assets of Valentine, headquartered in St. Cloud, Florida for approximately $43,400, consisting of $18,432 in cash and $25,000 in the form of a promissory note.
Acquisition of David Burke, Inc. D/B/A Florida Exterminating (“Florida Exterminating”)
On April 30, 2007, Middleton acquired substantially all the assets of Florida Exterminating, a pest control company headquartered in Tampa, Florida for approximately $815,000 consisting of $580,000 in cash and $235,000 in the form of a promissory note.

Acquisition of Summer Rain Fertilization Company (“Summer Rain”)
On May 31, 2007, Middleton acquired substantially all the assets of Summer Rain, a lawn care services company headquartered in Margate, Florida for approximately $1.0 million, consisting of $500,000 in cash and $500,000 in the form of a promissory note.
Acquisition of Howell Environmental, Inc. (“Howell”)
On August 21, 2007, Middleton acquired substantially all the assets of Howell, a lawn care and pest control services company located in West Palm Beach, Florida, for approximately $2.3 million, consisting of $925,000 in cash and $1.4 million in the form of a promissory note with $1.0 million secured by a letter of credit.
Acquisition of Longboat Key Pest Control, Inc. (“Longboat Key”)
On September 20, 2007, Middleton acquired substantially all of the assets of Longboat Key, a lawn care and pest control services company located in Longboat, Florida for $1.7 million, consisting of $1.0 million in cash, $542,000 in the form of a promissory note and $158,000 to be paid over a two year period at 50% of the collections related to a large commercial customer. The $158,000 is considered contingent purchase price and will be recorded as part of the purchase price allocation at the time it becomes probable that the contingency will be resolved and payment will be received.

The following table sets forth the allocation of the purchase price for tangible and intangible assets associated with the above 2007 acquisitions and their related acquired assets and liabilities assumed as of September 30, 2007:

Goodwill	$7,857,084
Customer list	1,934,681
Accounts receivable	568,880
Inventory	49,219
Fixed assets	513,949
Prepaid expenses	210,644
Customer deposits	(75,484)
Deferred revenue	(677,539)

Total	$10,381,434

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
Acquisition of Par Pest Control, Inc., D/B/A Paragon Termite & Pest Control (“Paragon”)
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

Acquisition of Four Seasons Lawn and Pest Control, Inc. (“Four Seasons”)
On July 29, 2005 the Company, through its wholly-owned subsidiary, Middleton entered into an Asset Purchase Agreement to acquire substantially all of the assets of Four Seasons for $1,423,760.
Acquisition of Middleton
On June 7, 2005, the Company, Sunair Southeast Pest Holdings, Inc., a wholly owned subsidiary of the Company (“Pest Holdings”), and the selling shareholders (collectively, the “Sellers”) of Middleton, a Florida corporation, entered into a stock purchase agreement (the “Stock Purchase Agreement”) pursuant to which, on the same date, Pest Holdings acquired from the Sellers 100% of the issued and outstanding shares of capital stock of Middleton. The aggregate purchase price for the outstanding capital stock of Middleton was $50,000,000, which was comprised of: (i) $35,000,000 in cash; (ii) $5,000,000 in the form of a subordinated promissory note; and (iii) 1,028,807 shares of the Company’s common stock. The Company also incurred closing costs of $1,610,541 and assumed liabilities of approximately $1.4 million for a total purchase price of $53,015,541.
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

Reporting Period
The accompanying consolidated financial statements for the year ended September 30, 2007 (the “2007 Financial Statements”), depict the results of operations and cash flows of Sunair Services Corporation, Middleton and Telecom, for the twelve months ended September 30, 2007. The 2007 Financial Statements also includes the operations for the entities acquired in 2007 from the respective dates of acquisition. The accompanying consolidated financial statements for the year ended September 30, 2006 (the “2006 Financial Statements”), depict the results of operations and cash flows of Sunair Services Corporation, , Middleton, and Telecom for the twelve months ended September 30, 2006. The 2006 Financial Statements also include the operations for the entities acquired in 2006 from the respective dates of acquisition. The accompanying consolidated financial statements for the year ended September 30, 2005 depict the results of operations and cash flows of Sunair Services Corporation;, and Telecom for the twelve months ended September 30, 2005 and the results of operations and cash flows of Middleton from June 1, 2005 (effective date of acquisition) to September 30, 2005. The results of operations for Sunair Communications and Percipia have been reclassified from continuing operations to discontinued operations for all years presented in the accompanying consolidated statements of operations.
Pro-Forma Results of Operations
The following set forth the Company’s results of operations for the year ended September 30, 2007, 2006 and 2005 as if the acquisitions and dispositions (see Note 12-Discontinued Operations) had taken place on October 1, 2004.

	2007	2006	2005
Revenues	$68,617,701	$63,404,288	$57,863,308
Net (loss) income	(1,636,093)	$(4,132,414)	$3,205,472
Net (loss) income per share
Basic	$(0.13)	$(0.33)	$0.42
Diluted	$(0.13)	$(0.33)	$0.28
NOTE 3 — INVENTORIES
     Inventories consist of the following at September 30, 2007 and 2006:

	2007	2006
Materials	$1,146,261	$1,430,453
Work in progress	—	170,491
Finished goods	680,375	727,261

	$1,826,636	$2,328,205

The Company establishes reserves for inventory shrinkage and obsolescence. Reserves for inventory shrinkage and obsolescence amounted to $691,954 and $432,413 at September 30, 2007 and 2006, respectively.
NOTE 4 — NOTE RECEIVABLE
As partial payment for goods and services delivered, a foreign government agency issued a note to one of the Company’s high-frequency customers. The customer assigned an interest therein to the Company valued at approximately $335,000 at September 30, 2006 and 2005, respectively. The note matured and was paid off on April 15, 2007.

Pursuant to the Asset Purchase Agreement on September 8, 2006 between the Company and Sunair Holdings, LLC (“Sunair Holdings”), as disclosed in Note 12-Discontinued Operations, the Company received a three year subordinated promissory note as partial payment for the sale of substantially all of the assets of Sunair Communications. The $2.0 million note issued by Sunair Holdings is guaranteed by the members of Sunair Holdings, matures on September 8, 2009 and bears interest at one year LIBOR plus 3% (8.275% at September 30, 2007) which is payable monthly starting on October 1, 2006. At September 30, 2007 interest receivable included in the accompanying consolidated balance sheets amounted to $55,560, which was paid as of December 21, 2007. The interest receivable at September 30, 2006 was insignificant. The Company’s former Chief Financial Officer, who also was the former Chief Financial Officer of Sunair Communications, and the Company’s former President, who also was the former President of Sunair Communications, are also affiliates of Sunair Holdings.
NOTE 5 — PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following at September 30:

	2007	2006
Land	$—	$38,185
Building and improvements	1,146,561	1,920,565
Automobiles	3,288,057	3,131,572
Machinery and equipment	3,545,880	3,577,360

	7,980,498	8,667,682
Accumulated Depreciation	5,861,946	6,129,248

	$2,118,552	$2,538,434

Depreciation expense consists of $908,226, $934,880 and $435,497 during the years ended September 30, 2007, 2006 and 2005, respectively.
On November 20, 2006, the Company sold real estate property related to the discontinued high frequency radio segment (see Note 12-Discontinued Operations). The cost of property sold was comprised of: (i) land of $38,185, (ii) building and improvements of $1,119,813 and (iii) accumulated depreciation of $990,724. Total net proceeds of the sale amounted to $2.4 million.
NOTE 6 — REVOLVING LINE OF CREDIT
The Company has a line of credit with a financial institution collateralized by substantially all of the assets of the Company. The maximum credit limit is $16,000,000. Interest is compounded daily based upon the London Interbank Offering Rate (LIBOR) plus a variable percentage based on the leverage ratio. The interest rate at September 30, 2007 was approximately 7.62%. The revolving line of credit has a commitment fee in the amount of .375% per annum on the average daily unused amount of the aggregate revolving committed amount. The outstanding balance on the revolving line of credit at September 30, 2007 and 2006, respectively, amounted to $6,732,796 and $8,000,000. At September 30, 2007, the availability under the revolving line of credit amounted to $9,005,462.
On May 14, 2007, the Company amended the terms of its credit agreement to extend the maturity date to April 1, 2008 and to reduce the capacity under the revolving line of credit from $20.0 million to $16.0 million. This amendment also modifies certain financial covenants. The leverage ratio was increased and the consolidated EBITDA requirement was reduced. On August 14, 2007, the Company obtained a subsequent extension of the maturity date on the credit agreement to October 1, 2008.
As of September 30, 2007, the Company was in compliance with its covenants. The Company is in the process of amending its existing credit agreement pursuant to a binding term sheet dated January 14, 2008. See Note 20- Subsequent Events for additional information.
NOTE 7 — NOTES PAYABLE
Note payable with a financial institution for equipment purchases. The note is collateralized by certain automobile equipment and bears interest at 5.60% per annum, payable in monthly installments of principal and interest in the amount of $5,794 through September 29, 2008. This note was paid off during fiscal 2007. The balance at September 30, 2006, totaled $131,589. The Company also has a capital lease for certain office equipment. The balance of the capital lease at September 30, 2007 and 2006 amounted to $16,353 and $19,432, respectively.
Note payable with a financial institution for leased office build out costs. The note bears interest at 5.60% per annum, payable in monthly installments of principal and interest in the amount of $3,285 through March 29, 2011. Balances at September 30, 2007 and 2006, totaled $192,367 and $156,212, respectively.
Notes payable with financial institutions for automobile loans. Interest rates range from 0% to 9% per annum, payable in monthly installments of principal and interest ranging in the amounts of $220 to $687, expiring in various years through 2010. Balances at September 30, 2007 and 2006, totaled $68,765 and $99,215, respectively.

The Company has notes payable relating to certain acquisitions as described in Note 2- Acquisitions. During fiscal 2007 and 2006, the Company entered into $4,202,000 and $1,475,000 of acquisition related notes payable which bear interest at 6% per annum, with interest payable in semi-annual installments ranging in the amounts of $3,000 to $36,000 and principal due at maturity. The notes expire in various years through 2011. The note payable balances for the acquisition debt at September 30, 2007 and 2006, totaled $5,677,000 and $1,475,000, respectively. At September 30, 2007, $275,000 of these acquisition notes payable were classified as current portion and none were current at September 30, 2006..
Interest expense incurred for the notes payable amounted to $232,605, $72,511 an $8,331 for the years ended September 30, 2007, 2006 and 2005, respectively.
Minimum future principal payments required under the above notes payable as of September 30, 2007, for each of the next five years and in the aggregate are:

Year ended September 30
2008	$409,029
2009	1,788,275
2010	3,188,882
2011	568,299
2012	—
Thereafter	—

5,954,485
Less: current portion	409,029

Long term portion	$5,545,456

NOTE 8 — NOTE PAYABLE — RELATED PARTY
     The Company has a $5,000,000 subordinated note payable to related parties, in connection with the acquisition of Middleton (See Note 2-Acquisitions). These parties include the former CEO of Middleton and a Director of the Company. Interest is paid semi-annually at prime (7.75% as of September 30, 2007). The note payable is due in full on June 7, 2010. Interest expense related to this note payable amounted to $288,867, $281,709 and $275,092, for the years ended September 30, 2007, 2006 and 2005, respectively.
NOTE 9 — INCOME TAXES
     The components of the Company’s income tax (expense) benefit for the years ended September 30 are as follows:

	2007	2006	2005
Current:
Federal	$(23,842)	$632,738	$—
State	—	—	—
Foreign	—	—	—

	(23,842)	632,738	—
Deferred:
Federal	315,725	(129,841)	373,658
State	(340,886)	217,765	41,900
Foreign	—	(190,200)	—

	(25,161)	(102,276)	415,558

Income tax (expense) benefit	$(49,003)	$530,462	$415,558

The total provision for 2007, 2006 and 2005 vary from the amounts computed by applying the 35% statutory rates to income before income taxes for the following reasons:

	2007	2006	2005
Income tax (expense)/benefit at the statutory rates	$898,165	$2,229,954	$(61,200)
State income tax, net of federal tax	(221,576)	141,547	(9,900)
Intangibles	—	(766,294)	278,397
Difference in book/tax gain on sale of Percipia	1,744,347	—	—
Other	139,012	(177,333)	208,261
Change in valuation allowance	(2,608,951)	(897,412)	—

Income tax (expense)/benefit	$(49,003)	$530,462	$415,558

Continuing operations	$(337,065)	$173,830	$434,215
Discontinued operations	288,062	356,632	(18,657)

Income tax (expense)/benefit	$(49,003)	$530,462	$415,558

As of September 30, 2007, 2006 and 2005 the components of the deferred tax assets and liabilities consisted of the following:

	2007	2006	2005
Deferred tax assets—current:
Net operating loss carryover	$—	$—	$190,200
Allowance for bad debt	105,364	137,387	68,084
Software costs	—	—	42,500
Warranty reserve	56,445	—	—
Inventory reserve	—	—	15,053

Deferred tax assets—current:	$161,809	$137,387	$315,837

Deferred tax assets—non-current:
Net operating loss carryover	$5,408,256	$3,315,084	$943,000
Customer list	814,494	174,965	—
Charitable contribution credit carryover	53,628	8,275	—
Other	23,842	—	—

Deferred tax assets—non-current	6,300,220	3,498,324	943,000
Less: valuation allowance	(3,344,554)	(897,412)	—
Net deferred tax assets—non-current	2,955,666	2,600,912	943,000
Deferred tax liabilities—non-current:
Software costs	—	(1,120,984)	(1,131,400)
Goodwill	(2,946,537)	(1,592,154)	—
Property, Plant & Equipment	(9,129)	—	—

Deferred tax liabilities—non-current	(2,955,666)	(2,713,138)	(1,131,400)

Net deferred tax liability—non-current	$—	$(112,226)	$(188,400)

The Company has $12,724,989 of net operating losses carryforwards which expire in 2026. Of this amount, the Company’s wholly-owned subsidiary, Percipia, has approximately $1,630,354 in pre-acquisition net operating loss carryforwards which expire beginning in 2021, however Percipia was sold in an asset sale for tax purposes under IRC 338(h)(10) on August 1, 2007, and as a result these net operating loss carryforwards will no longer be realizable to the Company.

NOTE 10 — STOCK OPTIONS
At the annual meeting of shareholders held on February 4, 2005, the shareholders approved the adoption of the Company’s 2004 Stock Incentive Plan with an aggregate of 800,000 shares of the Company’s unissued common stock, to replace the Company’s 2000 Stock Option Plan, which was approved by the Company’s shareholders at a shareholders meeting held on January 24, 2000. The 800,000 shares authorized under the 2004 Stock Incentive Plan are reserved for issuance to officers, directors, employees and prospective employees as incentive stock options, non-qualified stock options, restricted stock awards, other equity awards and performance based stock incentives. The option price, numbers of shares and grant date are determined at the discretion of the Company’s board of directors or the committee overseeing the 2004 Stock Incentive Plan.
Stock options were granted in the amounts of 60,000, 142,500 and 540,836 at an average price of $3.30, $5.63 and $9.22 for the years ended September 30, 2007, 2006 and 2005, respectively. There were no stock options exercised during the fiscal year ended September 30, 2007. During the fiscal year ended September 30, 2006 15,000 options were exercised at an average price of $4.79 per share. During the year ended September 30, 2005, 150,950 stock options were exercised at an average price of $2.33 per share. Included in the 540,836 options granted were 60,000 options that were granted outside of the plan.
Stock options activity for the years ended September 30, 2007, 2006 and 2005 are as follows:

	For the years ended September 30,
	2007			2006			2005
		Weighted			Weighted			Weighted
		Avg. Exercise	Remaining		Avg. Exercise	Remaining		Avg. Exercise	Remaining
	Shares	Price	Life	Shares	Price	Life	Shares	Price	Life
Balances, beginning of year	525,092	$7.35		535,836	$9.26		145,950	$2.25
Granted	60,000	$3.30		142,500	$5.63		540,836	$9.22
Exercised	—	$—		(15,000)	$4.79		(150,950)	$2.33
Expired/Forfeited	—	$—		(138,244)	$13.26		—	$—

Options outstanding, end of year	585,092	$6.94	5.65	525,092	$7.35	6.43	535,836	$9.26	7.11
Options exercisable, end of year	388,943	$6.75	5.43	361,906	$6.71	6.09	177,813	$7.51	6.34
Options available for future grants	254,908			314,908			319,164
Stock options outstanding and exercisable at September 30, 2007 are as follows:

		Average
Exercise	Options	Remaining	Exercise	Options
Price	Outstanding	Life	Price	Exercisable
$3.23	35,000	7.36	$3.23	23,333
$3.40	25,000	7.87	$3.40	1,042
$4.79	40,000	1.85	$4.79	40,000
$5.00	166,667	5.34	$5.00	121,528
$5.35	20,000	6.38	$5.35	20,000
$5.60	100,000	6.21	$5.60	70,208
$6.09	17,500	6.35	$6.09	7,292
$11.40	180,925	5.68	$11.40	105,540

	585,092			388,943

NOTE 10 — STOCK OPTIONS (CONTINUED)
Fair Value
On January 1, 2006, the Company adopted the provisions of FASB No. 123R which requires the Company to recognize expense related to the fair value of stock-based compensation awards. The Company elected the modified prospective transition method as permitted by FASB No. 123R and therefore has not been restated the financial results for prior periods. Under the modified prospective method, stock-based compensation for the years ended September 30, 2007 and 2006, is based on grant date fair value estimated in accordance with the provisions of FASB No. 123R and compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006, as well as the unvested portion of previously granted awards that remained outstanding as of January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of FASB No. 123R. In addition, options granted to certain members of the board of directors as payment for Board Services recorded in accordance with FASB No. 123R and the issuance of restricted stock awards and stock units are also included in stock-based compensation for the years ended September 30, 2007 and 2006. The Company recognizes compensation expense for restricted stock awards and restricted stock units on a straight-line basis over the requisite service period of the award. For the years ended September 30, 2007 and 2006, respectively, the Company recorded $493,022 and $620,842 of stock-based compensation expense which has been classified as selling, general and administrative expenses.
The following table illustrates the effect on net income and net income per share of common stock as if the Company had applied the fair value recognition provisions of FASB No. 123 to stock-based compensation during the year ended September 30:

	2006	2005
Net income (loss):
As reported	$(5,779,778)	$595,557
Add: Share-based compensation expense, as reported	620,842	—
Deduct: Share-based compensation expense, pro forma	(715,773)	(201,413)

Net income (loss), pro forma	(5,874,709)	394,144
Net income (loss), per share, basic:
Basic, as reported	$(0.46)	$0.08
Stock-based compensation expense, pro forma	$(0.01)	$(0.03)

Net income (loss) per share, basic, pro forma	$(0.47)	$0.05
Net income (loss) per share, diluted:
Diluted, as reported	$(0.46)	$0.08
Share-based compensation expense, pro forma	$(0.01)	$(0.03)

Net income (loss) per share, diluted pro forma	$(0.47)	$0.05
The fair value of stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the years ended September 30, 2006 and 2005:

	For the Years Ended September 30,
	2007	2006	2005
Expected dividend yield	—	—	—
Expected price volatility	62-63%	66%	65-69%
Risk-free interest rate	4.6-4.7%	4.41-4.61%	3.44-3.86%
Expected life of options	8 years	8 years	5-8.25 years
The Company’s computation of the expected volatility for the years ended September 30, 2007, 2006, and 2005 is based primarily upon historical volatility and the expected term of the option. The expected term is based on the historical exercise experience under the share-based plans of the underlying award (including post-vesting employment termination behavior) and represents the period of time the share-based awards are expected to be outstanding. The interest rate is based on the U.S. Treasury yield in effect at the time of grant for a period commensurate with the estimated expected life.

As of September 30, 2007, approximately $1,007,462 of total unrecognized compensation costs related to non-vested stock options is expected to be recognized over a weighted average period of 1.41 years.
NOTE 11 — SALE OF SECURITIES — PRIVATE PLACEMENTS
On February 8, 2005, the Company completed its sale of 5,000,000 units to Coconut Palm Capital Investors II, Ltd., a Florida limited partnership (“Coconut Palm”) pursuant to a Purchase Agreement dated as of November 17, 2004, by and between the Company and Coconut Palm (the “Purchase Agreement”). The aggregate purchase price paid by Coconut Palm for the units was $25 million. The units consist of five million shares of the Company’s common stock, warrants to purchase an additional five million shares of the Company’s common stock at an exercise price of $6.00 per share, which are immediately exercisable and will expire after three years; and warrants to purchase an additional five million shares of the Company’s common stock at an exercise price of $7.00 per share, which are immediately exercisable and will expire after five years. Effective upon the closing of the Coconut Palm transaction, the Company entered into a management services agreement with an affiliate of Coconut Palm, RPC Financial Advisors, LLC (“RPC”), pursuant to which RPC agreed to provide management services to the Company. Richard C. Rochon and Mario B. Ferrari, both of whom are affiliates of Coconut Palm and each of whom are members of the Company’s Board of Directors and principal shareholders of the Company, are also affiliates of RPC. See Note 20-Subsequent Events regarding the Company entering into a new management services agreement (“Amended Management Services”) with RPC to be effective as of February 8, 2008. On February 8, 2008, 5 million warrants to purchase an additional five million shares of the Company’s common stock at an exercise price of $6.00 per share will expire.
On January 27, 2006, the Company completed the sale of its securities to investors in a private placement pursuant to purchase agreements, dated December 15, 2005, by and among the Company and the investors of the common stock named therein (the “Purchase Agreements”). Pursuant to the Purchase Agreements, the Company agreed to sell up to an aggregate of 2,857,146 shares of its common stock at a price per share of $5.25 (the “Private Placement”), with total gross proceeds (before fees and expenses) to the Company of approximately $15 million and net proceeds to the Company of approximately $13.5 million. In conjunction with the Private Placement, warrants to purchase 1,000,000 shares of common stock were issued, at an exercise price of $6.30 (subject to adjustment). The shares and warrants have anti-dilution features. As of September 30, 2007 and 2006, none of the warrants issued as part of this private placement had been exercised. At September 30, 2007 and 2006, there were 11 million warrants to purchase the Company’s common stock outstanding.
Capitalization
The Company’s authorized capital stock consists of 100,000,000 shares of common stock, $.10 par value per share, and 8,000,000 shares of preferred stock, with no par value. The preferred stock may be issued in one or more series. The Board of Directors of the corporation is hereby expressly authorized to issue the shares of preferred stock in such series and to fix from time to time before issuance the number of shares to be included in any series and the designation, relative rights, preferences and limitations of all shares of such series. The authority of the Board of Directors with respect to each series shall include, without limitation thereto, the determination of any or all of the following, and the shares of each series may vary from the shares of any other series in the following respects: (a) the number of shares constituting such series and the designation thereof to distinguish the shares of such series from the shares of all other series; (b) the annual dividend rate on the shares of that series and whether such dividends shall be cumulative and, if cumulative, the date from which dividends shall accumulate; (c) the redemption price or prices for the particular series, if redeemable, and the terms and conditions of such redemption; (d) the preference, if any, of shares of such series in the event of any voluntary or involuntary liquidation, dissolution or winding-up of the corporation; (e) the voting rights, if any, in addition to the voting rights prescribed by law and the terms of exercise of such voting rights; (f) the right, if any, of shares of such series to be converted into shares of any other series or class and the terms and conditions of such conversion; and (g) any other relative rights, preferences and limitations of that series. There were no shares of preferred stock outstanding as of September 30, 2007 and 2006.
NOTE 12 — DISCONTINUED OPERATIONS
On August 1, 2007, we sold all the outstanding shares of Percipia, Inc., a wholly-owned subsidiary, in our Telephone Communications segment for approximately $4.0 million in cash, of which $750,000 was placed in an escrow account pending the resolution of certain tax matters.
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

The accompanying consolidated statements of operations for all the years presented have been adjusted to classify the high frequency single sideband communication business and Percipia as discontinued operations. Selected statements of operations data for the Company’s discontinued operations is as follows:

	2007	2006	2005
Total net revenue	$3,845,823	$9,142,851	$13,131,148

Pre-tax (loss) income from discontinued operations	(1,963,647)	(1,770,852)	1,463,956
Gain (Loss) on sale of assets from discontinued operations	2,182,902	(612,406)	—
Gain on sale of stock of discontinued operations	639,107	—	—
Income tax benefit (expense)	288,062	356,632	(18,657)

Income (Loss) on discontinued operations, net of income taxes	$1,146,424	$(2,026,626)	$1,445,299

At September 30, 2006, the following assets related to discontinued operations reflected on the accompanying balance sheets.

Cash	$106,920
Accounts receivable	1,024,854
Inventory	428,847
Prepaid expenses and other current assets	1,029,944
Property, plant & equipment	383,612
Software costs	3,202,810

Total Assets	$6,176,987

NOTE 13 — EMPLOYEE BENEFITS
The Company has a profit sharing and 401(k) Plan. Under the Plan, eligible employees may contribute up to 15% of their annual compensation. During the years ended September 30, 2007, 2006 and 2005, the Company contributed $ 259,860, $196,430 and $82,453, respectively.

NOTE 14 — COMMITMENTS AND CONTINGENCIES
The Company leases office space under operating leases expiring in various years through 2012, and vehicles under operating leases expiring in various years through 2014. Certain leases provide for renewal options for periods from one to five years at their fair rental value at the time of renewal. In the normal course of business, operating leases are generally renewed or replaced by other leases.
Minimum future rental and vehicle payments under non-cancelable operating leases as of September 30, 2007, for each of the next 5 years and in the aggregate are:

Year ended
September 30,	Rent	Vehicles	Total
2008	$2,041,146	$1,174,883	$3,216,029
2009	1,676,151	935,447	2,611,598
2010	1,287,560	738,618	2,026,178
2011	694,992	579,514	1,274,506
2012	480,219	279,242	759,461
Thereafter	—	133,116	133,116

Total minimum lease payments	$6,180,068	$3,840,820	$10,020,888

Rent expense was $1,972,500, $1,600,894, and $979,641 for the years ended September 30, 2007, 2006 and 2005, respectively.
Litigation
We are involved in litigation from time to time in the ordinary course of our business. Except for the litigation described below, we do not believe that any litigation in which we are currently involved, individually or in the aggregate, is material to our financial condition or results of operations.
     In October 2007, the Company filed a lawsuit in the Circuit Court for the Ninth Judicial Circuit in the State of Florida against a number of former employees of Middleton for violation of their non-compete agreements. In addition, certain of these former employees pursued and hired away employees of Middleton which is also a violation of the existing employee non-compete agreements. The Company is seeking injunctive relief and damages. In October 2007, the Company also filed a lawsuit against a competitor for tortious interference as they hired these former employees knowing that they were in violation of the Company’s non-compete agreement. The lawsuits were recently filed and are in discovery stages. At this time it is too early to tell what the likelihood of the outcome will be as well as the amount of damages that the Company may be entitled to.

NOTE 15 — GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets consist of the following as of September 30, 2007 and September 30, 2006:

	Goodwill	Customer Lists	Total
Ending balance, September 30, 2005	$43,599,379	$10,262,250	$53,861,629
Acquisition of businesses	10,126,428	2,491,028	12,617,456
Purchase price adjustment	(54,855)	—	(54,855)
Less impairment of Percipia’s Goodwill	(852,683)	—	(852,683)

	52,818,269	12,753,278	65,571,547
Less amortization expense	—	(1,506,179)	(1,506,179)

Ending balance, September 30, 2006	52,818,269	11,247,099	64,065,368
Acquisition of businesses	7,857,084	1,934,681	9,791,765
Purchase price adjustment	—	—	—

	60,675,353	13,181,780	73,857,133
Less amortization expense	—	(2,223,546)	(2,223,546)

Ending balance, September 30, 2007	$60,675,353	$10,958,234	$71,633,587

     The table below presents the weighted average life in years of the Company’s intangible assets.

	2007		2006
Goodwill	(a	)	(a	)
Customer lists(b)	5		8
Other	—		—

Weighted average	5		8

(a)	Goodwill is not amortized but, along with all other intangible assets, is reviewed for possible impairment each year at September 30th or when indicators of impairment exist.

(b)	Change in estimated useful life for customer lists during the fourth quarter of 2007. See Note 1- Summary of Significant Accounting Polices.
The table below reflects the estimated aggregate customer account amortization for each of the five succeeding years of the Company’s existing customer account base as of September 30, 2007.

Year	Aggregate
Ended	Amortization
September 30,	Expense
2008	$3,679,409
2009	3,679,409
2010	2,785,704
2011	634,424
2012	179,288

Total Aggregate Amortization Expense	$10,958,234

NOTE 16 — NET INCOME (LOSS) PER SHARE
Basic net income (loss) per share is computed using the weighted average number of shares outstanding during the period. Due to the Company’s losses from continuing operations, dilutive potential common shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented.
Loss per share data for continuing operations were computed as follows:

	2007	2006	2005
Basic and diluted net income (loss) per share from continuing operations:
Net income (loss) from continuing operations	$(3,761,614)	$(3,753,151)	$(849,742)
Shares used in computation:
Weighted average shares outstanding	13,066,429	12,352,083	7,556,857

Basic and diluted net income (loss) per share from continuing operations:	$(0.29)	$(0.30)	$(0.11)

The following table summarizes the weighted average dilutive securities that were excluded from the above computation of diluted net income (loss) per share because their inclusion would have an anti-dilutive effect:

	2007	2006	2005
Dilutive securities:
Options/warrants	11,000,000	11,000,000	3,921,217

Total anti-dilutive shares	11,000,000	11,000,000	3,921,217

NOTE 17 — SEGMENT AND GEOGRAPHIC INFORMATION
The Company manages its business and has segregated its activities into two business segments; Installation and maintenance of telephone communication systems, and pest control, lawn and shrub care, subterranean and drywood termite control and mosquito reduction services.
Certain financial information for each segment is provided below as of September 30:

	2007	2006	2005
Net revenues:
Lawn and pest control services	$52,439,089	$46,446,850	$12,822,000
Telephone communications	11,634,300	3,867,858	5,498,622

Total net revenues	$64,073,389	$50,314,708	$18,320,622

Operating income (loss):
Lawn and pest control services	$3,488,608	$3,394,748	$910,146
Telephone communications	845,530	(1,216,853)	(667,357)
Unallocated home office expenses	(6,784,767)	(5,069,782)	(1,555,459)

Total operating loss	$(2,450,629)	$(2,891,887)	$(1,312,670)

Identifiable property plant and equipment:
Lawn and pest control services	$2,062,451	$2,116,800	$1,679,073
Home Office	—	175,907	472,849
Telephone communications	56,101	245,727	169,086

Total identifiable property plant and equipment	$2,118,552	$2,538,434	$2,321,008

The Company operates worldwide, primarily in North America. No single country or geographic region, other than North America, is significant to the overall operations of the Company. Total sales for North America as of September 30, 2007, 2006 and 2005 were $52,439,089, $51,577,302 and $9,459,162, respectively.
NOTE 18 — RELATED PARTIES
The Company pays management fees to RPC, a related party as discussed in Note 11 Sale of Securities-Private Placement. Management fees for the years ended September 30, 2007, 2006 and 2005 totaled $1,488,219, $1,562,496 and $390,626, respectively. On January 7, 2008, the Company entered into an Amended Management Services Agreement, see Note 20-Subsequent Events for additional information.
The Company issued a note payable to related parties in connection with the acquisition of Middleton, as discussed in Note 8-Note Payable-Related Party.
The Company received a note receivable from former related parties through the sale of Sunair Communications, the high frequency radio segment, as more fully described in Note 4-Note Receivable.

NOTE 19 — SELECTED QUARTERLY DATA (Unaudited)

	(Amounts shown in thousands except share and per share data information)
	2007 Quarters				2006 Quarters
	1st	2nd	3rd	4th	1st	2nd	3rd	4th
Revenue	$14,948	$16,918	$17,441	$14,766	$10,347	$11,917	$12,897	$15,153
Gross Profit	$8,900	$10,784	$10,385	$9,161	$6,419	$7,370	$8,220	$8,399
(Loss) income from:
Continuing operations	$(612)	$2	$(334)	$(2,817)	$(546)	$(1,166)	$(275)	$(1,766)
Discontinued operations	$1,212	$(221)	$(332)	$487	$182	$368	$(208)	$(2,367)
Net (loss) income	$600	$(219)	$(666)	$(2,330)	$(365)	$(798)	$(484)	$(4,133)
Net (loss) income per common share basic:
Continuing operations	$(0.05)	$0.00	$(0.03)	$(0.21)	$(0.05)	$(0.09)	$(0.02)	$(0.14)
Discontinued operations	$0.10	$(0.02)	$(0.02)	$0.03	$0.02	$0.03	$(0.02)	$(0.19)
Net (loss) income	$0.05	$(0.02)	$(0.05)	$(0.18)	$(0.03)	$(0.06)	$(0.04)	$(0.33)
Net (loss) income per common share diluted:
Continuing operations	$(0.05)	$0.00	$(0.03)	$(0.21)	$(0.05)	$(0.09)	$(0.02)	$(0.14)
Discontinued operations	$0.10	$(0.02)	$(0.03)	$0.03	$0.02	$0.03	$(0.02)	$(0.19)
Net (loss) income	$0.05	$(0.02)	$(0.05)	$(0.18)	$(0.03)	$(0.06)	$(0.04)	$(0.33)
NOTE 20 — SUBSEQUENT EVENTS
On October 29, 2007, Gregory A. Clendenin, the Chief Executive Officer and President of Middleton and Sunair Southeast Pest Holdings, Inc. (“SSPH”), a wholly-owned subsidiary of the Company, announced that he was retiring from the industry and had resigned from his positions as the Chief Executive Officer of Sunair and SSPH. John J. Hayes, the Company’s Chief Executive Officer, assumed Mr. Clendenin’s responsibilities at Middleton and SSPH. In order to assist in the transition, Mr. Clendenin has agreed to serve as a consultant to the Company. Mr. Clendenin and SSPH entered into a consulting agreement for a period of twelve months to expire on October 28, 2008 in which Mr. Clendenin agreed to provide consulting services on a part-time basis during this time period.
On October 2, 2007, Middleton acquired substantially all of the assets of Marshall Pest Control of SW FL, Inc., a lawn care and pest control services company located in Naples, Florida for $1.6 million, consisting of $1.0 million in cash and $600,000 in the form of a promissory note.
On January 7, 2008, the Company entered into a management services agreement (“Management Services Agreement” or the “Amended Management Services Agreement”) with RPC, which supersedes and replaces the management services agreement (the “Previous Management Services Agreement”) dated February 8, 2005, as amended, between the Company and RPC. Pursuant to the Amended Management Services Agreement, the Company provided RPC with notice that the Previous Management Services Agreement would not be renewed and that the Amended Management Services Agreement would be effective as of February 8, 2008.
The Amended Management Services Agreement will be for a term of three years, commencing on February 8, 2008 and expiring on February 7, 2011. The Company will pay RPC a monthly management fee equal to one (1%) of the monthly gross revenues of the Company, which will be payable monthly based on the average monthly revenues of the preceding quarter. RPC will also receive a transaction fee of up to 2% of the Aggregate Consideration receive by the Company in a Transaction (as such capitalized terms are defined in the Management Services Agreement). Pursuant to the Management Services Agreement, RPC will provide the Company with services similar to those provided in the Previous Management Services Agreement. After the initial term of three years, the Management Services Agreement will automatically renew for successive one year terms, unless either RPC or the Company terminates the agreement upon 30 days notice.
The Company is in the process of amending its revolving line of credit pursuant to a binding term sheet dated January 14, 2008 for a second loan modification (“Second Amendment”) approved by the existing lender. The Second Amendment is subject to approval of the definitive documentation by the lender. The agreed upon changes to the credit agreement extend the maturity date to January 7, 2009 from October 1, 2008 and reduce the capacity under the credit agreement from $16.0 million to up to $13.5 million as of December 31, 2007, up to $12.75 million as of June 30, 2008 and up to $11.75 million as of September 30, 2008. The Second Amendment will also modify the financial covenants relating to consolidated EBITDA, the leverage ratio and the fixed coverage charge ratio, which amendments will be effective as of December 31, 2007 and may also include other terms and conditions. The Company is working with the lender to finalize the definitive documentation for the Second Amendment as soon as possible. Based on the revised financial covenants included in the binding term sheet dated January 14, 2008 which are to be included in the definitive documentation for the Second Amendment, the Company is in compliance with the covenants in its credit agreement as of December 31, 2007.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
ITEM 9A. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
     As of the end of the period covered by this Annual Report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Interim Chief Financial Officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.
(b) Changes in Internal Controls
     There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     The items required by Part III, Item 10 are incorporated herein by reference from the Company’s Proxy Statement for its 2007 Annual Meeting of Shareholders.
ITEM 11. EXECUTIVE COMPENSATION
     The items required by Part III, Item 11 are incorporated herein by reference from the Company’s Proxy Statement for its 2007 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The items required by Part III, Item 12 are incorporated herein by reference from the Company’s Proxy Statement for its 2007 Annual Meeting of Shareholders.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
     The items required by Part III, Item 13 are incorporated herein by reference from the Company’s Proxy Statement for its 2007 Annual Meeting of Shareholders.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
     The items required by Part III, Item 14 are incorporated herein by reference from the Company’s Proxy Statement for its 2007 Annual Meeting of Shareholders.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements filed as a part of the Form 10-K:

	Report of Independent Registered Public Accounting Firm	Page 25

	Consolidated Balance Sheets as of September 30, 2007 and 2006	Page 26

	Consolidated Statements of Operations for the Years Ended September 30, 2007, 2006 and 2005	Page 28

	Consolidated Statements of Stockholders’ Equity for the Years Ended September 30, 2007, 2006 and 2005	Page 29

	Consolidated Statements of Cash Flows for the Years Ended September 30, 2007, 2006 and 2005	Page 30

	Notes to Consolidated Financial Statements	Page 32

2.	Exhibits

Exhibit No.	Exhibit Description

2.2	Asset Purchase Agreement by and among Sunair Communications, Limited, a private limited company incorporated in England; Telecom FM, Limited, a private limited company incorporated in England; and TFM Group Limited, a private limited company incorporated in England and the sole shareholder of Telecom FM, Limited (incorporated by reference to Exhibit 2.2 in the Current Report on Form 8-K filed with the SEC on October 12, 2004).

3.1	Amended and Restated Articles of Incorporation of Sunair Services Corporation (incorporated by reference to Annex A in the Company’s Definitive Proxy Statement filed with the SEC on January 26, 2006).

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Form 10-QSB filed with the SEC on May 16, 2005).

4.1	First Tranche Warrant, dated February 8, 2005, issued by Sunair Electronics, Inc. to Coconut Palm Capital Investors II, Ltd. (incorporated by reference to Exhibit 4.1 in the Form 10-QSB filed with the SEC on May 16, 2005).

4.2	Second Tranche Warrant, dated February 8, 2005, issued by Sunair Electronics, Inc. to Coconut Palm Capital Investors II, Ltd. (incorporated by reference to Exhibit 4.2 in the Form 10-QSB filed with the SEC on May 16, 2005).

10.1	Purchase Agreement, dated November 17, 2004, by and between Sunair Electronics, Inc., a Florida corporation, and Coconut Palm Capital Investors II, Ltd., a Florida limited partnership (incorporated by reference to Exhibit 2.1 in the Form 8-K filed with the SEC on November 17, 2005).

10.2+	Sunair Electronics, Inc. 2004 Stock Incentive Plan (incorporated by reference to Annex D to the Company’s Proxy Statement filed with the SEC on January 18, 2005).

10.3+	Form of Stock Option Agreement for the Company’s 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 the Form 8-K filed with the SEC on March 29, 2005).

10.4+	Form of Stock Option Agreement executed by each of the persons Set Forth on Schedule I thereto (incorporated by reference to Exhibit 10.4 in the Form 8-K filed with the SEC on March 29, 2005).

10.5	Management Services Agreement (incorporated by reference to Exhibit 10.3 in the Form 8-K filed with the SEC on March 29, 2005).

10.6+	Stock Option Agreement with John J. Hayes (incorporated by reference to Exhibit 10.3 to the Form S-8 filed with the SEC on May 26, 2005).

10.7+	Employment Agreement between Sunair Electronics, Inc. and John Hayes (incorporated by reference to Exhibit 10.7 the Form 10-QSB filed with the SEC on May 16, 2005).

10.8+	Employment Agreement between Sunair Southeast Pest Holdings, Inc. and Gregory Clendenin, dated as of June 7, 2005 (incorporated by reference to Exhibit 10.12 in the Form 8-K filed with the SEC on June 10, 2005).

10.9	Subordinated Promissory Note, dated as of June 7, 2005 (incorporated by reference to Exhibit 10.13 the Form 8-K filed with the SEC on June 10, 2005).

10.10	Credit Agreement, dated as of June 7, 2005, by and among Sunair Electronics, Inc., its Domestic Subsidiaries from time to time parties thereto, the Lenders parties thereto, and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.14 in the Form 8-K filed with the SEC on June 10, 2005).

10.11	Form of Purchase Agreement, dated December 15, 2005, by and between Sunair Services Corporation and the investor named therein (incorporated by reference to Exhibit 10.15 the Form 8-K filed with the SEC on December 21, 2005).

10.12	Form of Warrant, dated December 15, 2005, issued by Sunair Services Corporation to the investor named therein (incorporated by reference to Exhibit 10.16 in the Form 8-K filed with the SEC on December 21, 2005).

10.13	Asset Purchase Agreement, December 16, 2005, by and between Spa Creek Services, LLC and Middleton Pest Control, Inc. (incorporated by reference to Exhibit 10.17 in the Form 8-K filed with the SEC on December 21, 2005).

10.14	Asset Purchase Agreement, March 31, 2006, by and between Spa Creek Services, LLC and Ron Fee, Inc. (incorporated by reference to Exhibit 10.18 in the Form 8-K filed with the SEC on April 5, 2006).

Exhibit No.	Exhibit Description

10.15	Subordinated Promissory Note, dated March 31, 2006, issued by Sunair Services Corporation to Ron Fee, Inc. (incorporated by reference to Exhibit 10.19 the Form 8-K filed with the SEC on April 5, 2006).

10.16	Amendment No. 1 to Management Services Agreement, dated March 31, 2006, by and between Sunair Services Corporation and RPC Financial Advisors, LLC (incorporated by reference to Exhibit 10.20 in the Form 10-QSB filed with the SEC on May 16, 2006).

10.17	Asset Purchase Agreement, dated September 5, 2006, by and between Sunair Communications, Inc. and Sunair Holdings, LLC (incorporated by reference to Exhibit 10.21 in Form 8-K filed with the SEC on September 11, 2006).

10.18	First Amendment to Credit Agreement, dated May 14, 2007, by and among Sunair Services Corporation, its domestic subsidiaries from time to time parties thereto, the Lenders parties thereto, and Wachovia Bank, National Association, as administrative agent for the lenders (incorporated by reference to Exhibit 10.22 in the Form 10-Q filed with the SEC on May 15, 2007).

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14 in the Company’s Form 10- QSB filed with the SEC on August 16, 2004).

21.1	Subsidiaries.*

23.1	Consent of Berenfeld Spritzer Shechter & Sheer.*

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification by Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

+	Management Contract or Compensatory Plan

*	Filed herewith

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNAIR SERVICES CORPORATION
By:	/s/ John J. Hayes
JOHN J. HAYES
Chief Executive Officer and President

Date: January 15, 2008
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ John J. Hayes John J. Hayes	President and Chief Executive Officer (principal executive officer)	January 15, 2008
/s/ Edward M. Carriero, Jr. Edward M. Carriero, Jr.	Interim Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)	January 15, 2008
/s/ Joseph Burke Joseph Burke	Director	January 15, 2008
/s/ Joseph S. DiMartino Joseph S. DiMartino	Director	January 15, 2008
/s/ Mario B. Ferrari Mario B. Ferrari	Director	January 15, 2008
/s/ Arnold Heggestad, Ph.D. Arnold Heggestad, Ph. D	Director	January 15, 2008
/s/ Steven P. Oppenheim Steven P. Oppenheim	Director	January 15, 2008
/s/ Richard C. Rochon Richard C. Rochon	Director	January 15, 2008
/s/ Charles P. Steinmetz Charles P. Steinmetz	Director	January 15, 2008