Form 10-Q
period 2007-12-31
SUNAIR SERVICES CORP
filed 2008-02-14
CIK 95366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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
Yes ☐     No ☑
As of January 31, 2008, the Registrant had outstanding 13,091,088 shares of common stock.

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES
INDEX

		Page No.
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of December 31, 2007 (Unaudited) and September 30, 2007	3

	Condensed Consolidated Statements of Operations for the Three Months Ended December 31, 2007 and 2006 (Unaudited)	5

	Condensed Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive (Loss) Income for the three months ended December 31, 2007 (Unaudited)	6

	Condensed Consolidated Statement of Cash Flows for the Three Months Ended December 31, 2007 and 2006 (Unaudited)	7

	Notes to Unaudited Condensed Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32

Item 4.	Controls and Procedures	33

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	33

Item 1A.	Risk Factors	33

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3.	Defaults Upon Senior Securities	34

Item 4.	Submission of Matters to a Vote of Security Holders	34

Item 5.	Other Information	34

Item 6.	Exhibits	34

Signatures		35
EX-31.1 Section 302 Certification of CEO
EX-31.2 Section 302 Certification of CFO
EX-32.1 Section 906 Certification of CEO
EX-32.2 Section 906 Certification of CFO

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
SUNAIR SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2007 AND SEPTEMBER 30, 2007
(UNAUDITED)

	December 31, 2007	September 30, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,366,757	$2,781,838
Accounts receivable, net	5,439,666	3,481,064
Inventories, net	1,601,180	1,826,636
Prepaid and other current assets	1,679,786	2,185,909

Total Current Assets	10,087,389	10,275,447

PROPERTY, PLANT, AND EQUIPMENT, net	2,193,662	2,118,552

OTHER ASSETS:
Note receivable	2,000,000	2,000,000
Software costs, net	306,714	359,375
Customer list, net	10,250,006	10,958,234
Goodwill	62,112,528	60,675,353
Other assets	446,774	390,294

Total Other Assets	75,116,022	74,383,256

TOTAL ASSETS	$87,397,073	$86,777,255

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2007 AND SEPTEMBER 30, 2007
(UNAUDITED)

	December 31, 2007	September 30, 2007
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accounts payable	$2,827,660	$2,346,395
Accrued expenses	3,202,532	4,263,674
Unearned revenues	789,734	952,417
Customer deposits	2,896,919	3,166,264
Notes payable and capital leases, current portion	392,540	409,029

Total Current Liabilities	10,109,385	11,137,779

LONG TERM LIABILITIES:

Notes payable and capital leases, net of current portion	6,129,630	5,545,456
Note payable -related party	5,000,000	5,000,000
Revolving line of credit	9,832,796	6,732,796

Total Long Term Liabilities	20,962,426	17,278,252

TOTAL LIABILITIES	31,071,811	28,416,031

COMMITMENTS & CONTINGENCIES

STOCKHOLDERS’ EQUITY:

Preferred stock, no par value, 8,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.10 par value, 100,000,000 shares authorized, 13,091,088 shares issued and outstanding at December 31, 2007 and September 30, 2007, respectively	1,309,110	1,309,110
Additional paid-in capital	52,520,449	52,378,437
Retained earnings	2,471,194	4,585,007
Accumulated other comprehensive gain — cumulative translation adjustment	24,509	88,670

Total Stockholders’ Equity	56,325,262	58,361,224

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$87,397,073	$86,777,255

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006
(UNAUDITED)

	2007	2006
SALES
Lawn and pest control services sales	$13,448,897	$12,388,515
Telephone communications sales	2,471,204	2,559,088

Total sales	15,920,101	14,947,603

COST OF SALES
Lawn and pest control services cost of sales	4,966,956	4,561,766
Telephone communications cost of sales	1,152,144	1,486,264

Total cost of sales	6,119,100	6,048,030

GROSS PROFIT	9,801,001	8,899,573

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	11,593,761	9,637,073

LOSS FROM OPERATIONS	(1,792,760)	(737,500)

OTHER INCOME (EXPENSES):
Interest income	53,904	67,774
Interest expense	(379,627)	(288,323)
Gain (Loss) on disposal of assets	4,670	(21,706)

Total Other Income (Expenses)	(321,053)	(242,255)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(2,113,813)	(979,755)

INCOME TAX (EXPENSE) BENEFIT	—	317,303

LOSS FROM CONTINUING OPERATIONS	(2,113,813)	(662,452)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX PROVISION OF $0 and $769,703 IN 2007 and 2006, RESPECTIVELY	—	1,262,143

NET (LOSS) INCOME	$(2,113,813)	$599,691

BASIC AND DILUTED INCOME (LOSS) PER SHARE:
CONTINUING OPERATIONS	$(0.16)	$(0.05)

DISCONTINUED OPERATIONS	$—	$0.10

NET (LOSS) INCOME	$(0.16)	$0.05

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC and DILUTED	13,091,088	13,017,233

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE (LOSS) INCOME
FOR THE THREE MONTHS ENDED DECEMBER 31, 2007
(UNAUDITED)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance at September 30, 2007	13,091,088	$1,309,110	$52,378,437	$4,585,007	$88,670	$58,361,224
Comprehensive income:
Net (loss)	—	—	—	(2,113,813)	—	(2,113,813)
Currency translation adjustment	—	—	—	—	(64,161)	(64,161)

Comprehensive (loss)				(2,113,813)	(64,161)	(2,177,974)
Share-based compensation	—	—	142,012	—	—	142,012

Balance at December 31. 2007	13,091,088	$1,309,110	$52,520,449	$2,471,194	$24,509	$56,325,262

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006
(UNAUDITED)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(2,113,813)	$599,691
Adjustments to reconcile net (loss) income to net cash (used in) operating activities:
Depreciation	227,383	235,918
Amortization	978,299	561,406
Deferred taxes	—	452,400
Bad debt reserve	—	5,747
Inventories reserve	374	77,962
Gain on sale of assets	(4,670)	(2,346,367)
Stock issued for services rendered	—	45,000
Stock-based compensation expense	142,012	216,984
(Increase) decrease in assets:
Accounts receivable	(1,885,817)	(1,130,709)
Interest receivable	—	(10,453)
Inventories	238,282	(64,710)
Prepaid and other current assets	478,493	410,289
Other assets	(28,852)	(108,785)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(837,518)	84,429
Unearned revenue	(162,683)	(682)
Customer deposits	(273,142)	(369,825)

Net Cash (Used In) Operating Activities	(3,241,652)	(1,341,705)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant, and equipment	(193,991)	(98,204)
Software development costs	—	(95,768)
Cash paid for business acquisitions	(1,000,000)	(1,500,000)
Net proceeds from sale of assets	8,047	2,522,274

Net Cash (Used In) Provided by Investing Activities	(1,185,944)	828,302

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006
(UNAUDITED)

	2007	2006
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	3,100,000	456,477
Repayment of notes payable and capital leases	(32,316)	(46,858)

Net Cash Provided By Financing Activities	3,067,684	409,619

Effect of exchange rate fluctuations on cash	(55,169)	83,571

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,415,081)	(20,213)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,781,838	1,601,110

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,366,757	$1,580,897

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$—	$—

Cash paid during the period for interest	$397,159	$257,463

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued in acquisition	$—	$300,000

Debt incurred in acquisitions	$600,000	$1,500,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Basis of Consolidated Financial Statement Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with the instructions to Form 10-Q and do not include all the information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s most recent audited consolidated financial statements and notes thereto included in its September 30, 2007 Annual Report on Form 10-K. Operating results for the three months ended December 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2008.
2. Summary of Significant Accounting Policies
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
Accounts Receivable
Accounts receivable consist of balances due from sales. The Company performs periodic credit evaluations of its customers and maintains an allowance for potential credit losses based on historical experience and other information available to management. As of December 31, 2007 and September 30, 2007, the Company established an allowance of $346,559 and $334,419 respectively.
Inventories
Inventories, which consist of raw materials, work-in-process, and finished goods, are stated at the lower of cost or market value, cost being determined using the first in, first out method. The Company records reserves for inventory shrinkage and obsolescence when considered necessary. As of December 31, 2007 and September 30, 2007, the Company established a reserve of $692,330 and $691,954, respectively.

Property, Plant, and Equipment
Property, plant and equipment are carried at cost. Depreciation is provided over the estimated useful lives of the assets using both the straight-line and accelerated methods. Leasehold improvements are amortized over the shorter of the life of the lease or the estimated useful life of the leasehold improvement. The estimated useful lives used to compute depreciation are as follows:

Leasehold improvements	3 to 10 years
Machinery and equipment	4 to 10 years
The cost of maintenance and repairs is charged to expense as incurred; renewals and betterments are capitalized. When properties are retired or otherwise disposed of, the cost of such properties and the related accumulated depreciation are removed from the accounts.
Software Costs
The Company capitalizes certain costs associated with software development in accordance with Statement of Financial Accounting Standard No. 86 (FASB No. 86) “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” The Company amortizes software costs for periods of 5 to 10 years, the estimated useful life of the asset. As of December 31, 2007 and September 30, 2007, the remaining unamortized software costs amounted to $306,714 and $359,375, respectively. During 2007, the Company sold the outstanding shares of Percipia where most of the software costs were incurred.
Customer Lists
Customer lists are stated at fair value based on the discounted cash flows over the estimated life of the customer contracts and relationships. The Company obtained a valuation study at the time of acquisition of Middleton Pest Control, Inc. (“Middleton”) to determine the value and estimated life of customer lists purchased in order to assist management in determining an appropriate method in which to amortize the asset. The amortization life is based on historic analysis of customer relationships combined with estimates of expected future revenues from customer accounts. Middleton has applied the same valuation method on all of the subsequent acquisitions. Customer lists and intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, (“FASB No. 144”).
The Company previously amortized customer lists on a straight-line basis over the weighted average expected life of the customer of 8 years. In the fourth quarter of 2007, the Company performed an extensive analysis to reassess the expected life of the customer lists and concluded that the expected life of the customer list should be adjusted from 8 years to 5 years. The change in the estimated useful life used to account for customer lists resulted from our ongoing analysis of all pertinent factors, including actual customer attrition data, demand, and competition. The pertinent factors have been influenced by management’s ongoing customer retention programs, as well as tactical and strategic initiatives to improve service delivery, customer satisfaction, and the credit worthiness of the subscriber customer base. In accordance with FASB Statement No. 154, Accounting Changes and Error Corrections, (“FASB No. 154”), the change in estimated useful life of customer lists is accounted for prospectively. Amortization expense for the three months ended December 31, 2007 and 2006 amounted to $933,432, and $412,344 respectively.
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
Based upon the most recent assessment as of September 30, 2007, the estimated fair value of the reporting unit exceeded its carrying amount by approximately $4.3 million. As of December 31, 2007, the Company was not aware of any items or events that would cause an adjustment to the recorded value of goodwill for impairment.
Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the assets exceed the fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. No asset impairment occurred during the three months ended December 31, 2007 and 2006.
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
Revenue Recognition
Service revenues are recorded and recognized when the service is completed. Sales revenues are recorded when products are shipped and title has passed to unaffiliated customers, and when collectability is reasonably assured. Installation revenues are considered earned at the time the project is completed. Maintenance contracts are recorded as unearned revenues at the time of collection and are recognized as income monthly over the term of the contract. Interest and dividends earned on investments are recorded when earned.

Leases
In accordance with FASB Statement No. 13, Accounting for Leases, (“FASB No. 13”), the Company performs a review of newly acquired leases to determine whether a lease should be treated as a capital or operating lease. Capital lease assets are capitalized and depreciated over the term of the initial lease. A liability equal to the present value of the aggregated lease payments is recorded utilizing the stated lease interest rate. If an interest rate is not stated the Company will determine an estimated cost of capital and utilize that rate to calculate the present value. If the lease has an increasing rate over time and/or is an operating lease, all leasehold incentives, rent holidays, or other incentives will be considered in determining if a deferred rent liability is required. Leasehold incentives are capitalized and depreciated over the initial term of the lease. At December 31, 2007 and September 30, 2007, the outstanding capital lease payable amounted to $15,513 and $16,353 respectively.
Advertising Costs
The Company expenses advertising costs as incurred. Advertising expenses totaled $565,812, and $607,680 for the three months ended December 31, 2007 and 2006, respectively. The advertising expenditures for the three months ended December 31, 2006 related to Percipia, Inc. (“Percipia”) are included in loss from discontinued operations.
Foreign Currency Translation
Telecom’s functional currency is the British pound sterling, its local currency. Accordingly, balance sheet accounts are translated at exchange rates in effect at the end of the period and income statement accounts are translated at an average exchange rate for the period. Translation gains and losses are included as a separate component of stockholders’ equity as cumulative translation adjustments. Foreign currency transaction gains and losses are included in other income and expenses.
Comprehensive Income
Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes certain changes in equity that are excluded from net income. At December 31, 2007 and September 30, 2007, accumulated other comprehensive income was comprised of cumulative foreign currency translation adjustments.
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
Concentration of credit risk
The Company at various times during the year maintains cash balances in excess of federally insured (FDIC) limits. The uninsured balances were $1,094,234 and $2,462,838 at December 31, 2007 and September 30, 2007, respectively.
Stock-based Compensation
Effective January 1, 2006, the Company adopted FASB Statement No.123 (revised 2004), “Share-Based Payments” (“FASB No. 123R”). The Company adopted FASB No. 123R using the modified prospective basis. Under this method, compensation costs recognized beginning January 1, 2006 included costs related to 1) all share-based payments granted prior to but not yet vested as of January 1, 2006, based on previously estimated grant-date fair values and 2) all share-based payments granted subsequent to December 31, 2005 based on the grant-date fair value estimated in accordance with the provisions of FASB No. 123R. The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options granted subsequent to the date of adoption of FASB No. 123R. See Note 11 — Stock Options.

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
In August 2007, the Company sold Percipia. For purposes of comparability, the results of these operations have been reclassified from continuing operations to discontinued operations for the three months ended December 31, 2006 presented in the accompanying condensed consolidated statements of operations. See Note 12- Discontinued Operations.
Recent Accounting Pronouncements
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
In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“FASB No. 160”).” The objective of FASB No. 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations. FASB No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of FASB No. 141 (R). This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this Statement is the same as that of the related Statement 141(R). FASB No. 160 will be effective for the Company’s fiscal 2010. This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. The Company is currently assessing the impact of FASB No. 160 as its consolidated financial statements.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115 (“FASB No. 159”). FASB No. 159 gives the Company the irrevocable option to carry most financial assets and liabilities at fair value, with changes in fair value recognized in earnings. FASB No. 159 is effective for the Company’s 2009 fiscal year, although early adoption is permitted. The Company is currently assessing the impact of FASB No. 159 on its consolidated financial statements.
In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“FASB No. 157”). FASB No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. FASB No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. On December 14, 2007, the FASB issued proposed FASB Staff Position No. FAS 157-b, Effective Date of FASB No. 157 (“Proposed FSP). The Proposed FSP would amend FASB No. 157, to delay the effective date of FASB No. 157 for all nonfinanical assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). The Proposed FSP defers the effective date of FASB No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of the Proposed FSP. FASB No. 157 will be effective for the Company’s 2010 fiscal year, although early adoption is permitted. The Company is currently assessing the potential effect of FASB No. 157 on its consolidated financial statements.
3. Acquisitions
Acquisition of Marshall Pest Control of SW FL, Inc.
On October 2, 2007, Middleton acquired substantially all the assets of Marshall Pest Control of SW FL, Inc. (“Marshall”) , a lawn and pest control services company located in Naples, Florida for $1.6 million, consisting of $1.0 million in cash and $600,000 in the form of a promissory note. In addition, the Company incurred working capital adjustments and transaction costs of approximately $0.3 million.
The following table sets forth the allocation of the purchase price to Marshall tangible and intangible assets acquired and liabilities assumed as of October 2, 2007:

Goodwill	$1,487,775
Customer list	225,204
Accounts receivable	68,989
Inventory	13,199
Fixed assets	62,475

Total	$1,857,642

Acquisition of Archer Exterminators, Inc. (“Archer”)
On November 30, 2006, Middleton entered into an Asset Purchase Agreement to acquire substantially all of the assets of Archer for $3,300,000 consisting of $1,500,000 cash, $1,500,000 in the form of a subordinated promissory note and 73,529 shares of the Company’s common stock valued at $300,000. In addition, the Company incurred working capital adjustments and transaction costs totaling $0.1 million. The shares were issued in January, 2007.
Acquisition of Valentine’s Indoor Pest Management, Inc. (“Valentine”)
On February 8, 2007, Middleton acquired substantially all the assets of Valentine, headquartered in St. Cloud, Florida for approximately $43,400, consisting of $18,432 in cash and $25,000 in the form of a promissory note.
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
The following table sets forth the allocation of the purchase price for tangible and intangible assets associated with the above 2007 and 2008 acquisitions and their related acquired assets and liabilities assumed as of December 31, 2007:

Goodwill	$9,344,859
Customer list	2,159,885
Accounts receivable	641,666
Inventory	62,418
Fixed assets	576,424
Prepaid expenses	210,644
Customer deposits	(79,281)
Deferred revenue	(677,539)

Total	$12,239,076

Pro-Forma Results of Operations
The following sets forth the Company’s results of operations for the three months ended December 31, 2006 as if the acquisitions had taken place on October 1, 2006.

For the Three
Months Ended
December 31,
2006
Revenues	$16,656,825
Net (loss)	$(428,899)
Net (loss) per share Basic and diluted	$(0.03)
The pro-forma results of operations for the three months ended December 31, 2007 are not presented since there was an insignificant difference between pro-forma and actual results for the period as Marshall was acquired on October 2, 2007.
4. Inventories
Inventories consist of the following:

	December 31,	September 30,
	2007	2007
Materials	$1,188,726	$1,146,261
Finished goods	412,454	680,375

	$1,601,180	$1,826,636

The Company establishes reserves for inventory shrinkage and obsolescence. Reserves for inventory shrinkage and obsolescence amounted to $692,330 and $691,954 at December 31, 2007 and September 30, 2007, respectively.
5. Note Receivable
Pursuant to the Asset Purchase Agreement on September 8, 2006 between the Company and Sunair Holdings, LLC (“Sunair Holdings”), the Company received a three year subordinated promissory note as partial payment for the sale of substantially all of the assets of Sunair Communications, Inc. (“Sunair Communications”). The $2.0 million note issued by Sunair Holdings is guaranteed by the members of Sunair Holdings, matures on September 8, 2009 and bears interest at one year LIBOR plus 3% (7.43% at December 31, 2007) which is payable monthly starting on October 1, 2006. At September 30, 2007 interest receivable included in the accompanying consolidated balance sheets amounted to $55,560, which was paid together with interest due through December 2007. The Company’s former Chief Financial Officer, who also was the former Chief Financial Officer of Sunair Communications, and the Company’s former President, who also was the former President of Sunair Communications, are also affiliates of Sunair Holdings.

6. Property, Plant and Equipment
Property, plant and equipment consist of the following:

	December 31,	September 30,
	2007	2007
Leasehold improvements	$1,050,561	$1,146,561
Automobiles	3,402,452	3,288,057
Machinery and equipment	3,799,200	3,545,880

	8,252,213	7,980,498
Accumulated Depreciation	6,058,551	5,861,946

	$2,193,662	$2,118,552

Depreciation expense consists of $227,383 and $235,918 during the three months ended December 31, 2007 and 2006, respectively.
7. Revolving Line of Credit
The Company has a line of credit with a financial institution collateralized by substantially all of the assets of the Company. The maximum credit limit was $16,000,000 as of December 31, 2007. Interest is compounded daily based upon the London Interbank Offering Rate (LIBOR) plus a variable percentage based on the leverage ratio. The interest rate at December 31, 2007 was approximately 7.10%. The revolving line of credit has a commitment fee in the amount of .375% per annum on the average daily unused amount of the aggregate revolving committed amount. The outstanding balance on the revolving line of credit at December 31, 2007 and September 30, 2007, respectively, amounted to $9,832,796 and $6,732,796. At December 31, 2007, the availability under the revolving line of credit amounted to $1.4 million.
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
On February 12, 2008, the Company amended certain terms and conditions of the credit agreement. Among the amended terms and conditions were an extension of the maturity date to January 7, 2009 as well as amendments to the financial covenants relating to consolidated EBITDA, the leverage ratio and the fixed charge coverage ratio, which amendments are effective as of December 31, 2007. As of December 31, 2007, the Company was in compliance with its financial covenants. See Note 19- Subsequent Events for additional information.
8. Notes Payable
The Company has a capital lease for certain office equipment. The balance of the capital lease at December 31, 2007 and September 30, 2007, totaled $15,513 and $16,353, respectively.
Notes payable with a financial institution for leased office build out costs and computer equipment. The notes bear interest at 5.60% and 5.25% per annum, respectively, payable in monthly installments of principal and interest in the amount of $3,285 through March 29, 2011 and $5,795 through September 20, 2008, respectively. Balances at December 31, 2007 and September 30, 2007, totaled $167,683 and $192,367, respectively.
Notes payable with financial institutions for automobile loans. Interest rates range from 0% to 9% per annum, payable in monthly installments of principal and interest ranging in the amounts of $220 to $687, expiring in various years through 2010. Balances at December 31, 2007 and September 30, 2007, totaled $61,973 and $68,765, respectively.

The Company has notes payable relating to certain acquisitions as described in Note 3- Acquisitions which bear interest at 6% and 7%, with one not payable bearing interest at LIBOR plus 2% per annum (6.43% at December 31, 2007), with interest payable in semi-annual installments ranging in the amounts of $3,000 to $36,000 and principal due at maturity. The notes expire in various years through 2011. The note payable balances for the acquisition debt at December 31, 2007 and September 30, 2007, totaled $6,277,000 and $5,677,000, respectively. At December 31, 2007 and September 30, 2007, $275,000 of these acquisition notes payable were classified as current portion.
Interest expense incurred for the notes payable amounted to $109,888 and $36,914 for the three months ended December 31, 2007 and 2006, respectively.
Minimum future principal payments required under the above notes payable as of December 31, 2007, for each of the next five years and in the aggregate are:

2008	$392,540
2009	3,286,477
2010	1,686,979
2011	1,156,174
2012	—
Thereafter	—

6,522,170
Less: current portion	392,540

Long term portion	$6,129,630

9. Notes Payable-Related Party
The Company has a $5,000,000 subordinated note payable to related parties, in connection with the acquisition of Middleton. As of December 31, 2007 these parties include the former CEO of Middleton and a Director of the Company, who was appointed CEO of Middleton effective January 18, 2008. See Note 19 — Subsequent Events. Interest is paid semi-annually at prime (7.25% as of December 31, 2007). The note payable is due in full on June 7, 2010. Interest expense related to this note payable amounted to $108,767 and $104,284, for three months ended December 31, 2007 and 2006, respectively.
10. Income Taxes
The Company had an income tax provision for continuing operations of $0 and $317,303 for the three months ended December 31, 2007 and 2006,respectively. The Company did not have an income tax benefit for the three months ended December 31, 2007 as the Company has $13.5 million of net operating losses carryforwards which expire in 2026 and which are fully reserved. In addition, the Company does not have any net operating loss carrybacks . As a result the Company was unable to recognize an income tax benefit for the quarter ended December 31, 2007. For the three months ended December 31, 2006, the Company had an income tax provision of $769,703 related to discontinued operations.
11. Stock Options
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

No stock options were granted during the three months ended December 31, 2007 and 2006. There were no stock options exercised during the three months ended December 31, 2007.
Stock options activity for the three months ended December 31, 2007 are as follows:

		Weighted
		Avg. Exercise	Remaining
	Shares	Price	Life
Balances, beginning of period	585,092	$6.94
Granted	—	$—
Exercised	—	$—
Expired/Forfeited	(33,812)	$9.68

Options outstanding, end of period	551,280	$6.77	5.39
Options exercisable, end of period	411,247	$6.75	5.23
Options available for future grants	455,387
Stock options outstanding and exercisable at December 31, 2007 are as follows:

	Options Outstanding		Options Exercisable
		Weighted
		Average
Exercise	Options	Remaining	Exercise	Options
Price	Outstanding	Life	Price	Exercisable
$ 3.23	35,000	7.1	$3.23	31,356
$ 3.40	25,000	7.62	$3.40	2,380
$ 4.79	40,000	1.59	$4.79	40,000
$ 5.00	166,667	5.09	$5.00	131,850
$ 5.35	20,000	6.12	$5.35	20,000
$ 5.60	90,000	5.96	$5.60	67,993
$ 6.09	17,500	6.1	$6.09	8,307
$11.40	157,113	5.43	$11.40	109,361

	551,280			411,247

Included in the 551,280 options outstanding are 206,667 options that were granted outside of the 2004 Stock Incentive Plan.
Fair Value
On January 1, 2006, the Company adopted the provisions of FASB No. 123R which requires the Company to recognize expense related to the fair value of stock-based compensation awards. The Company elected the modified prospective transition method as permitted by FASB No. 123R, under which stock-based compensation for the three months ended December 31, 2007 and 2006 is based on grant date fair value estimated in accordance with the provisions of FASB No. 123R and compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006, as well as the unvested portion of previously granted awards that remained outstanding as of January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of FASB No. 123R. In addition, options granted to certain members of the board of directors as payment for Board Services recorded in accordance with FASB No. 123R and the issuance of restricted stock awards and stock units are also included in stock-based compensation for the three months ended December 31, 2007 and 2006. The Company recognizes compensation expense for restricted stock awards and restricted stock units on a straight-line basis over the requisite service period of the award. For the three months ended December 31, 2007 and 2006, respectively, the Company recorded $142,012 and $216,984 of stock-based compensation expense which has been classified as selling, general and administrative expenses.

The fair value of stock-based awards was estimated using the Black-Scholes model, on the date of grant, with the following weighted-average assumptions:

For the Three Months Ended December 31,
	2007	2006
Expected dividend yield	—	—
Expected price volatility	61.75-70.07%	65.21-70.07%
Risk-free interest rate	3.76-4.76%	3.76-4.61%
Expected life of options	5-8.25 years	5-8.25 years
The Company’s computation of the expected volatility for the three months ended December 31, 2007 and 2006 is based primarily upon historical volatility and the expected term of the option. The expected term is based on the historical exercise experience under the share-based plans of the underlying award (including post-vesting employment termination behavior) and represents the period of time the share-based awards are expected to be outstanding. The interest rate is based on the U.S. Treasury yield in effect at the time of grant for a period commensurate with the estimated expected life.
As of December 31, 2007, approximately $683,291 of total unrecognized compensation costs related to non-vested stock options is expected to be recognized over a weighted average period of 1.21 years.
12. Discontinued Operations
On August 1, 2007, the Companysold all the outstanding shares of Percipia, a wholly-owned subsidiary, in our Telephone Communications segment for approximately $4.0 million in cash, of which $750,000 was placed in an escrow account pending the resolution of certain tax matters.
On November 20, 2006, the Company closed a transaction to sell the real estate property associated with the previously sold high frequency radio business for $2.7 million in cash and a recognized gain in the amount of $2.2 million, $1.4 million net of income taxes.

The accompanying consolidated condensed statements of operations for the three months presented have been adjusted to classify Percipia as discontinued operations. Selected statements of operations data for the Company’s discontinued operations is as follows:

(dollars in thousands)
For the Three Months Ended
December 31, 2006
Percipia, Inc. — Net loss	$(151)

Pre-tax (loss) from discontinued operations	(151)
Income tax benefit	52

(Loss) from discontinued operations, net of income taxes	(99)

Gain on sale of assets from discontinued operations	2,183

Income tax (provision)	(822)

Gain on sale of assets from discontinued operations, net of income taxes	1,361

Income from discontinued operations, net of income taxes	$1,262

13. Employee Benefits
Middleton has a profit sharing and 401(k) Plan. Under the Plan, eligible employees may contribute up to 15% of their annual compensation. During the three months ended December 31, 2007 and 2006, the Company contributed $57,354, and $48,046, respectively.
14. Commitments and Contingencies
The Company leases office space under operating leases expiring in various years through 2012, and vehicles under operating leases expiring in various years through 2014. Certain leases provide for renewal options for periods from one to five years at their fair rental value at the time of renewal. In the normal course of business, operating leases are generally renewed or replaced by other leases. Rent expense and vehicle lease expense was $837,367 and $818,516 for the three months ended December 31, 2007 and 2006, respectively.
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

15. Goodwill and Intangible Assets
Goodwill and intangible assets consist of the following as December 31, 2007 and September 30, 2007:

	Goodwill	Customer Lists	Total
Ending balance, September 30, 2007	$60,675,353	$10,958,234	$71,633,587
Acquisition of businesses	1,487,775	225,204	1,712,979
Purchase price adjustment	(50,600)	—	(50,600)

	62,112,528	11,183,438	73,295,966
Less amortization expense	—	(933,432)	(933,432)

Ending balance, December 31, 2007	$62,112,528	$10,250,006	$72,362,534

The table below presents the weighted average life in years of the Company’s intangible assets.

	2007		2006
Goodwill	(a	)	(a	)
Customer lists (b)	5		8

Weighted average	5		8

(a)	Goodwill is not amortized but, along with all other intangible assets, is reviewed for possible impairment each year at September 30th or when indicators of impairment exist.
(b)	Change in estimated useful life for customer lists during the fourth quarter of 2007. See Note 2- Summary of Significant Accounting Policies.
The table below reflects the estimated aggregate customer account amortization for each of the five succeeding years of the Company’s existing customer account base as of December 31, 2007:

Aggregate
Amortization
Expense
2008	$3,724,403
2009	3,724,403
2010	2,150,066
2011	539,535
2012	111,599

Total Aggregate Amortization Expense	$10,250,006

16. Net Income (Loss) Per Share
Basic net income (loss) per share is computed using the weighted average number of shares outstanding during the period. Due to the Company’s losses from continuing operations, dilutive potential common shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented.

Loss per share data for continuing operations were computed as follows:

	For the Three Months Ended
	December 31,
	2007	2006
Basic and diluted net (loss) per share from continuing operations:
Net (loss) from continuing operations	$(2,113,813)	$(662,452)
Shares used in computation:
Weighted average shares outstanding	13,091,088	13,017,233

Basic and diluted net (loss) per share from continuing operations:	$(0.16)	$(0.05)

The following table summarizes the weighted average dilutive securities that were excluded from the above computation of diluted net income (loss) per share because their inclusion would have an anti-dilutive effect:

	For the Three Months Ended
	December 31,
	2007	2006
Dilutive securities:
Options/warrants	11,000,000	11,000,000

Total anti-dilutive shares	11,000,000	11,000,000

17. Segment and Geographic Information
The Company manages its business and has segregated its activities into two business segments; Installation and maintenance of telephone communication systems, and pest control, lawn and shrub care, subterranean and drywood termite control and mosquito reduction services.

Certain financial information for each segment is provided below as of December 31, 2007 and September 30, 2007, and for the three months ended December 31:

	For the Three Months
	Ended December 31,
	2007	2006
Net revenues:
Lawn and pest control services	$13,448,897	$12,388,515
Telephone communications	2,471,204	2,559,088

Total net revenues	$15,920,101	$14,947,603

Operating income (loss):
Lawn and pest control services	$467,511	$1,001,530
Telephone communications	124,376	20,441
Unallocated home office expenses	(2,384,647)	(1,759,471)

Total operating loss	$(1,792,760)	$(737,500)

	December 31,	September 30,
	2007	2007
Identifiable property plant and equipment:
Lawn and pest control services	$2,146,717	$2,112,214
Telephone communications	46,945	258,726

Total identifiable property plant and equipment	$2,193,662	$2,370,940

The Company operates worldwide, primarily in North America. No single country or geographic region, other than North America, is significant to the overall operations of the Company.
18. Related Parties
The Company pays management fees to RPC Financial Advisors, LLC (“RPC”), a related party. Management fees for the three months ended December 31, 2007 and 2006 totaled $390,625 and $391,769, respectively. On January 7, 2008, the Company entered into an Amended Management Services Agreement, see Note 19-Subsequent Events for additional information.
The Company issued a note payable to related parties in connection with the acquisition of Middleton, as discussed in Note 9-Note Payable-Related Party.
The Company received a note receivable from former related parties through the sale of Sunair Communications, the high frequency radio segment, as more fully described in Note 5-Note Receivable.
19. Subsequent Events
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
The Amended Management Services Agreement is for a term of three years which commenced on February 8, 2008 and expires on February 7, 2011. The Company will pay RPC a monthly management fee equal to one (1%) of the monthly gross revenues of the Company, which will be payable monthly based on the average monthly revenues of the preceding quarter. RPC will also receive a transaction fee of up to 2% of the Aggregate Consideration received by the Company in a Transaction (as such capitalized terms are defined in the Management Services Agreement). Pursuant to the Management Services Agreement, RPC will provide the Company with services similar to those provided in the Previous Management Services Agreement. After the initial term of three years, the Management Services Agreement will automatically renew for successive one year terms, unless either RPC or the Company terminates the agreement upon 30 days notice.

Effective January 18, 2008, the Company appointed Charles P. Steinmetz to serve as the Chief Executive Officer of Middleton. Mr. Steinmetz was the majority owner of Middleton from 1977 until it was purchased by the Company in June 2005 and has served as a director of the Company since that time.
On February 12, 2008 (the “Closing Date”), the Company amended its revolving line of credit terms and conditions (“the Second Amendment”) which included an extension of the maturity date to January 7, 2009 from October 1, 2008, reduced the capacity under the credit agreement from $16.0 million to $13.5 million as of the Closing Date, to $12.75 million as of June 30, 2008 and to $11.75 million as of September 30, 2008. The Second Amendment also modified the financial covenants relating to consolidated EBITDA, the leverage ratio and the fixed charge coverage ratio, which amendments are effective as of December 31, 2007. Based on the revised financial covenants included in the Second Amendment, the Company was in compliance with the financial covenants in its revolving line of credit as of December 31, 2007.
Item 2. Management’s Discussion And Analysis of Financial Condition and Results of Operations
Cautionary Statement Regarding Forward Looking Information:
Some of the statements in this quarterly report, including those that contain the words “anticipate,” “believe,” “plan,” “estimate,” “expect,” “should,” “intend” and other similar expressions, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Those forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements or those of our industry to be materially different from any future results, performance or achievements expressed or implied by those forward-looking statements. Among the factors that could cause actual results, performance or achievement to differ materially from those described or implied in the forward-looking statements are general economic conditions, competition, potential technology changes, changes in or the lack of anticipated changes in the regulatory environment in various countries, the risks inherent in new product and service introductions and the entry into new geographic markets and other factors included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007 filed with the Securities and Exchange Commission (the “SEC”) on January 15, 2008 and other filings with the SEC. Copies of our SEC filings are available from the SEC or may be obtained upon request from us. We do not undertake any obligation to update the information contained herein, which speaks only as of this date.
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
In order to execute our strategy, we shifted our focus to the Lawn and Pest Control Services business segment, which resulted in a series of acquisitions and divestitures planned to enable us to shed our legacy businesses (Telephone Communications and High Frequency Radio) and grow our core business, lawn and pest control. We intend to divest ourselves of our remaining telecommunications subsidiary, Telecom FM Limited (“Telecom FM”), as soon as is practicable. However, we cannot assure you of the timing of such disposition, or the amount of net proceeds we will receive upon such disposition.

To date the acquisitions and divestitures have been as follows:
Acquisitions:
•	June 2005 we acquired the issued and outstanding stock of Middleton, our platform company, a leading provider of lawn and pest control services in Florida.

•	July 2005 we acquired substantially all the assets of Four Seasons Lawn and Pest Control, Inc.

•	December 2005 we acquired substantially all the assets of Spa Creek Services, LLC, D/B/A as Pest Environmental Services, Inc.

•	January 2006 we acquired substantially all the assets of Par Pest Control, Inc., D/B/A Paragon Termite & Pest Control.

•	February 2006 we acquired substantially all the assets of Pestec Pest Control, Inc.

•	March 2006 we acquired substantially all the assets of Ron Fee, Inc.

•	November 2006 we acquired substantially all the assets of Archer Exterminators, Inc.

•	February 2007 we acquired substantially all the assets of Valentine’s Indoor Pest Management, Inc.

•	April 2007 we acquired substantially all the assets of David Burke, Inc., D/B/A Florida Exterminating.

•	May 2007 we acquired substantially all the assets of Summer Rain Fertilization Company.

•	August 2007 we acquired substantially all the assets of Howell Environmental, Inc.

•	September 2007 we acquired substantially all the assets of Longboat Key Pest Control, Inc.

•	October 2007 we acquired substantially all the assets of Marshall Pest Control of SW FL, Inc.
All of these acquisitions of lawn care and pest control companies have been made by Middleton, our platform company, and are being integrated into its operations.
Dispositions:
•	September 2006 we sold substantially all the assets of Sunair Communications Inc., our high frequency radio business.

•	November 2006 we sold real estate associated with the previously sold high frequency radio business.

•	August 2007 we sold all the issued and outstanding stock of Percipia, Inc. (“Percipia”), a wholly-owned subsidiary in our telephone communications segment.

Results of Operations
Three Months Ended December 31, 2007 compared to the Three Months Ended December 31, 2006
Revenue:

	(dollars in thousands)
	For the Three Months Ended
	December 31,
	2007	2006
Lawn and pest control services	$13,449	$12,389
Telephone communications	2,471	2,559

Total revenue	$15,920	$14,948

Lawn and Pest Control Services
Revenue from the lawn and pest control services segment is comprised of lawn, pest control and termite services. Revenue in the segment increased by $1.1 million or 8.6% for the three months ended December 31, 2007 as compared to the three months ended December 31, 2006. The revenue increase was primarily attributable to the integration of our acquisitions since December 31, 2006.
Telephone Communications
Our remaining telephone communications subsidiary, Telecom FM, manufactures and sells least cost routing devices. Revenue from Telecom FM decreased by $0.1 million or 3.4% for the three months ended December 31, 2007 as compared to the three months ended December 31, 2006.
Cost of Sales:

	(dollars in thousands)
	For the Three Months Ended
	December 31,
	2007	2006
Lawn and pest control services	$4,967	$4,562
Telephone communications	1,152	1,486

Total cost of sales	$6,119	$6,048

Lawn and Pest Control Services
Cost of sales in the lawn and pest control services segment increased by $0.4 million or 8.9% to $5.0 million or 36.9% of revenue for the three months ended December 31, 2007 as compared to $4.6 million or 36.8% of revenue for the three months ended December 31, 2006.
•	Chemical costs increased by $0.2 million for the three months ended December 31, 2007 as compared to the same period in 2006, proportionate to the increase in revenue.

•	Payroll expenses increased by $0.1 million for the three months ended December 31, 2007 as compared to the same period in 2006 primarily due to an increase in sales training costs.

•	Vehicle costs increased by $0.1 million for the three months ended December 31, 2007 compared to the same period in 2006 primarily due to an increase in fuel costs.

Telephone Communications
Cost of sales in our telephone communications segment decreased by $0.3 million or 22.5% to $1.2 million or 46.6% of revenue for the three months ended December 31, 2007 as compared to $1.5 million or 58.1% of revenue for the three months ended December 31, 2006, primarily related to a decrease in product costs due to a shift in product mix.
Gross Profit:

	(dollars in thousands)
	For the Three Months Ended
	December 31,
	2007	2006
Lawn and pest control services	$8,482	$7,827
Telephone communications	$1,319	1,073

Total gross profit	$9,801	$8,900

Lawn and Pest Control Services
The gross profit of the lawn and pest control services segment increased by $0.7 million or 8.4% to $8.5 million or 63.1% of revenue for the three months ended December 31, 2007 as compared to $7.8 million or 63.2% of revenue for the three months ended December 31, 2006:
•	The increase in gross profit of 8.4% period over period is proportionate to the increase in revenue period over period.
Telephone Communications
The gross profit in the telecommunications segment increased by $0.2 million or 23.0% to $1.3 million for the three months ended December 31, 2007 as compared to $1.1 million for the three months ended December 31, 2006.
•	Gross profit increased for the three months ended December 31, 2007 compared to the same time period in 2006 despite a decrease in revenue. The gross margin increased to 53.4% in 2007 compared to 41.9% in 2006 due to a shift in product mix.
Operating Expenses:
Selling, General and Administrative Expenses:

	(dollars in thousands)
	For the Three Months Ended
	December 31,
	2007	2006
Selling	$2,023	$1,820
General and administrative	8,400	7,147
Depreciation and amortization	1,171	670

Total operating expenses	$11,594	$9,637

Selling, general and administrative expenses (“SG&A expense”) increased by $2.0 million or 20.3% to $11.6 million or 72.8% of revenue for the three months ended December 31, 2007 as compared to $9.6 million or 64.5% of revenue for the three months ended December 31, 2006.
Selling expenses increased by $0.2 million or 11.2% to $2.0 million or 12.7% of revenue for the three months ended December 31, 2007 as compared to $1.8 million or 12.2% of revenue for the three months ended December 31, 2006.
•	Middleton’s selling costs increased by $0.1 million for the three months ended December 31, 2007 as compared to the same time period in 2006 as a result of costs associated with the recruiting and training of new sales consultants.
General and administrative expenses increased by $1.3 million or 17.5% to $8.4 million or 52.8% of revenue for the three months ended December 31, 2007 as compared to$7.1 million or 47.8% of revenue for the three months ended December 31, 2006.
•	Middleton’s general and administrative expenses increased by $1.0 million for the three months ended December 31, 2007 as compared to the same period in 2006. The increase was primarily driven by payroll expenses which increased by $0.6 million for the three month period ended December 31, 2007 as compared to the same period in 2006 as a result of the purchase and integration of several acquisitions, expansion of staff related to meeting our compliance requirements with regards to Sarbanes-Oxley and an increase in staff related to the conversion of our existing operating software to a new system. Occupancy expenses increased by $0.1 million due to our expansion and increased facility lease rates. Vehicle expenses increased by $0.1 million due to higher fuel costs.
Depreciation and amortization expenses increased by $0.5 million or 74.7% to $1.2 million or 7.4% of revenue for the three months ended December 31, 2007 as compared to $0.7 million or 4.5% of revenue for the three months ended December 31, 2006.
•	Corporate depreciation and amortization expenses increased by $0.5 million for the three months ended December 31, 2007 as compared to 2006 due to a significant increase in the amortization of intangible assets due to our acquisition activity coupled with the change in estimated useful life for customer lists from 8 years to 5 years, which occurred during the fourth quarter of fiscal year 2007.
Other Income (Expenses):

	(dollars in thousands)
	For the Three Months
	Ended December 31,
	2007	2006
Interest income	$54	$68
Interest expense	(380)	$(288)
Gain (Loss) on disposal of assets	5	$(22)

Total other income (expenses)	$(321)	$(242)

Other expenses decreased by $0.1 million or 32.5% for the three months ended December 31,2007 as compared to the three months ended December 31, 2006.

•	Middleton’s interest expense increased by $0.1 million for the three months ended December 31, 2007 as compared to the three months ended December 31, 2006. The lawn and pest services segment incurred an additional $4.2 million in debt related to acquisitions since December 31, 2006.
Income Tax (Expenses) Benefit from Continuing Operations:

	(dollars in thousands)
	For the Three Months Ended
	December 31,
	2007	2006
Income tax (expense) benefit	$—	$317

Income tax (expense) from continuing operations decreased by $0.3 million for the three months ended December 31, 2007 as compared to the three months ended December 31, 2006. The Company did not have an income tax benefit for the three months ended December 31, 2007 as the Company has $13.5 million of net operating losses carryforwards which expire in 2026 and which are fully reserved. In addition, the Company does not have any net operating loss carrybacks . As a result the Company was unable to recognize an income tax benefit for the quarter ended December 31, 2007.
Discontinued Operations:

(dollars in thousands)
For the Three Months Ended
December 31, 2006
Percipia, Inc. — Net loss	$(151)

Pre-tax (loss) from discontinued operations	(151)
Income tax benefit	52

(Loss) from discontinued operations, net of income taxes	(99)

Gain on sale of assets from discontinued operations	2,183

Income tax (provision)	(822)

Gain on sale of assets from discontinued operations, net of income taxes	1,361

Income from discontinued operations, net of income taxes	$1,262

As indicated earlier, our significant divestitures have been recorded as discontinued operations:
•	On November 20, 2006, we closed a transaction to sell the real estate property associated with the previously sold high frequency radio business for $2.7 million in cash and a recognized gain in the amount of $2.2 million, $1.4 million net of income taxes.

•	On August 1, 2007, we sold all the outstanding shares of Percipia. The results of operations for the three months ended December 31, 2006 related to Percipia have been classified as discontinued operations.

Liquidity and Capital Resources
Generally our working capital needs are funded from operations and advances under our revolving line of credit. In the lawn care and pest control business segment customers are billed when service is rendered and payment is usually received in less than thirty (30) days. In the telecommunication business segment customers are billed when orders are shipped and payment is usually received in sixty (60) to one hundred twenty (120) days from the billing date. Materials related to telecommunications equipment production must be purchased significantly in advance of the billing date and payment terms with vendors generally range between thirty (30) and sixty (60) days.
As of December 31, 2007, our liquidity and capital resources included cash and equivalents of $1.4 million, a working capital deficit of less than $(0.1) million and $1.4 million was available under our revolving line of credit. As of September 30, 2007, our liquidity and capital resources included cash and equivalents of $2.8 million, a working capital deficit of $(0.9) million and $9.0 million available under our revolving line of credit.
Cash used in operating activities was $3.2 million for the three months ended December 31, 2007 as compared to cash used in operating activities of $1.3 million for the three months ended December 31, 2006. During the three months ended December 31, 2007 the primary sources of cash from operating activities were reductions in prepaid expenses of $0.5 million and inventory of $0.2 million. The primary uses of cash from operating activities for the three months ended December 31, 2007 were increase in accounts receivable of $1.9 million, reduction in accounts payable and accrued expenses of $0.8 million, reduction in customer deposits of $0.3 million, reduction in unearned revenue of $0.2 million and funding of cash loss of $0.8 million.
Net cash used in investing activities was $1.2 million during the three months ended December 31, 2007 as compared to cash provided by investing activities of $0.8 million for the three months ended December 31, 2006. During the three months ended December 31, 2007 the primary uses of cash from investing activities during the three months ended December 31, 2007 were cash paid for business acquisitions of $1.0 million and the purchase of property, plant and equipment of $0.2 million.
Net cash provided by financing activities was $3.1 million for the three months ended December 31, 2007 as compared to $0.4 million for the three months ended December 31, 2006. During the three months ended December 31, 2007 the primary source of cash from financing activities was proceeds from revolving line of credit of $3.1 million.
Cash flows from discontinued operations are included in the consolidated statement of cash flows within operating, investing and financing activities for the three months ended December 31, 2006.
Our uses of cash for fiscal 2008 will be principally for working capital needs, capital expenditures and debt service. We are not anticipating significant acquisition activity in fiscal 2008. We believe that we can fund our planned business activities from a combination of cash flows from operations and funds available under our revolving line of credit. On February 12, 2008, we amended our revolving line of credit terms and conditions (“the Second Amendment”) which included an extension of the maturity date to January 7, 2009 from October 1, 2008, reduced the capacity under the credit agreement from $16.0 million to $13.5 million effective February 12, 2008, to $12.75 million as of June 30, 2008 and to $11.75 million as of September 30, 2008. The Second Amendment also modified the financial covenants relating to consolidated EBITDA, the leverage ratio and the fixed charge coverage ratio, which amendments are effective as of December 31, 2007. Based on the revised financial covenants included in the Second Amendment, we were in compliance with the financial covenants in its revolving line of credit at December 31, 2007.

Recent Accounting Pronouncements
See Note 2, “Summary of Significant Accounting Policies” in the Notes to the Condensed Consolidated Financial Statements for a discussion of recent accounting pronouncements and their effect, if any, on the Company.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk in the areas of changes in United States and international borrowing rates and changes in foreign currency exchange rates. Historically and as of December 31, 2007, we have not used derivative instruments or engaged in hedging activities to minimize market risk.
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
Exchange Rate Risk
We generally conduct business in U.S. dollars, and as a result, we have limited foreign currency exchange rate risk. However, we are exposed to foreign currency risk through our operations in the Telephone Communications business. Foreign currency risk arises from transactions denominated in a currency other than our functional currency and from foreign denominated revenue and profit translated into U.S. dollars. The primary foreign currency to which we are exposed is the British pound sterling, Telecom FM’s functional local currency. We do not currently use forward exchange contracts to limit potential losses in earnings or cash flows from foreign currency exchange rate movements. Our condensed consolidated balance sheets are translated at exchange rates in effect as of the balance sheet date and income statement accounts are translated at average exchange rates for the period of the income statement. Translation gains and losses are included as a separate component of stockholders’ equity as cumulative translation adjustments. Foreign currency transaction gains and losses are included in other income and expenses. The effect of an immediate change in foreign exchange rates would not have a material impact on our financial condition or results of operations.

Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Interim Chief Financial Officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that, at December 31, 2007, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.
(b) Changes in Internal Controls
There was no change in our internal controls or in other factors that could affect these controls during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
You should refer to Item 1A, Risk Factors included in the September 30, 2007 Annual Report on Form 10-K for a comprehensive list of our risk factors. The following risk factor was included in this section as a recent change in the risk factor materialized. If the following risk factor or those incorporated by reference into this report materialize, our financial condition and results of operations could be materially and adversely affected and the value of our stock could decline. The risks and uncertainties described below and incorporated by reference into this report are those that we currently believe may materially affect us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business operations.
Our shareholders may incur substantial dilution.
Our shareholders may incur substantial dilution of their percentage of ownership interests if our warrant holders exercise their warrants. As of February 11, 2008, we have warrants outstanding to purchase (i) 5 million shares of our common stock at an exercise price of $7.00 per share, will expire on February 7, 2010 and (ii) 1 million shares of our common stock at an exercise price of $6.30 per share, which will expire on January 27, 2011. Upon exercise of the warrants, up to an additional 6,000,000 shares of our common stock would be outstanding. In addition, the warrants issued to our warrant holders contain certain anti-dilution provisions that if triggered, would cause a decrease in the exercise price of the warrants and would result in more shares of common stock being issuable upon exercise of the warrants. The warrants also provide for other customary anti-dilution adjustments to the exercise price in the event of stock splits, stock dividends, recapitalizations, reorganizations, reclassifications, distributions and business combinations, as well as adjustments in the event of cash dividends and other specified distributions. Adjustments to the warrants pursuant to these provisions may result in significant dilution to the ownership interests of our existing shareholders and may adversely affect the market price of our common stock. The anti-dilution provisions may also limit our ability to obtain additional financing on terms favorable to us. On February 8, 2008, 5 million warrants to purchase 5 million shares of our common stock at an exercise price of $6.00 per share expired.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.
Item 6. Exhibits

3.1	Sunair Services Corporation Amended and Restated Bylaws, effective as of December 18, 2007 (incorporated by reference to Exhibit 3.1 in the Company’s Current Report Form 8-K filed with the SEC on December 20, 2007).

10.1	Separation and Release Agreement dated as of October 29, 2007 between Sunair Southeast Pest Holdings, Inc. and Gregory Clendenin (incorporated by reference to Exhibit 10.1 in the Company’s Current Report Form 8-K filed with the SEC on November 1, 2007).

10.2	Consulting Agreement dated as of October 29, 2007 between Sunair Southeast Pest Holdings, Inc. and George Clendenin (incorporated by reference to Exhibit 10.2 in the Company’s Current Report Form 8-K filed with the SEC on November 1, 2007).

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Interim Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Interim Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNAIR SERVICES CORPORATION
Date: February 14, 2008	/s/ John J. Hayes
John J. Hayes
President and Chief Executive Officer

Date: February 14, 2008	/s/ Edward M. Carriero, Jr.
Edward M. Carriero, Jr.
Interim Chief Financial Officer