Form 10-Q
period 2008-03-31
SUNAIR SERVICES CORP
filed 2008-05-15
CIK 95366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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
Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
As of 4/30/08, the Registrant had 13,091,088 shares outstanding of common stock.

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES
INDEX

		Page
		No.
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of March 31, 2008 and September 30, 2007 (Unaudited)	3

	Condensed Consolidated Statements of Operations for the Six Months Ended March 31, 2008 and 2007 (Unaudited)	5

	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2008 and 2007 (Unaudited)	6

	Condensed Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive (Loss) Income for the Six Months ended March 31, 2008 (Unaudited)	7

	Condensed Consolidated Statement of Cash Flows for the Six Months Ended March 31, 2008 and 2007 (Unaudited)	8

	Notes to Unaudited Condensed Consolidated Financial Statements	10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31

Item 4.	Controls and Procedures	31

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	32

Item 1A.	Risk Factors	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3.	Defaults Upon Senior Securities	32

Item 4.	Submission of Matters to a Vote of Security Holders	32

Item 5.	Other Information	32

Item 6.	Exhibits	33

Signatures		34
EX-31.1 Section 302 Certification of CEO
EX-31.2 Section 302 Certification of CFO
EX-32.1 Section 906 Certification of CEO
EX-32.2 Section 906 Certification of CFO

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
SUNAIR SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2008 AND SEPTEMBER 30, 2007
(UNAUDITED)

	March 31, 2008	September 30, 2007
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$3,276,604	$2,781,838
Accounts receivable, net	4,768,613	3,481,064
Inventories, net	2,060,048	1,826,636
Prepaid and other current assets	1,762,752	2,185,909

Total Current Assets	11,868,017	10,275,447

PROPERTY, PLANT, AND EQUIPMENT, net	2,029,081	2,118,552

OTHER ASSETS:

Note receivable	2,000,000	2,000,000
Software costs, net	271,104	359,375
Customer list, net	9,318,905	10,958,234
Goodwill	62,112,528	60,675,353
Other assets	409,103	390,294

Total Other Assets	74,111,640	74,383,256

TOTAL ASSETS	$88,008,738	$86,777,255

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2008 AND SEPTEMBER 30, 2007
(UNAUDITED)

	March 31, 2008	September 30, 2007
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accounts payable	$2,191,722	$2,346,395
Accrued expenses	3,917,539	4,263,674
Unearned revenues	1,003,036	952,417
Customer deposits	3,562,953	3,166,264
Notes payable and capital leases, current portion	1,838,327	409,029

Total Current Liabilities	12,513,577	11,137,779

LONG TERM LIABILITIES:

Notes payable and capital leases, net of current portion	4,635,520	5,545,456
Note payable -related party	5,000,000	5,000,000
Revolving line of credit	10,532,796	6,732,796

Total Long Term Liabilities	20,168,316	17,278,252

TOTAL LIABILITIES	32,681,893	28,416,031

COMMITMENTS & CONTINGENCIES

STOCKHOLDERS’ EQUITY:

Preferred stock, no par value, 8,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.10 par value, 100,000,000 shares authorized, 13,091,088 shares issued and outstanding at March 31, 2008 and September 30, 2007, respectively	1,309,110	1,309,110
Additional paid-in capital	52,581,524	52,378,437
Retained earnings	1,403,998	4,585,007
Accumulated other comprehensive gain — cumulative translation adjustment	32,213	88,670

Total Stockholders’ Equity	55,326,845	58,361,224

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$88,008,738	$86,777,255

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

	2008	2007
SALES
Lawn and pest control services sales	$27,647,194	$25,990,136
Telephone communications sales	5,049,233	5,875,549

Total sales	32,696,427	31,865,685

COST OF SALES
Lawn and pest control services cost of sales	10,425,089	9,319,837
Telephone communications cost of sales	2,338,867	3,219,253

Total cost of sales	12,763,956	12,539,090

GROSS PROFIT	19,932,471	19,326,595

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	22,462,331	19,982,156

LOSS FROM OPERATIONS	(2,529,860)	(655,561)

OTHER INCOME (EXPENSES):
Interest income	122,331	119,418
Interest expense	(728,140)	(675,713)
(Loss) gain on disposal of assets	(6,157)	10,518

Total Other Income (Expenses)	(611,966)	(545,777)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(3,141,826)	(1,201,338)

INCOME TAX (PROVISION) BENEFIT	(39,183)	269,991

LOSS FROM CONTINUING OPERATIONS	(3,181,009)	(931,347)

INCOME FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX PROVISION OF $0 and $562,933 IN 2008 and 2007, RESPECTIVELY	—	1,312,060

NET (LOSS) INCOME	$(3,181,009)	$380,713

BASIC AND DILUTED (LOSS) INCOME PER SHARE:
CONTINUING OPERATIONS	$(0.24)	$(0.07)

DISCONTINUED OPERATIONS	$—	$0.10

NET (LOSS) INCOME	$(0.24)	$0.03

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC and DILUTED	13,091,088	13,041,634

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

	2008	2007
SALES
Lawn and pest control services sales	$14,198,297	$13,601,619
Telephone communications sales	2,578,029	3,316,464

Total sales	16,776,326	16,918,083

COST OF SALES
Lawn and pest control services cost of sales	5,458,133	4,758,071
Telephone communications cost of sales	1,186,723	1,732,989

Total cost of sales	6,644,856	6,491,060

GROSS PROFIT	10,131,470	10,427,023

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	10,868,570	10,345,084

(LOSS) INCOME FROM OPERATIONS	(737,100)	81,939

OTHER INCOME (EXPENSES):
Interest income	68,427	51,644
Interest expense	(348,513)	(387,390)
(Loss) gain on disposal of assets	(10,827)	32,224

Total Other Income (Expenses)	(290,913)	(303,522)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(1,028,013)	(221,583)

INCOME TAX (PROVISION)	(39,183)	(47,312)

(LOSS) FROM CONTINUING OPERATIONS	(1,067,196)	(268,895)

INCOME FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX BENEFIT OF $0 and $206,770 IN 2008 and 2007, RESPECTIVELY	—	49,917

NET (LOSS)	$(1,067,196)	$(218,978)

BASIC AND DILUTED (LOSS) PER SHARE:
CONTINUING OPERATIONS	$(0.08)	$(0.02)

DISCONTINUED OPERATIONS	$—	$0.00

NET (LOSS) INCOME	$(0.08)	$(0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC and DILUTED	13,091,088	13,066,578

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE (LOSS) INCOME
FOR THE SIX MONTHS ENDED MARCH 31, 2008
(UNAUDITED)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance at September 30, 2007	13,091,088	$1,309,110	$52,378,437	$4,585,007	$88,670	$58,361,224
Comprehensive income:
Net (loss)	—	—	—	(3,181,009)	—	(3,181,009)
Currency translation adjustment	—	—	—	—	(56,457)	(56,457)

Comprehensive (loss)				(3,181,009)	(56,457)	(3,237,466)
Share-based compensation	—	—	203,087		—	203,087

Balance at March 31, 2008	13,091,088	$1,309,110	$52,581,524	$1,403,998	$32,213	$55,326,845

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss) income	$(3,181,009)	$380,713
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	454,946	470,443
Amortization	1,952,805	1,159,023
Deferred taxes	—	269,100
Bad debt reserve	—	5,747
Inventory reserve	(423,193)	77,962
Loss (gain) on sale of assets	6,157	(2,380,398)
Stock-based compensation expense	203,087	240,808
Stock issued for services rendered	—	45,000
(Increase) decrease in assets:
Accounts receivable	(1,214,763)	(1,644,822)
Income tax receivable	—	23,842
Inventories	202,980	(351,078)
Prepaid and other current assets	400,471	(411,620)
Other assets	3,875	393,372
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(758,450)	2,327,681
Unearned revenue	50,619	67,321
Income taxes payable	—	(1,057)
Customer deposits	392,892	134,091

Net Cash (Used In) Provided By Operating Activities	(1,909,583)	806,128

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant, and equipment	(289,352)	(202,470)
Software development costs	—	(162,018)
Cash paid for business acquisitions	(1,000,000)	(1,518,432)
Net proceeds from sale of assets	30,796	2,531,963

Net Cash (Used In) Provided by Investing Activities	(1,258,556)	649,043

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

	2008	2007
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of line of credit (net)	—	(900,000)
Proceeds from line of credit	3,800,000	—
Repayment of notes payable and capital leases	(80,638)	(56,707)

Net Cash Provided By (Used In) Financing Activities	3,719,362	(956,707)

Effect of exchange rate fluctuations on cash	(56,457)	99,867

NET INCREASE IN CASH AND CASH EQUIVALENTS	494,766	598,331

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,781,838	1,601,110

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,276,604	$2,199,441

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$—	$—

Cash paid during the period for interest	$676,228	$549,113

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued in acquisition	$—	$300,000

Debt incurred in acquisitions	$600,000	$1,500,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Basis of Consolidated Financial Statement Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Sunair Services Corporation and its subsidiaries (the “Company”), required to be consolidated in accordance with U.S. generally accepted accounting principles (GAAP). The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the accounting policies described in the September 30, 2007 Annual Report on Form 10-K except for the accounting policy relating to accounting for uncertainty in income taxes, and should be read in conjunction with the consolidated financial statements and notes thereto.
The unaudited condensed consolidated financial statements for the six and three months ended March 31, 2008 and 2007 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 8 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain only normal recurring adjustments necessary to present fairly the Company’s financial position as of March 31, 2008, and the results of its operations and cash flows for the six and three months ended March 31, 2008 and 2007. Operating results for the six months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2008.
2. Summary of Significant Accounting Policies
Income taxes
Effective October 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company determine whether the benefits of the Company’s tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. The provisions of FIN 48 also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and disclosure. The Company did not have any unrecognized tax benefits and there was no effect on the financial condition or results of operations as a result of implementing FIN 48. The Company does not have any interest and penalties in the statement of operations for the six and three months ended March 31, 2008. The tax years 2004-2007 remain subject to examination by major tax jurisdictions.
Reclassification
Certain reclassifications of amounts previously reported have been made to the accompanying consolidated financial statements in order to maintain consistency and comparability between periods presented.
In August 2007, the Company sold all the issued and outstanding common stock of Percipia, Inc. (“Percipia”). For purposes of comparability, the results of these operations have been reclassified from continuing operations to discontinued operations for the six months ended March 31, 2007 presented in the accompanying condensed consolidated statements of operations. See Note 10- Discontinued Operations.
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

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“FASB No. 160”) .” The objective of FASB No. 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations. FASB No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of FASB No. 141 (R). This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this Statement is the same as that of the related Statement 141(R). FASB No. 160 will be effective for the Company’s fiscal year 2010. This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. The Company is currently assessing the impact of FASB No. 160 on its consolidated financial statements.
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
3. Acquisitions
Acquisition of Marshall Pest Control of SW FL, Inc.
On October 2, 2007, Middleton Pest Control, Inc. (“Middleton”) acquired substantially all the assets of Marshall Pest Control of SW FL, Inc. (“Marshall”) , a lawn and pest control services company located in Naples, Florida for $1.6 million, consisting of $1.0 million in cash and $600,000 in the form of a promissory note. In addition, the Company incurred working capital adjustments and transaction costs of approximately $0.3 million.
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
Acquisition of Longboat Key Pest Control, Inc. (“Longboat Key”)
On September 20, 2007, Middleton acquired substantially all of the assets of Longboat Key, a lawn care and pest control services company located in Longboat, Florida for $1.7 million, consisting of $1.0 million in cash, $542,000 in the form of a promissory note and $158,000 to be paid over a two year period at 50% of the cash collections related to a large commercial customer. The $158,000 is considered contingent purchase price and will be recorded as part of the purchase price at the time it becomes probable that the contingency will be resolved and payment will be received.
Purchase Price Allocation
The following table sets forth the allocation of the purchase price for tangible and intangible assets associated with the above 2007 and 2008 acquisitions and their related acquired assets and liabilities assumed as of March 31, 2008:

Goodwill	$9,344,859
Customer list	2,159,885
Accounts receivable	641,666
Inventory	62,418
Fixed assets	576,424
Prepaid expenses	210,644
Customer deposits	(79,281)
Deferred revenue	(677,539)

Total	$12,239,076

Pro-Forma Results of Operations
The following sets forth the Company’s results of operations for the six months ended March 31, 2007 as if the acquisitions had taken place on October 1, 2006.

	For the Three
	Months Ended	For the Six Months
	March 31,	Ended March 31,
	2007	2007
Revenues	$18,584,507	$35,590,962
Net income	$205,744	$1,146,631
Net income per share
Basic and diluted	$0.02	$0.09
The pro-forma results of operations for the three and six months ended March 31, 2008 are not presented since there was an insignificant difference between pro-forma and actual results for the period as our sole acquisition Marshall was acquired on October 2, 2007.
4. Note Receivable
Pursuant to the Asset Purchase Agreement on September 8, 2006 between the Company and Sunair Electronics, LLC formerly known as Sunair Holdings, LLC (“Sunair Holdings”), the Company received a three year subordinated promissory note as partial payment for the sale of substantially all of the assets of Sunair Communications, Inc. (“Sunair Communications”). The $2.0 million note issued by Sunair Holdings is guaranteed by the members of Sunair Holdings, matures on September 8, 2009 and bears interest at one year London Interbank Offering Rate (“LIBOR”) plus 3% (5.49% at March 31, 2008) which is payable monthly starting on October 1, 2006. Accrued interest income through March 31, 2008, included in prepaid and other current assets in the accompanying condensed consolidated balance sheets amounted to $57,132. At September 30, 2007 accrued interest income amounted to $55,560. The Company’s former Chief Financial Officer, who also was the former Chief Financial Officer of Sunair Communications, and the Company’s former President, who also was the former President of Sunair Communications, are also affiliates of Sunair Holdings.

5. Revolving Line of Credit
The Company has a line of credit with a financial institution collateralized by substantially all of the assets of the Company. The maximum credit limit was $13.5 million as of March 31, 2008. Interest is compounded daily based upon the LIBOR plus 5.0%. The interest rate at March 31, 2008 was approximately 7.49%. The revolving line of credit has a commitment fee in the amount of .375% per annum on the average daily unused amount of the aggregate revolving committed amount. The outstanding balance on the revolving line of credit at March 31, 2008 and September 30, 2007, respectively, amounted to $10,532,796 and $6,732,796. At March 31, 2008, the availability under the revolving line of credit amounted to $1,967,204 which is net of a $1.0 million outstanding letter of credit.
On May 14, 2007, the Company amended the terms of its credit agreement to extend the maturity date to April 1, 2008 and to reduce the capacity under the revolving line of credit from $20.0 million to $16.0 million. This amendment also modified certain financial covenants. The leverage ratio was increased and the consolidated EBITDA requirement was reduced. On August 14, 2007, the Company obtained a subsequent extension of the maturity date on the credit agreement to October 1, 2008.
On February 12, 2008, the Company amended certain terms and conditions of the credit agreement. Among the amended terms and conditions were an extension of the maturity date to January 7, 2009 as well as amendments to the financial covenants relating to consolidated EBITDA, the leverage ratio and the fixed charge coverage ratio, which amendments are effective as of December 31, 2007. As of March 31, 2008, the Company was in compliance with its financial covenants.
6. Notes Payable
The Company has a capital lease for certain office equipment. The balance of the capital lease at March 31, 2008 and September 30, 2007, totaled $14,643 and $16,353, respectively.
The Company has notes payable with a financial institution for leased office build out costs and computer equipment. The notes bear interest at 5.60% and 5.25% per annum, respectively, payable in monthly installments of principal and interest in the amount of $3,285 through March 29, 2011 and $5,795 through September 20, 2008, respectively. Balances at March 31, 2008 and September 30, 2007, totaled $142,666 and $192,367, respectively.
The Company has notes payable with financial institutions for automobile loans. Interest rates range from 0% to 9% per annum, payable in monthly installments of principal and interest ranging in the amounts of $220 to $687, expiring in various years through 2010. Balances at March 31, 2008 and September 30, 2007, totaled $39,538 and $68,765, respectively.

The Company has notes payable relating to certain acquisitions as described in Note 3- Acquisitions which bear interest at 6% and 7%, with one note payable bearing interest at LIBOR plus 2% per annum (4.49% at March 31, 2008), with interest payable in semi-annual installments ranging in the amounts of $3,000 to $49,000 and principal due at maturity. The notes expire in various years through 2011. The note payable balances for the acquisition debt at March 31, 2008 and September 30, 2007, totaled $6,277,000 and $5,677,000, respectively.
Interest expense incurred for the notes payable amounted to $217,528 and $107,640 for the six and three months ended March 31, 2008, respectively, and $91,557 and $54,643 for the six and three months ended March 31, 2007, respectively.
Minimum future principal payments required under the above notes payable as of March 31, 2008, for each of the next five years and in the aggregate are:

2008	$1,838,327
2009	2,056,599
2010	1,435,104
2011	1,143,817
2012	—
Thereafter	—

6,473,847
Less: current portion	1,838,327

Long term portion	$4,635,520

7. Notes Payable-Related Party
The Company has a $5,000,000 subordinated note payable to related parties, in connection with the acquisition of Middleton. As of March 31, 2008 these related parties include Charles Steinmetz, the former CEO of Middleton from 1977 through June 2005 and the current CEO, who was appointed to serve as CEO of Middleton again effective January 18, 2008. Mr. Steinmetz was the majority owner of Middleton from 1977 until it was purchased by the Company in June 2005 and has served as a director of the Company since that time. Interest is paid semi-annually at prime (5.25% as of March 31, 2008). The note payable is due in full on June 7, 2010. Interest expense related to this note payable amounted to $183,835 and $75,068, for the six and three months ended March 31, 2008, respectively, and $207,250 and $102,966 for the six and three months ended March 31, 2007, respectively.
8. Income Taxes
The Company did not have an income tax provision or benefit for the six and three months ended March 31, 2008, respectively, as the Company has $13.5 million of net operating losses carryforwards which expire in 2026 and which are fully reserved. In addition, the Company does not have any net operating loss carrybacks. As a result the Company was unable to recognize an income tax benefit for the three and six months ended March 31, 2008. The income tax provision of $39,183 for the three months ended March 31, 2008 relates to foreign income taxes incurred by Telecom FM. For the six and three months ended March 31, 2007, the Company had an income tax benefit (provision) of $269,991 and ($47,312) for continuing operations, respectively.
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
There were 369,000 and 35,000 options granted during the three months ended March 31, 2008 and 2007, respectively.

Stock options activity for the six months ended March 31, 2008 is as follows:

		Weighted
		Avg. Exercise	Remaining
	Shares	Price	Life
Balances, beginning of period	585,092	$6.94
Granted	369,000	$1.76
Exercised	—	$—
Expired/Forfeited	(58,476)	$8.15

Options outstanding, end of period	895,616	$4.55	6.30
Options exercisable, end of period	443,685	$6.44	5.09
Options available for future grants	111,051
Included in the 895,616 options outstanding are 206,667 options that were granted outside of the 2004 Stock Incentive Plan.
Fair Value
On January 1, 2006, the Company adopted the provisions of FASB No. 123R which requires the Company to recognize expense related to the fair value of stock-based compensation awards. The Company elected the modified prospective transition method as permitted by FASB No. 123R, under which stock-based compensation for the six and three months ended March 31, 2008 and 2007 is based on grant date fair value estimated in accordance with the provisions of FASB No. 123R and compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006, as well as the unvested portion of previously granted awards that remained outstanding as of January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of FASB No. 123R. In addition, options granted to certain members of the board of directors as payment for Board services recorded in accordance with FASB No. 123R and the issuance of restricted stock awards and stock units are also included in stock-based compensation for the six and three months ended March 31, 2008 and 2007. The Company recognizes compensation expense for restricted stock awards and restricted stock units on a straight-line basis over the requisite service period of the award. The Company recorded $203,087 and $61,075 of stock-based compensation expense which has been classified as selling, general and administrative expenses for the six and three months ended March 31, 2008, respectively, and $240,808 and $23,824 for the six and three months ended March 31, 2007, respectively.
The fair value of stock-based awards was estimated using the Black-Scholes model, on the date of grant, with the following weighted-average assumptions:

For the Six Months Ended March 31,
	2008	2007
Expected dividend yield	—	—
Expected price volatility	63.76-64.36%	65.21-70.07%
Risk-free interest rate	2.8-3.09%	3.76-4.61%
Expected life of options	4.50-5.25 years	5-8.25 years
The Company’s computation of the expected volatility for the six months ended March 31, 2008 and 2007 is based primarily upon historical volatility and the expected term of the option. The Company continues to use the simplified method of determining the expected term provided under SAB 110 as sufficient historical data is not available. The interest rate is based on the U.S. Treasury yield in effect at the time of grant for a period commensurate with the estimated expected life.
As of March 31, 2008, approximately $811,657 of total unrecognized compensation costs related to non-vested stock options is expected to be recognized over a weighted average period of 2.51 years.

10. Discontinued Operations
On August 1, 2007, the Company sold all the outstanding shares of Percipia, a wholly-owned subsidiary, in our Telephone Communications segment for approximately $4.0 million in cash, of which $750,000 was placed in an escrow account pending the resolution of certain tax matters.
On November 20, 2006, the Company closed a transaction to sell the real estate property associated with the previously sold high frequency radio business for $2.7 million in cash and a recognized gain in the amount of $2.2 million, $1.4 million net of income taxes.
The accompanying consolidated condensed statements of operations for the six months presented have been adjusted to classify Percipia as discontinued operations. Selected statements of operations data for the Company’s discontinued operations is as follows:

(dollars in thousands)
For the Six Months Ended
March 31, 2007
Percipia, Inc. — Net loss	$(308)

Pre-tax (loss) from discontinued operations	(308)
Income tax benefit	259

(Loss) from discontinued operations, net of income taxes	(49)

Gain on sale of assets from discontinued operations	2,183

Income tax (provision)	(822)

Gain on sale of assets from discontinued operations, net of income taxes	1,361

Income from discontinued operations, net of income taxes	$1,312

11. Commitments and Contingencies
The Company leases office space under operating leases expiring in various years through 2012, and vehicles under operating leases expiring in various years through 2014. Certain leases provide for renewal options for periods from one to five years at their fair rental value at the time of renewal. In the normal course of business, operating leases are generally renewed or replaced by other leases. Rent expense and vehicle lease expense was $1,792,213 and $954,846 for the six and three months ended March 31, 2008, respectively, and $1,653,070 and $834,554 for the six and three months ended March 31, 2007, respectively.
Litigation
We are involved in litigation from time to time in the ordinary course of our business. Except for the litigation described below, we do not believe that any litigation in which we are currently involved, individually or in the aggregate, is material to our financial condition or results of operations.
In October 2007, the Company filed a lawsuit in the Circuit Court for the Ninth Judicial Circuit in the State of Florida against a number of former employees of Middleton for violation of their non-compete agreements. In addition, certain of these former employees pursued and hired away employees of Middleton which is also a violation of the existing employee non-compete agreements. The Company is seeking injunctive relief and damages. In October 2007, the Company also filed a lawsuit against a competitor for tortious interference as they hired these former employees knowing that they were in violation of the Company’s non-compete agreement. This matter was settled during the three months ended March 31, 2008 for an immaterial amount.

12. Goodwill and Intangible Assets
Goodwill and intangible assets consist of the following at March 31, 2008 and September 30, 2007:

	Goodwill	Customer Lists	Total
Ending balance, September 30, 2007	$60,675,353	$10,958,234	$71,633,587
Acquisition of businesses	1,487,775	225,204	1,712,979
Purchase price adjustment	(50,600)	—	(50,600)

	62,112,528	11,183,438	73,295,966
Less amortization expense	—	(1,864,533)	(1,864,533)

Ending balance, March 31, 2008	$62,112,528	$9,318,905	$71,431,433

The table below presents the weighted average life in years of the Company’s intangible assets.

	2008		2007
Goodwill	(a	)	(a	)
Customer lists (b)	5		8

Weighted average	5		8

(a)	Goodwill is not amortized but, along with all other intangible assets, is reviewed for possible impairment each year at September 30th or when indicators of impairment exist.

(b)	Change in estimated useful life for customer lists during the fourth quarter of 2007.
The table below reflects the estimated aggregate customer account amortization for each of the five succeeding years of the Company’s existing customer account base as of March 31, 2008:

Aggregate
Amortization
Expense
2008	$3,724,403
2009	3,724,403
2010	1,426,743
2011	384,060
2012	59,296

Total Aggregate Amortization Expense	$9,318,905

13. Net Income (Loss) Per Share
Basic net income (loss) per share is computed using the weighted average number of shares outstanding during the period. Due to the Company’s losses from continuing operations, dilutive potential common shares in the form of warrants were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented.

14. Segment and Geographic Information
The Company manages its business and has segregated its activities into two business segments; (i) Pest control, lawn and shrub care, subterranean and drywood termite control and mosquito reduction services and (ii) installation and maintenance of telephone communication systems.
Certain financial information for each segment is provided below as of March 31, 2008 and September 30, 2007, and for the six months ended March 31, 2008 and 2007:

	For the Six Months Ended March 31,
	2008	2007
Net revenues:
Lawn and pest control services	$27,647,194	$25,990,136
Telephone communications	5,049,233	5,875,549

Total net revenues	$32,696,427	$31,865,685

Operating income (loss):
Lawn and pest control services	$1,523,281	$2,555,710
Telephone communications	332,231	228,404
Unallocated home office expenses	(4,385,372)	(3,439,675)

Total operating loss	$(2,529,860)	$(655,561)

	March 31,	September 30,
	2008	2007
Identifiable property plant and equipment:
Lawn and pest control services	$1,988,340	$2,062,451
Telephone communications	40,741	56,101

Total identifiable property plant and equipment	$2,029,081	$2,118,552

The Company operates worldwide, primarily in North America. Middleton operates entirely within the State of Florida and Telecom FM operates primarily in Spain, the United Kingdom and Italy.
15. Related Parties
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
The Amended Management Services Agreement is for a term of three years which commenced on February 8, 2008 and expires on February 7, 2011. The Company will pay RPC a monthly management fee equal to one (1%) of the monthly gross revenues of the Company, which will be payable monthly based on the average monthly revenues of the preceding quarter. RPC will also receive a transaction fee of up to 2% of the Aggregate Consideration received by the Company in a Transaction (as such capitalized terms are defined in the Management Services Agreement). Pursuant to the Management Services Agreement, RPC will provide the Company with services similar to those provided in the Previous Management Services Agreement. After the initial term of three years, the Management Services Agreement will automatically renew for successive one year terms, unless either RPC or the Company terminates the agreement upon 30 days notice. Management fees for the six and three months ended March 31, 2008 totaled $689,470 and $298,845, respectively, and $782,394 and $390,625 for the six and three months ended March 31 2007, respectively.

The Company issued a note payable to related parties in connection with the acquisition of Middleton, as discussed in Note 7-Note Payable-Related Party.
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
Company Overview
Sunair Services Corporation (the “Company” “we” or “us”) is a Florida corporation organized in 1956. We changed our corporate name from Sunair Electronics, Inc. to Sunair Services Corporation in November of 2005. Previously, we operated through two business segments: Telephone Communications and High Frequency Radio. In June 2005 with the acquisition of Middleton Pest Control, Inc. (“Middleton”) we embarked on a new strategy to become a leading regional provider of lawn and pest control services focusing mainly on residential customers.
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

Results of Operations
Results of Operations for the Three Months Ended March 31, 2008 as Compared to the Three Months Ended March 31, 2007.
Revenue:

	(dollars in thousands)
	For the Three Months Ended
	March 31,
	2008	2007
Lawn and pest control services	$14,198	$13,602
Telephone communications	2,578	3,316

Total revenue	$16,776	$16,918

Lawn and Pest Control Services
Revenue from the lawn and pest control services segment is comprised of lawn, pest control and termite services. Revenue in the segment increased by $0.6 million or 4.4% for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. The revenue increase was primarily attributable to the integration of our acquisitions since December 31, 2006.
Telephone Communications
Our remaining telephone communications subsidiary, Telecom FM, manufactures and sells least-cost routing devices. Revenue from Telecom FM decreased by $0.7 million or 22.3% for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. During the second quarter of fiscal year 2007 Telecom FM received a series of large orders due to a change in legislation. This did not occur in the quarter ended March 31, 2008.
Cost of Sales:

	(dollars in thousands)
	For the Three Months Ended March 31,
	2008	2007
Lawn and pest control services	$5,458	$4,758
Telephone communications	1,187	1,733

Total cost of sales	$6,645	$6,491

Lawn and Pest Control Services
Cost of sales in the lawn and pest control services segment increased by $0.7 million or 14.7% to $5.5 million or 38.4% of revenue for the three months ended March 31, 2008 as compared to $4.8 million or 35.0% of revenue for the three months ended March 31, 2007.
•	Chemical costs increased by $0.2 million for the three months ended March 31, 2008 as compared to the same period in 2007. The price of petro-based chemical and fertilizer products increased due to higher fuel prices.

•	Vehicle costs increased by $ 0.4 million for the three months ended March 31, 2008 compared to the same period in 2007 primarily due to an increase in fuel and vehicle maintenance costs.

Telephone Communications
Cost of sales in our telephone communications segment decreased by $0.5 million or 31.5% to $1.2 million or 46.0% of revenue for the three months ended March 31, 2008 as compared to $1.7 million or 52.3% of revenue for the three months ended March 31, 2007, primarily related to a decrease in product costs due to a shift in product mix.
Gross Profit:

	(dollars in thousands)
	For the Three Months Ended March 31,
	2008	2007
Lawn and pest control services	$8,740	$8,844
Telephone communications	1,391	1,583

Total gross profit	$10,131	$10,427

Lawn and Pest Control Services
The gross profit of the lawn and pest control services segment decreased by $0.1 million or 1.2% to $8.7 million or 61.6% of revenue for the three months ended March 31, 2008 as compared to $8.8 million or 65.0% of revenue for the three months ended March 31, 2007.
Telephone Communications
The gross profit in the telecommunications segment decreased by $0.2 million or 12.1% to $1.4 million for the three months ended March 31, 2007 as compared to $1.6 million for the three months ended March 31, 2007.
•	Gross profit decreased for the three months ended March 31, 2008 compared to the same time period in 2007 primarily due to a decrease in revenue. The gross margin increased to 54.0% in 2008 compared to 47.7% in 2007 due to a reduction in cost of sales resulting from a shift in product mix.
Operating Expenses:
Selling, General and Administrative Expenses:

	(dollars in thousands)
	For Three Months Ended March 31,
	2008	2007
Selling	$1,918	$2,379
General and administrative	7,792	7,258
Depreciation and amortization	1,159	708

Total operating expenses	$10,869	$10,345

Selling, general and administrative expenses (“SG&A expense”) increased by $0.5 million or 5.1% to $10.9 million or 64.8% of revenue for the three months ended March 31, 2008 as compared to $10.3 million or 61.1% of revenue for the three months ended March 31, 2007.
Selling expenses decreased by $0.5 million or 19.4% to $1.9 million or 11.4% of revenue for the three months ended March 31, 2008 as compared to $2.4 million or 14.1% of revenue for the three months ended March 31, 2007.
•	Middleton’s selling costs decreased by $0.3 million for the three months ended March 31, 2008 as compared to the same time period in 2007 as a result of a decrease in advertising expense.
General and administrative expenses increased by $0.5 million or 7.4% to $7.8 million or 46.3% of revenue for the three months ended March 31, 2008 as compared to $7.4 million or 43.8% of revenue for the three months ended March 31, 2008.
•	Middleton’s general and administrative expenses increased by $0.7 million for the three months ended March 31, 2008 as compared to the same period in 2007. The increase was primarily driven by payroll expenses which increased by $0.2 million for the three month period ended March 31, 2008 as compared to the same period in 2007 as a result of the purchase and integration of several acquisitions, expansion of staff related to meeting our compliance requirements with regards to Sarbanes-Oxley and an increase in staff related to the conversion of our existing operating software to a new system. Occupancy expenses increased by $0.1 million due to our expansion and increased facility lease rates. Health insurance expenses also increased by $0.1 million.
Depreciation and amortization expenses increased by $0.5 million or 63.9% to $1.2 million or 6.9 % of revenue for the three months ended March 31, 2008 as compared to $0.7 million or 4.2% of revenue for the three months ended March 31, 2007.
•	Corporate depreciation and amortization expenses increased by $0.5 million for the three months ended March 31, 2008 as compared to 2007 mostly attributable to an increase in the amortization of intangible assets due to our acquisition activity coupled with the change in estimated useful life for customer lists from 8 years to 5 years, which occurred during the fourth quarter of fiscal year 2007.
Other Income (Expenses):

	(dollars in thousands)
	For the Three Months Ended
	March 31,
	2008	2007
Interest income	$69	$52
Interest expense	(349)	(388)
(Loss) gain on disposal of assets	(11)	32

Total other income (expenses)	$(291)	$(304)

Other expenses decreased by $13,000 or 4.3% for the three months ended March 31, 2008 as compared to the three months ended March 31, 2008.

Income Tax (Provision) from Continuing Operations:

	(dollars in thousands)
	For the Three Months Ended
	March 31,
	2008	2007
Income tax (provision)	$(39)	$(47)

The income tax provision from continuing operations decreased slightly for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. The income tax provision of $39,183 for the three months ended March 31, 2008 relates to foreign income taxes incurred by Telecom FM. The Company did not recognize an income tax benefit for the three months ended March 31, 2008 as the Company has $13.5 million of net operating losses carryforwards which expire in 2026 and which are fully reserved. In addition, the Company does not have any net operating loss carrybacks.
Discontinued Operations:

(dollars in thousands)
For the Three Months Ended
March 31, 2007
Income from discontinued operations, net of income taxes	$50
Gain (loss) on sale of assets from discontinued operations, net of income taxes	—

Income from discontinued operations, net of taxes	$50

As indicated earlier, our significant divestitures have been recorded as discontinued operations:
•	On August 1, 2007, we sold all the outstanding shares of Percipia. The results of operations for the three months ended March 31, 2007 related to Percipia have been classified as discontinued operations.

Results of Operations
Results of Operations for the Six Months Ended March 31, 2008 as Compared to the Six Months Ended March 31, 2007.
Revenue:

	(dollars in thousands)
	For the Six Months Ended March 31,
	2008	2007
Lawn and pest control services	$27,647	$25,990
Telephone communications	5,049	5,876

Total revenue	$32,696	$31,866

Lawn and Pest Control Services
Revenue from the lawn and pest control services segment is comprised of lawn, pest control and termite services. Revenue in the segment increased by $1.7 million or 6.4% for the six months ended March 31, 2008 as compared to the six months ended March 31, 2007. The revenue increase was primarily attributable to the integration of our acquisitions since December 31, 2006.
Telephone Communications
Our remaining telephone communications subsidiary, Telecom FM, manufactures and sells least-cost routing devices. Revenue from Telecom FM decreased by $0.8 million or 14.1% for the six months ended March 31, 2008 as compared to the six months ended March 31, 2007. During the second quarter of fiscal year 2007 Telecom FM received a series of large orders due to a change in legislation. This did not occur in the quarter ended March 31, 2008.
Cost of Sales:

	(dollars in thousands)
	For the Six Months Ended March 31,
	2008	2007
Lawn and pest control services	$10,425	$9,320
Telephone communications	2,339	3,219

Total cost of sales	$12,764	$12,539

Lawn and Pest Control Services
Cost of sales in the lawn and pest control services segment increased by $1.1 million or 11.9% to $10.4 million or 37.7% of revenue for the six months ended March 31, 2008 as compared to $9.3 million or 35.9% of revenue for the six months ended March 31, 2007.
•	Chemical costs increased by $0.4 million for the six months ended March 31, 2008 as compared to the same period in 2007. The price of petro-based chemical and fertilizer products increased due to higher fuel prices.

•	Vehicle costs increased by $0.5 million for the six months ended March 31, 2008 compared to the same period in 2007 primarily due to an increase in fuel and vehicle maintenance costs.
Telephone Communications
Cost of sales in our telephone communications segment decreased by $0.9 million or 27.3% to $2.3 million or 46.3% of revenue for the six months ended March 31, 2008 as compared to $3.2 million or 54.8% of revenue for the six months ended March 31, 2007, primarily related to a decrease in product costs due to a shift in product mix.

Gross Profit:

	(dollars in thousands)
	For the Six Months Ended March 31,
	2008	2007
Lawn and pest control services	$17,222	$16,671
Telephone communications	2,710	2,656

Total gross profit	$19,932	$19,327

Lawn and Pest Control Services
The gross profit of the lawn and pest control services segment increased by $0.6 million or 3.3% to $17.2 million or 62.3% of revenue for the six months ended March 31, 2008 as compared to $16.7 million or 64.1% of revenue for the six months ended March 31, 2007.
•	The increase in gross profit of 3.3% for the six months ended March 31, 2008 over the same period in the prior year is proportionate to the increase in revenue during those periods.
Telephone Communications
The gross profit in the telecommunications segment increased by $0.1 million or 2.0% to $2.7 million for the six months ended March 31, 2007 as compared to $2.6 million for the six months ended March 31, 2007.
•	Gross profit increased for the six months ended March 31, 2008 compared to the same time period in 2007 despite a decrease in revenue. The gross margin increased to 53.7% in 2008 compared to 45.2% in 2007 due to a shift in product mix.
Operating Expenses:
Selling, General and Administrative Expenses:

	(dollars in thousands)
	For the Six Months Ended March 31,
	2008	2007
Selling	$3,928	$4,209
General and administrative	16,204	14,394
Depreciation and amortization	2,330	1,379

Total operating expenses	$22,462	$19,982

Selling, general and administrative expenses (“SG&A expense”) increased by $2.5 million or 12.4% to $22.5 million or 68.7% of revenue for the six months ended March 31, 2008 as compared to $20.0 million or 62.7% of revenue for the six months ended March 31, 2007.
Selling expenses decreased by $0.3 million or 6.7% to $3.9 million or 12.0% of revenue for the six months ended March 31, 2008 as compared to $4.2 million or 13.2% of revenue for the six months ended March 31, 2007.
•	Middleton’s selling costs decreased by $0.2 million for the six months ended March 31, 2008 as compared to the same time period in 2007 as a result of reduction in advertising expense.
General and administrative expenses increased by $1.8 million or 12.6% to $16.2 million or 49.6% of revenue for the six months ended March 31, 2008 as compared to $14.4 million or 45.2% of revenue for the six months ended March 31, 2008.
•	Middleton’s general and administrative expenses increased by $1.8 million for the six months ended March 31, 2008 as compared to the same period in 2007. The increase in general and administrative expenses was primarily driven by:
•	An increase in payroll expense of $0.7 million and an increase in payroll taxes of $0.1 million for the six month period ended March 31, 2008 as compared to the same period in 2007 as a result of the purchase and integration of several acquisitions, expansion of staff related to meeting our compliance requirements with regards to Sarbanes-Oxley and an increase in staff related to the conversion of our existing operating software to a new system.

•	Occupancy expenses increased by $0.2 million due to our expansion and increased facility lease rates.

•	The Company moved to a lockbox system in August 2007. Lockbox fees and statement fulfillment expenses were $0.2 million for the six months ended March 31, 2008. There were no lockbox fees and statement costs for the same time period in 2007. The implementation of a lockbox system has enabled us to streamline our cash receipts processing and has improved our cash flow.

•	Vehicle expenses increased by $0.2 million primarily due to higher fuel costs.

•	Professional fees increased by $0.3 million due to the temporary use of IT and marketing consultants.
Depreciation and amortization expenses increased by $0.9 million or 117.1% to $2.3 million or 7.1% of revenue for the six months ended March 31, 2008 as compared to $1.4 million or 4.3% of revenue for the six months ended March 31, 2007.
•	Corporate depreciation and amortization expenses increased by $1.0 million for the six months ended March 31, 2008 as compared to 2007 due to a significant increase in the amortization of intangible assets due to our acquisition activity coupled with the change in estimated useful life for customer lists from 8 years to 5 years, which occurred during the fourth quarter of fiscal year 2007.
Other Income (Expenses):

	(dollars in thousands)
	For the Six Months Ended March 31,
	2008	2007
Interest income	$122	$119
Interest expense	(728)	(676)
(Loss) gain on disposal of assets	(6)	11

Total other income (expenses)	$(612)	$(546)

Other expenses increased by $0.1 million or 12.1% for the six months ended March 31, 2008 as compared to the six months ended March 31, 2008.
•	Middleton’s interest expense increased by $0.1 million for the six months ended March 31, 2008 as compared to the six months ended March 31, 2007. The lawn and pest services segment incurred an additional $3.3 million in debt related to acquisitions since March 31, 2007.

Income Tax (Provision) Benefit from Continuing Operations:

	(dollars in thousands)
	For the Six Months Ended March 31,
	2008	2007
Income tax (provision) benefit	$(39)	$270

Income tax benefit from continuing operations decreased by $0.3 million for the six months ended March 31, 2008 as compared to the six months ended March 31, 2007. The income tax provision of $39,183 for the six months ended March 31, 2008 relates to foreign income taxes incurred by Telecom FM. The Company did not have an income tax benefit for the six months ended March 31, 2008 as the Company has $13.5 million of net operating losses carryforwards which expire in 2026 and which are fully reserved. In addition, the Company does not have any net operating loss carrybacks.
Discontinued Operations:

(dollars in thousands)
For the Six Months Ended
March 31, 2007
Percipia, Inc. — Net loss	$(308)

Pre-tax (loss) from discontinued operations	(308)
Income tax benefit	259

(Loss) from discontinued operations, net of income taxes	(49)
Gain on sale of assets from discontinued operations	2,183

Income tax (provision)	(822)

Gain on sale of assets from discontinued operations, net of income taxes	1,361

Income from discontinued operations, net of income taxes	$1,312

As indicated earlier, our significant divestitures have been recorded as discontinued operations:
•	On November 20, 2006, we closed a transaction to sell the real estate property associated with the previously sold high frequency radio business for $2.7 million in cash and a recognized gain in the amount of $2.2 million, $1.4 million net of income taxes.

•	On August 1, 2007, we sold all the outstanding shares of Percipia. The results of operations for the six months ended March 31, 2007 related to Percipia have been classified as discontinued operations.

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
As of March 31, 2008, our liquidity and capital resources included cash and equivalents of $3.3 million, a working capital surplus of $0.4 million and $2.0 million was available under our revolving line of credit. As of September 30, 2007, our liquidity and capital resources included cash and equivalents of $2.8 million, a working capital deficit of $(0.9) million and $9.0 million available under our revolving line of credit.
Cash used in operating activities was $1.9 million for the six months ended March 31, 2008 as compared to cash provided by operating activities of $0.8 million for the six months ended March 31, 2007. During the six months ended March 31, 2008 the primary sources of cash from operating activities were increases in prepaid expenses of $0.5 million, increases in inventories of $0.2 million and an increase in customer deposits of $0.4 million. The primary uses of cash from operating activities for the six months ended March 31, 2008 were increase in accounts receivable of $1.2 million, reduction in accounts payable and accrued expenses of $0.8 million and funding of cash loss of $1.0 million.
Net cash used in investing activities was $1.3 million during the six months ended March 31, 2008 as compared to cash provided by investing activities of $0.6 million for the six months ended March 31, 2007. During the six months ended March 31, 2008 the primary uses of cash from investing activities were cash paid for the acquisition of Marshall of $1.0 million and capital expenditures of $0.3 million. For the six months ended March 31, 2007 the primary source of cash provided by investing activities was $2.5 million of net proceeds from the sale of assets offset by $1.5 million used for business acquisitions and $0.2 million used for the purchase of capital expenditures.
Net cash provided by financing activities was $3.7 million for the six months ended March 31, 2008 as compared to the repayment of debt of $1.0 million for the six months ended March 31, 2007. During the six months ended March 31, 2008 the primary source of cash from financing activities was proceeds from revolving line of credit of $3.8 million.
Cash flows from discontinued operations are included in the consolidated statement of cash flows within operating, investing and financing activities for the six months ended March 31, 2008 and 2007.
Our uses of cash for fiscal 2008 will be principally for working capital needs, capital expenditures and debt service. We are not anticipating significant acquisition activity in fiscal 2008. We believe that we can fund our planned business activities from a combination of cash flows from operations and funds available under our revolving line of credit. On February 12, 2008, we amended our revolving line of credit terms and conditions (“the Second Amendment”) which included an extension of the maturity date to January 7, 2009 from October 1, 2008, reduced the capacity under the credit agreement from $16.0 million to $13.5 million effective February 12, 2008, to $12.75 million as of June 30, 2008 and to $11.75 million as of September 30, 2008. The Second Amendment also modified the financial covenants relating to consolidated EBITDA, the leverage ratio and the fixed charge coverage ratio. Based on the revised financial covenants included in the Second Amendment, we were in compliance with the financial covenants in its revolving line of credit at March 31, 2008.

Recent Accounting Pronouncements
See Note 2, “Summary of Significant Accounting Policies” in the Notes to the Condensed Consolidated Financial Statements for a discussion of recent accounting pronouncements and their effect, if any, on the Company.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at March 31, 2008, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.
(b) Changes in Internal Controls
There was no change in our internal controls or in other factors that could affect these controls during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
We are involved in litigation from time to time in the ordinary course of our business. Except for the litigation described below, we do not believe that any litigation in which we are currently involved, individually or in the aggregate, is material to our financial condition or results of operations.
In October 2007, the Company filed a lawsuit in the Circuit Court for the Ninth Judicial Circuit in the State of Florida against a number of former employees of Middleton for violation of their non-compete agreements. In addition, certain of these former employees pursued and hired away employees of Middleton which is also a violation of the existing employee non-compete agreements. The Company is seeking injunctive relief and damages. In October 2007, the Company also filed a lawsuit against a competitor for tortious interference alleging that they hired these former employees knowing that they were in violation of the Company’s non-compete agreement. This matter was settled during the three months ended March 31, 2008 for an immaterial amount.
Item 1A. Risk Factors
Not applicable.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
The Company held its Annual Meeting of Shareholders on February 21, 2008. At the meeting, the following persons were elected to serve as directors, with the votes indicated:

Director	Affirmative Votes	Withheld Votes
Joseph Di Martino	8,650,805	2,488,683
Mario B. Ferrari	7,962,656	3,176,832
Arnold Heggestad, Ph. D.	8,651,805	2,487,683
Steven Oppenheim	8,650,270	2,489,218
Richard C. Rochon	7,963,156	3,176,332
Charles P. Steinmetz	7,963,121	3,176,367
Item 5. Other Information
None.

Item 6. Exhibits

10.1	Second Amendment to the Credit Agreement dated as of February 12, 2008 by and among Sunair Services Corporation, its domestic subsidiaries from time to time parties thereto, the lenders parties thereto and Wachovia Bank, National Association as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 in the Form 8-K filed with the SEC on February 15, 2008).

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNAIR SERVICES CORPORATION
Date: May 15, 2008	/s/ John J. Hayes
John J. Hayes
President and Chief Executive Officer

Date: May 15, 2008	/s/ Edward M. Carriero, Jr.
Edward M. Carriero, Jr.
Chief Financial Officer