Form 10-Q
period 2008-06-30
SUNAIR SERVICES CORP
filed 2008-08-14
CIK 95366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
As of August 1, 2008, the Registrant had 13,091,088 shares outstanding of common stock.

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES
INDEX

		Page
		No.
PART I.	FINANCIAL INFORMATION	3
Item 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets as of June 30, 2008 and September 30, 2007 (Unaudited)	3-4
	Condensed Consolidated Statements of Operations for the Nine Months Ended June 30, 2008 and 2007 (Unaudited)	5
	Condensed Consolidated Statements of Operations for the Three Months Ended June 30, 2008 and 2007 (Unaudited)	6
	Condensed Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive (Loss) Income for the Nine Months ended June 30, 2008 (Unaudited)	7
	Condensed Consolidated Statement of Cash Flows for the Nine Months Ended June 30, 2008 and 2007 (Unaudited)	8-9
	Notes to Unaudited Condensed Consolidated Financial Statements	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31
Item 4.	Controls and Procedures	31
PART II.	OTHER INFORMATION	32
Item 1.	Legal Proceedings	32
Item 1A.	Risk Factors	32
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 3.	Defaults Upon Senior Securities	32
Item 4.	Submission of Matters to a Vote of Security Holders	32
Item 5.	Other Information	32
Item 6.	Exhibits	33
Signatures		34
Ex-31.1 Section 302 Certification of CEO
Ex-31.2 Section 302 Certification of CFO
Ex-32.1 Section 906 Certification of CEO
Ex-32.2 Section 906 Certification of CFO

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
SUNAIR SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2008 AND SEPTEMBER 30, 2007
(UNAUDITED)

	June 30, 2008	September 30, 2007

ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$2,122,853	$2,781,838
Accounts receivable, net	5,813,628	3,481,064
Inventories, net	2,289,498	1,826,636
Prepaid and other current assets	2,185,475	2,185,909

Total Current Assets	12,411,454	10,275,447

PROPERTY, PLANT, AND EQUIPMENT, net	2,061,151	2,118,552

OTHER ASSETS:

Note receivable	2,000,000	2,000,000
Software costs, net	231,575	359,375
Customer list, net	8,387,804	10,958,234
Goodwill	62,112,528	60,675,353
Other assets	472,537	390,294

Total Other Assets	73,204,444	74,383,256

TOTAL ASSETS	$87,677,049	$86,777,255

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2008 AND SEPTEMBER 30, 2007
(UNAUDITED)

	June 30, 2008	September 30, 2007
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accounts payable	$3,438,362	$2,346,395
Accrued expenses	3,663,847	4,263,674
Unearned revenues	1,015,039	952,417
Customer deposits	3,541,632	3,166,264
Notes payable and capital leases, current portion	2,322,899	409,029

Total Current Liabilities	13,981,779	11,137,779

LONG TERM LIABILITIES:

Notes payable and capital leases, net of current portion	3,870,970	5,545,456
Note payable -related party	5,000,000	5,000,000
Revolving line of credit	9,600,000	6,732,796

Total Long Term Liabilities	18,470,970	17,278,252

TOTAL LIABILITIES	32,452,749	28,416,031

COMMITMENTS & CONTINGENCIES

STOCKHOLDERS’ EQUITY:

Preferred stock, no par value, 8,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.10 par value, 100,000,000 shares authorized, 13,091,088 shares issued and outstanding at June 30, 2008 and September 30, 2007, respectively	1,309,110	1,309,110
Additional paid-in capital	52,763,676	52,378,437
Retained earnings	1,113,475	4,585,007
Accumulated other comprehensive gain — cumulative translation adjustment	38,039	88,670

Total Stockholders’ Equity	55,224,300	58,361,224

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$87,677,049	$86,777,255

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

	2008	2007
SALES
Lawn and pest control services sales	$42,231,802	$39,186,677
Telephone communications sales	9,193,230	10,119,736

Total sales	51,425,032	49,306,413

COST OF SALES
Lawn and pest control services cost of sales	15,963,179	14,338,576
Telephone communications cost of sales	4,155,167	5,256,246

Total cost of sales	20,118,346	19,594,822

GROSS PROFIT	31,306,686	29,711,591

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	33,767,074	30,390,898

LOSS FROM OPERATIONS	(2,460,388)	(679,307)

OTHER INCOME (EXPENSES):
Interest income	148,193	166,583
Interest expense	(1,118,172)	(949,391)
Gain on disposal of assets	5,069	10,513

Total Other Income (Expenses)	(964,910)	(772,295)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(3,425,298)	(1,451,602)

INCOME TAX (PROVISION) BENEFIT	(46,234)	445,205

LOSS FROM CONTINUING OPERATIONS	(3,471,532)	(1,006,397)

INCOME FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX PROVISION OF $0 and $448,667 IN 2008 and 2007, RESPECTIVELY	—	721,343

NET LOSS	$(3,471,532)	$(285,054)

BASIC AND DILUTED LOSS PER SHARE:
CONTINUING OPERATIONS	$(0.27)	$(0.08)

DISCONTINUED OPERATIONS	$—	$0.06

NET LOSS	$(0.27)	$(0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC and DILUTED	13,091,088	13,058,119

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

	2008	2007
SALES
Lawn and pest control services sales	$14,584,609	$13,196,542
Telephone communications sales	4,143,997	4,244,188

Total sales	18,728,606	17,440,730

COST OF SALES
Lawn and pest control services cost of sales	5,538,089	5,018,740
Telephone communications cost of sales	1,816,299	2,036,992

Total cost of sales	7,354,388	7,055,732

GROSS PROFIT	11,374,218	10,384,998

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	11,304,743	10,408,742

INCOME (LOSS) FROM OPERATIONS	69,475	(23,744)

OTHER INCOME (EXPENSES):
Interest income	25,862	47,165
Interest expense	(390,032)	(273,683)
Gain on disposal of assets	11,226	—

Total Other Income (Expenses)	(352,944)	(226,518)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(283,469)	(250,262)

INCOME TAX PROVISION	(7,051)	(83,279)

LOSS FROM CONTINUING OPERATIONS	(290,520)	(333,541)

LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX BENEFIT OF $0 and $372,579 IN 2008 and 2007, RESPECTIVELY	—	(332,226)

NET LOSS	$(290,520)	$(665,767)

BASIC AND DILUTED LOSS PER SHARE:
CONTINUING OPERATIONS	$(0.02)	$(0.03)

DISCONTINUED OPERATIONS	$—	$(0.02)

NET LOSS	$(0.02)	$(0.05)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC and DILUTED	13,091,088	13,091,088

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE (LOSS) INCOME
FOR THE NINE MONTHS ENDED JUNE 30, 2008
(UNAUDITED)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity

Balance at September 30, 2007	13,091,088	$1,309,110	$52,378,437	$4,585,007	$88,670	$58,361,224
Comprehensive income:
Net loss	—	—	—	(3,471,532)	—	(3,471,532)
Currency translation adjustment	—	—	—	—	(50,631)	(50,631)

Comprehensive loss				(3,471,532)	(50,631)	(3,522,163)
Share-based compensation	—	—	385,239	—	—	385,239

Balance at June 30, 2008	13,091,088	$1,309,110	$52,763,676	$1,113,475	$38,039	$55,224,300

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,471,532)	$(285,054)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	669,212	691,590
Amortization	2,927,177	1,754,442
Deferred taxes	—	(20,380)
Bad debt reserve	266,008	(80,753)
Inventory reserve	(380,858)	137,962
Gain on sale of assets	(5,069)	(2,193,415)
Stock-based compensation expense	385,239	486,385
Stock issued for services rendered	—	45,000
(Increase) decrease in assets:
Accounts receivable	(2,525,786)	(16,097)
Income tax receivable	—	352,393
Interest receivable	45,286	(43,916)
Inventories	(68,803)	(499,982)
Prepaid and other current assets	(71,495)	(297,219)
Note receivable	—	334,986
Other assets	(55,603)	358,601
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	234,501	1,471,329
Unearned revenue	62,622	76,505
Income taxes payable	—	(1,195)
Customer deposits	371,571	491,090

Net Cash (Used In) Provided By Operating Activities	(1,617,530)	2,762,272

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant, and equipment	(550,093)	(296,563)
Software development costs	—	(281,388)
Cash paid for business acquisitions	(1,000,000)	(2,598,432)
Net proceeds from sale of assets	52,684	2,344,980

Net Cash (Used In) Investing Activities	(1,497,409)	(831,403)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

	2008	2007
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of line of credit (net)	(932,797)	(1,000,000)
Proceeds from line of credit	3,800,000	—
Repayment of notes payable and capital leases	(360,618)	(92,347)

Net Cash Provided By (Used In) Financing Activities	2,506,585	(1,092,347)

Effect of exchange rate fluctuations on cash	(50,631)	150,338

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(658,985)	988,860

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,781,838	1,601,110

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,122,853	$2,589,970

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$—	$—

Cash paid during the period for interest	$1,139,933	$1,071,750

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued in acquisition	$—	$300,000

Debt incurred in acquisitions	$600,000	$2,235,000

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
The unaudited condensed consolidated financial statements for the nine and three months ended June 30, 2008 and 2007 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 8 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain only normal recurring adjustments necessary to present fairly the Company’s financial position as of June 30, 2008, and the results of its operations and cash flows for the nine and three months ended June 30, 2008 and 2007. Operating results for the nine months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2008.
2. Summary of Significant Accounting Policies
Revenue Recognition
The Company’s revenue recognition policies are designed to recognize revenues at the time services are rendered or when goods change hands.
Lawn and ornamental services are primarily recurring in nature on a bi-monthly basis. In general lawn and ornamental customers sign an initial one year contract, and revenues are recognized when services are rendered. The Company offers a discount to those customers who prepay a full year of services. The Company defers recognition of these advance payments and the related discounts until the underlying services have been rendered.
Pest control services primarily are billed annually with services being rendered on a semi-annual basis. In general pest control customers sign an initial one year contract. The Company recognizes revenue over the life of these contracts in proportion to the direct costs incurred. These costs have a direct relationship to the fulfillment of the Company’s obligations under the contracts and are representative of the value provided to the customer.
Termite baiting is primarily billed annually with revenues recognized as services are rendered. At the inception of a new baiting services contract the system is installed, the Company recognizes revenue for the installation of the monitoring stations, initial directed liquid termiticide treatment and rendering of the initial monitoring services. The remaining portion of the annual fees billed are deferred and recognized as the remaining monitoring services are rendered over the annual period. Baiting renewal revenue is deferred and recognized over the annual period when the monitoring services are actually rendered. Liquid and drywood termite application revenues, both initial and renewal are recognized when the services are rendered.
The sale of telecommunication devices by Telecom FM are recorded when products are shipped, risk of loss has passed to unaffiliated customers, and collectibility is reasonably assured. The Company assesses collectibility based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. The Company does not request collateral from the customers.
The Company’s wholly-owned subsidiary, Percipia, provided installation and maintenance of telephony systems, and developed customized software for telephone systems used in the hotel/hospitality industry. The Company recognized the sale of the customized software to customers upon delivery and installation. The customer could choose to enter into a separate stand alone software maintenance contract whereby the Company provided software support services. The revenue related to these contracts were recognized monthly on a straight line basis over the term of the contract.
Income taxes
Effective October 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company determine whether the benefits of the Company’s tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. The provisions of FIN 48 also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and disclosure. The Company did not have any unrecognized tax benefits and there was no effect on the financial condition or results of operations as a result of implementing FIN 48. The Company does not have any interest and penalties in the statement of operations for the nine and three months ended June 30, 2008. The tax years 2004-2007 remain subject to examination by major tax jurisdictions.
Reclassification
Certain reclassifications of amounts previously reported have been made to the accompanying consolidated financial statements in order to maintain consistency and comparability between periods presented.
In August 2007, the Company sold all the issued and outstanding common stock of Percipia, Inc. (“Percipia”). For purposes of comparability, the results of these operations have been reclassified from continuing operations to discontinued operations for the nine months ended June 30, 2007 presented in the accompanying condensed consolidated statements of operations. See Note 10- Discontinued Operations.
Recent Accounting Pronouncements
In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment
Transactions are Participating Securities.” This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and shall be included in the computation of earnings per share pursuant to the two class method. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data to conform to the provisions in this FSP. The provisions of FSP No. EITF 03-6-1 are effective for the Company retroactively in the first quarter ended March 31, 2009. The Company is in the process of evaluating the impact of FSP No. EITF 03-6-1 on the calculation and presentation of earnings per share in its consolidated financial statements.
In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets. This FSP is effective for fiscal years beginning after December 31, 2008 (fiscal year ended September 30, 2010 for the Company), and interim periods within those fiscal years (interim period December 31, 2009 for the Company). Early adoption is prohibited. The Company is currently assessing the impact that FSP No. FAS 142-3 will have on its financial position, cash flows, and results of operations.
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
In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“FASB No. 157”). FASB No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable.. FASB No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. On December 14, 2007, the FASB issued proposed FASB Staff Position No. FAS 157-b, Effective Date of FASB No. 157 (“Proposed FSP). The Proposed FSP would amend FASB No. 157, to delay the effective date of FASB No. 157 for all nonfinanical assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). The Proposed FSP defers the effective date of FASB No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of the Proposed FSP. FASB No. 157 will be effective for the Company’s 2010 fiscal year, although early adoption is permitted. The Company is currently assessing the potential effect of FASB No. 157 on its consolidated financial statements.
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
Purchase Price Allocation
The following table sets forth the allocation of the purchase price for tangible and intangible assets associated with the above fiscal 2007 and fiscal 2008 acquisitions and their related acquired assets and liabilities assumed as of June 30, 2008:

Goodwill	$9,344,859
Customer list	2,159,885
Accounts receivable	641,666
Inventory	62,418
Fixed assets	576,424
Prepaid expenses	210,644
Customer deposits	(79,281)
Deferred revenue	(677,539)

Total	$12,239,076

Pro-Forma Results of Operations
The following sets forth the Company’s results of operations for the nine months ended June 30, 2007 as if the acquisitions had taken place on October 1, 2006.

	For the Three Months	For the Nine Months
	Ended June 30,	Ended June 30,
	2007	2007

Revenues	$18,795,133	$54,197,394
Net (loss) income	$(266,516)	$856,116
Net (loss) income per share
Basic and diluted	$(0.02)	$0.07
The pro-forma results of operations for the three and nine months ended June 30, 2008 are not presented since there was an insignificant difference between pro-forma and actual results for the period as our sole acquisition Marshall was acquired on October 2, 2007.
4. Note Receivable
Pursuant to the Asset Purchase Agreement on September 8, 2006 between the Company and Sunair Electronics, LLC formerly known as Sunair Holdings, LLC (“Sunair Holdings”), the Company received a three year subordinated promissory note as partial payment for the sale of substantially all of the assets of Sunair Communications, Inc. (“Sunair Communications”) its wholly-owned subsidiary.. The $2.0 million note issued by Sunair Holdings is guaranteed by the members of Sunair Holdings, matures on September 8, 2009 and bears interest at one year London Interbank Offering Rate (“LIBOR”) plus 3% (6.31% at June 30, 2008) which is payable monthly starting on October 1, 2006. Accrued interest income through June 30, 2008, included in prepaid and other current assets in the accompanying condensed consolidated balance sheets amounted to $10,273. At September 30, 2007 accrued interest income amounted to $55,560. The Company’s former Chief Financial Officer, who also was the former Chief Financial Officer of Sunair Communications, and the Company’s former President, who also was the former President of Sunair Communications, are affiliates of Sunair Holdings.
5. Revolving Line of Credit
The Company has a line of credit with a financial institution collateralized by substantially all of the assets of the Company. The maximum credit limit was $12.75 million as of June 30, 2008. Interest is compounded daily based upon the LIBOR plus 5.0%. The interest rate at June 30, 2008 was approximately 7.46%. The revolving line of credit has a commitment fee in the amount of .375% per annum on the average daily unused amount of the aggregate revolving committed amount. The outstanding balance on the revolving line of credit at June 30, 2008 and September 30, 2007, respectively, amounted to $9,600,000 and $6,732,796. At June 30, 2008, the availability under the revolving line of credit amounted to $2,400,000 which is net of a $750,000 outstanding letter of credit.
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
On February 12, 2008, the Company amended certain terms and conditions of the credit agreement. Among the amended terms and conditions were an extension of the maturity date to January 7, 2009 as well as amendments to the financial covenants relating to consolidated EBITDA, the leverage ratio and the fixed charge coverage ratio, which amendments were effective as of December 31, 2007. On May 12, 2008, the Company obtained an extension of the maturity date from January 7, 2009 to April 1, 2009 as well as extension of the financial covenants through April 1, 2009. As of June 30, 2008, the Company was in compliance with its financial covenants. On August 13, 2008, the Company obtained another extension of the maturity date from April 1, 2009 to July 1, 2009 as well as an extension of the financial covenants through July 1, 2009.

6. Notes Payable
The Company has a capital lease for certain office equipment. The balance of the capital lease at June 30, 2008 and September 30, 2007, totaled $13,741 and $16,353, respectively.
The Company has notes payable with a financial institution for leased office build-out costs and computer equipment. The notes bear interest at 5.60% and 5.25% per annum, respectively, payable in monthly installments of principal and interest in the amount of $3,285 through March 29, 2011 and $5,795 through September 20, 2008, respectively. Balances at June 30, 2008 and September 30, 2007, totaled $117,325 and $192,367, respectively.
The Company has notes payable with financial institutions for automobile loans. Interest rates range from 0% to 9% per annum, payable in monthly installments of principal and interest ranging in the amounts of $220 to $425, expiring in various years through 2010. Balances at June 30, 2008 and September 30, 2007, totaled $35,801 and $68,765, respectively.
The Company has notes payable relating to certain acquisitions as described in Note 3- Acquisitions which bear interest at 6% and 7%, with one note payable bearing interest at LIBOR plus 2% per annum (5.31% at June 30, 2008), with interest payable in semi-annual installments ranging in the amounts of $3,000 to $49,000 and principal due at maturity. The notes expire in various years through 2011. The note payable balances for the acquisition debt at June 30, 2008 and September 30, 2007, totaled $6,027,000 and $5,677,000, respectively.
Interest expense incurred for the notes payable amounted to $321,680 and $104,152 for the nine and three months ended June 30, 2008, respectively, and $152,038 and $60,481for the nine and three months ended June 30, 2007, respectively.
Minimum future principal payments required under the above notes payable as of June 30, 2008, for each of the next five years and in the aggregate are:

2008	$2,322,899
2009	1,555,758
2010	1,773,212
2011	542,000
2012	—
Thereafter	—

6,193,869
Less: current portion	2,322,899

Long term portion	$3,870,970

7. Note Payable-Related Party
The Company has a $5,000,000 subordinated note payable to a related party, in connection with the acquisition of Middleton. The related party is Mr. Charles Steinmetz, the former CEO of Middleton from 1977 through June 2005, who was appointed to serve as CEO of Middleton again effective January 18, 2008 through July 25, 2008. Mr. Steinmetz was the majority owner of Middleton from 1977 until it was purchased by the Company in June 2005 and has served as a director of the Company since that time. Interest is paid semi-annually at prime (5% as of June 30, 2008). The note payable is due in full on June 7, 2010. Interest expense related to this note payable amounted to $249,589 and $65,754 for the nine and three months ended June 30, 2008 respectively, and $312,260 and $104,727 for the nine and three months ended June 30, 2007, respectively.
8. Income Taxes

The Company did not have an income tax provision or benefit for the nine and three months ended June 30, 2008, respectively, as the Company has $15.0 million of net operating losses carryforwards which expire in 2026 and which are fully reserved. In addition, the Company does not have any net operating loss carrybacks. As a result the Company was unable to recognize an income tax benefit for the nine and three months ended June 30, 2008. The income tax provision of $46,234 for the nine months ended June 30, 2008 relates to foreign income taxes incurred by Telecom FM. For the nine and three months ended June 30, 2007, the Company had an income tax benefit (provision) of $445, 205 and $(83,279), respectively, for continuing operations, respectively.
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
There were 19,500 options granted during the three months ended June 30, 2008 and there were no options granted during the three months ended June 30, 2007.
Stock options activity for the nine months ended June 30, 2008 is as follows:

		Weighted
		Avg. Exercise	Remaining
	Shares	Price	Life

Options outstanding at October 1, 2007	585,092	$6.94
Granted	388,500	$1.83
Exercised	—	$—
Expired/Forfeited	(60,976)	$9.74

Options outstanding at June 30, 2008	912,616	$4.58	6.06
Options exercisable at June 30, 2008	495,387	$6.15	5.03
Options available for future grants at June 30, 2008	94,051
Included in the 912,616 options outstanding are 206,667 options that were granted outside of the 2004 Stock Incentive Plan.
Fair Value
On January 1, 2006, the Company adopted the provisions of FASB No. 123R which requires the Company to recognize expense related to the fair value of stock-based compensation awards. The Company elected the modified prospective transition method as permitted by FASB No. 123R, under which stock-based compensation for the six and three months ended March 31, 2008 and 2007 is based on grant date fair value estimated in accordance with the provisions of FASB No. 123R and compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006, as well as the unvested portion of previously granted awards that remained outstanding as of January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of FASB No. 123R. In addition, options granted to certain members of the board of directors as payment for Board services recorded in accordance with FASB No. 123R and the issuance of restricted stock awards and stock units are also included in stock-based compensation for the nine and three months ended June 30, 2008 and 2007. The Company recognizes compensation expense for restricted stock awards and restricted stock units on a straight-line basis over the requisite service period of the award. The Company recorded $385,239 and $182,152 of stock-based compensation expense which has been classified as selling, general and administrative expenses for the nine and three months ended June 30, 2008, respectively, and $486,385 and $245,577 for the nine and three months ended June 30, 2007, respectively.
The fair value of stock-based awards was estimated using the Black-Scholes model, on the date of grant, with the following weighted-average assumptions:

	For the Nine Months Ended June 30,
	2008	2007

Expected dividend yield	—	—
Expected price volatility	58.11 - 59.58%	63.12%
Risk-free interest rate	2.80 - 3.49%	4.73%
Expected life of options	5 - 8.25 years	8 years
The Company’s computation of the expected volatility for the nine months ended June 30, 2008 and 2007 is based primarily upon historical volatility and the expected term of the option. The Company continues to use the simplified method of determining the expected term provided under SAB 110 as sufficient historical data is not available. The interest rate is based on the U.S. Treasury yield in effect at the time of grant for a period commensurate with the estimated expected life.
As of June 30, 2008, approximately $644,576 of total unrecognized compensation costs related to non-vested stock options is expected to be recognized over a weighted average period of 2.23 years.
10. Discontinued Operations
On August 1, 2007, the Company sold all the outstanding shares of Percipia, a wholly-owned subsidiary, in its Telephone Communications segment for approximately $4.0 million in cash, of which $750,000 was placed in an escrow account pending the resolution of certain tax matters.
On November 20, 2006, the Company closed a transaction to sell the real estate property associated with the previously sold high frequency radio business for $2.7 million in cash and a recognized gain in the amount of $2.2 million, $1.4 million net of income taxes.
The accompanying unaudited condensed consolidated statements of operations for the nine and three months presented have been adjusted to classify Percipia as discontinued operations. Selected statements of operations data for the Company’s discontinued operations is as follows:

(dollars in thousands)
For the Nine Months Ended
June 30, 2007
Percipia, Inc. — Net loss	$(1,013)

Pre-tax (loss) from discontinued operations	(1,013)
Income tax benefit	373

(Loss) from discontinued operations, net of income taxes	(640)

Gain on sale of assets from discontinued operations	2,183
Income tax (provision)	(822)

Gain on sale of assets from discontinued operations, net of income taxes	1,361

Income from discontinued operations, net of income taxes	$721

(dollars in thousands)
For the Three Months Ended
June 30, 2007
Percipia, Inc. — Net loss	$(705)
Income tax benefit (provision)	373

Loss from discontinued operations, net of taxes	(332)

11. Commitments and Contingencies
The Company leases office space under operating leases expiring in various years through 2012, and vehicles under operating leases expiring in various years through 2014. Certain leases provide for renewal options for periods from one to five years at their fair rental value at the time of renewal. In the normal course of business, operating leases are generally renewed or replaced by other leases. Rent expense and vehicle lease expense was $2,734,487 and $942,274 for the nine and three months ended June 30, 2008, respectively, and $2,458,998 and $805,928 for the nine and three months ended June 30, 2007, respectively.
Litigation
We are involved in litigation from time to time in the ordinary course of our business. Except for the litigation described below, we do not believe that any litigation in which we are currently involved, individually or in the aggregate, is material to our financial condition or results of operations.
In October 2007, the Company filed a lawsuit in the Circuit Court for the Ninth Judicial Circuit in the State of Florida against a number of former employees of Middleton for violation of their non-compete agreements. In addition, certain of these former employees pursued and hired away employees of Middleton which is also a violation of the existing employee non-compete agreements. The Company is seeking injunctive relief and damages. In October 2007, the Company also filed a lawsuit against a competitor for tortious interference as they hired these former employees knowing that they were in violation of the Company’s non-compete agreement. These matters were settled during the three months ended March 31, 2008 for an immaterial amount.
12. Goodwill and Intangible Assets
Goodwill and intangible assets consist of the following at June 30, 2008 and September 30, 2007:

	Goodwill	Customer Lists	Total

Ending balance, September 30, 2007	$60,675,353	$10,958,234	$71,633,587
Acquisition of businesses	1,487,775	225,204	1,712,979
Purchase price adjustment	(50,600)	—	(50,600)

	62,112,528	11,183,438	73,295,966
Less amortization expense	—	(2,795,634)	(2,795,634)

Ending balance, June 30, 2008	$62,112,528	$8,387,804	$70,500,332

The table below presents the weighted average life in years of the Company’s intangible assets.

	2008		2007

Goodwill	(a	)	(a	)
Customer lists (b)	5		8

Weighted average	5		8

(a)	Goodwill is not amortized but, along with all other intangible assets, is reviewed for possible impairment each year at September 30th or when indicators of impairment exist.

(b)	Change in estimated useful life for customer lists during the fourth quarter of 2007.
The table below reflects the estimated aggregate customer account amortization for each of the five succeeding years of the Company’s existing customer account base as of June 30, 2008:

Aggregate
Amortization
Expense

2008	$3,724,403
2009	3,502,528
2010	828,103
2011	311,554
2012	21,216

Total Aggregate Amortization Expense	$8,387,804

13. Net Income (Loss) Per Share
Basic net income (loss) per share is computed using the weighted average number of shares outstanding during the period. Due to the Company’s losses from continuing operations, dilutive potential common shares in the form of warrants were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented.
14. Segment and Geographic Information
The Company manages its business and has segregated its activities into two business segments; (i) Lawn and pest control services and (ii) sale, installation and maintenance of telephone communication equipment, systems and software.
Certain financial information for each segment is provided below as of June 30, 2008 and September 30, 2007, respectively and for the nine months ended June 30, 2008 and 2007, respectively:

	For the Nine Months Ended June 30,
	2008	2007

Net revenues:
Lawn and pest control services	$42,231,802	$39,186,678
Telephone communications	9,193,230	10,119,735

Total net revenues	$51,425,032	$49,306,413

Operating income (loss):
Lawn and pest control services	$2,785,836	$3,469,340
Telephone communications	903,016	658,758
Unallocated home office expenses	(6,149,240)	(4,807,405)

Total operating loss	$(2,460,388)	$(679,307)

	June 30,	September 30,
	2008	2007
Identifiable property plant and equipment:
Lawn and pest control services	$2,026,734	$2,062,451
Telephone communications	34,417	56,101

Total identifiable property plant and equipment	$2,061,151	$2,118,552

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
The Amended Management Services Agreement is for a term of three years which commenced on February 8, 2008 and expires on February 7, 2011. The Company will pay RPC a monthly management fee equal to one (1%) of the monthly gross revenues of the Company, which will be payable monthly based on the average monthly revenues of the preceding quarter. RPC will also receive a transaction fee of up to 2% of the Aggregate Consideration received by the Company in a Transaction (as such capitalized terms are defined in the Management Services Agreement). Pursuant to the Management Services Agreement, RPC will provide the Company with services similar to those provided in the Previous Management Services Agreement. After the initial term of three years, the Management Services Agreement will automatically renew for successive one year terms, unless either RPC or the Company terminates the agreement upon 30 days notice. Management fees for the nine and three months ended June 30, 2008 totaled $857,233 and $167,763, respectively, and $1,097,594 and $315,200 for the nine and three months ended June 30 2007, respectively.
The Company issued a note payable to a related party in connection with the acquisition of Middleton, as discussed in Note 7-Note Payable-Related Party.
The Company received a note receivable from former related parties through the sale of Sunair Communications, the high frequency radio segment, as more fully described in Note 4-Note Receivable.
16. Subsequent Events
On August 1, 2008, the Company entered into a two year employment agreement with Mr. Edward Carriero, Jr., Chief Financial Officer of the Company, for a base annual salary of $165,000 plus bonus to be determined by the Company’s Compensation Committee.
On July 25, 2008, the Employment Agreement for Mr. John Hayes, Chief Executive Officer and President of the Company, was terminated to allow Mr. Hayes to pursue other interests. Under the terms of his terminated Employment Agreement with the Company, Mr. Hayes is entitled to receive severance payments at the rate of his salary in effect on the date of termination for two years, payable in accordance with the usual payroll schedule of the Company, as well as benefits for such period, beginning 60 days from the date of notice of termination. Mr. Hayes’s Employment Agreement also includes covenants lasting for a term of twelve months relating to non-competition and non-solicitation of employees and clients by Mr. Hayes.
The Company has appointed Jack I. Ruff to assume Mr. Hayes responsibilities as the President and Chief Executive Officer of the Company and as President of Middleton, effective as of July 25, 2008. Mr. Ruff is a co-founder of Royal Palm Capital, Inc. (“RPCP”) and has been a partner of RPCP since September 2002 through the present date. He is also a director and greater than 10% shareholder of RPC, which provides management services to the Company pursuant to the Amended Management Services Agreement. See Note 15 — Related Parties.

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
Results of Operations
Results of Operations for the Three Months Ended June 30, 2008 as Compared to the Three Months Ended June 30, 2007.
Revenue:

	(dollars in thousands)
	For the Three Months Ended
	June 30,
	2008	2007
Lawn and pest control services	$14,585	$13,197
Telephone communications	4,144	4,244

Total revenue	$18,729	$17,441

Lawn and Pest Control Services
Revenue from the lawn and pest control services segment is comprised of lawn, pest control and termite services. Revenue in the segment increased by $1.4 million or 10.5% for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007. The revenue increase was primarily attributable to the integration of our acquisitions since March 31, 2007.
Telephone Communications
Our remaining telephone communications subsidiary, Telecom FM, manufactures and sells least-cost routing devices. Revenue from Telecom FM decreased by $0.1million or 2.4% for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007.

Cost of Sales:

	(dollars in thousands)
	For the Three Months Ended June 30,
	2008	2007
Lawn and pest control services	$5,538	$5,019
Telephone communications	1,816	2,037

Total cost of sales	$7,354	$7,056

Lawn and Pest Control Services
Cost of sales in the lawn and pest control services segment increased by $0.5 million or 10.3% to $5.5 million or 38.0% of revenue for the three months ended June 30, 2008 as compared to $5.0 million or 38.0% of revenue for the three months ended June 30, 2007.
•	Chemical costs increased by $0.2 million for the three months ended June 30, 2008 as compared to the same period in 2007. The price of petroleum based chemical and fertilizer products increased due to higher oil prices.

•	Payroll costs increased by $0.2 million for the three months ended June 30, 2008 as compared to the same period in 2007 due to an increase in activity and wage increases.

•	Vehicle costs increased by $0.1 million for the three months ended June 30, 2008 compared to the same period in 2007 primarily due to an increase in fuel and vehicle maintenance costs.
Telephone Communications
Cost of sales in our telephone communications segment decreased by $0.2 million or 10.8% to $1.8 million or 43.8% of revenue for the three months ended June 30, 2008 as compared to $2.0 million or 48.0% of revenue for the three months ended June 30, 2007, primarily related to a decrease in product costs due to a shift in product mix.
Gross Profit:

	(dollars in thousands)
	For the Three Months Ended
	June 30,
	2008	2007
Lawn and pest control services	$9,047	$8,178
Telephone communications	2,328	2,207

Total gross profit	$11,375	$10,385

Lawn and Pest Control Services
The gross profit of the lawn and pest control services segment increased by $0.9 million or 10.6% to $9.0 million or 62.0% of revenue for the three months ended June 30, 2008 as compared to $8.2 million or 62.0% of revenue for the three months ended June 30, 2007.
Telephone Communications
The gross profit in the telecommunications segment increased by $0.1 million or 5.5% to $2.3 million or 56.2% of revenue for the three months ended June 30, 2008 as compared to $2.2 million or 52.0% of revenue for the three months ended June 30, 2007.

Operating Expenses:
Selling, General and Administrative Expenses:

	(dollars in thousands)
	For Three Months Ended June 30,
	2008	2007
Selling	$2,261	$2,493
General and administrative	7,888	7,216
Depreciation and amortization	1,156	700

Total operating expenses	$11,305	$10,409

Total operating expenses increased by $0.9 million or 8.6% to $11.3 million or 60.4% of revenue for the three months ended June 30, 2008 as compared to $10.4 million or 59.7% of revenue for the three months ended June 30, 2007.
Selling expenses decreased by $0.2 million or 9.3% to $2.3 million or 12.1% of revenue for the three months ended June 30, 2008 as compared to $2.5 million or 14.3% of revenue for the three months ended June 30, 2007.
•	Middleton’s selling costs decreased by $0.2 million for the three months ended June 30, 2008 as compared to the same time period in 2007 as a result of a decrease in advertising expense.
General and administrative expenses increased by $0.7 million or 9.3% to $7.9 million or 42.1% of revenue for the three months ended June 30, 2008 as compared to $7.2 million or 41.4% of revenue for the three months ended June 30, 2008.
•	Middleton’s general and administrative expenses increased by $0.8 million for the three months ended June 30, 2008 as compared to the same period in 2007. The increase in general and administrative expenses was primarily driven by:
•	Payroll expenses increased by $0.2 million for the three month period ended June 30, 2008 as compared to the same period in 2007 as a result of the increase in staff due to the purchase and integration of several acquired companies, expansion of staff related to meeting our compliance requirements with regards to Sarbanes-Oxley and an increase in staff related to the conversion of our existing operating software to a new system.

•	Vehicle expenses increased by $0.3 million due to higher fuel and maintenance costs. Occupancy expenses increased by $0.1 million due to our expansion and increased facility lease rates.

•	Customer damage expenses increased $0.1 for the three months ended June 30, 2008 as compared to the same period in 2007. During the quarter ended June 30, 2007 the reserve for customer damages was reduced by $0.2 based on historical trends in claims.

•	The Company moved to a lockbox system in August 2007. Lockbox fees and statement fulfillment expenses were $0.1 million for the three months ended June 30, 2008. There were no lockbox fees and statement costs for the same time period in 2007. The implementation of a lockbox system has enabled us to streamline our billing and cash receipts processing and has improved our ability to manage cash flow.
Depreciation and amortization expenses increased by $0.5 million or 65.1% to $1.2 million or 6.2% of revenue for the three months ended June 30, 2008 as compared to $0.7 million or 4.0% of revenue for the three months ended June 30, 2007.
•	Corporate depreciation and amortization expenses increased by $0.5 million for the three months ended June 30, 2008 as compared to the same period in 2007 mostly attributable to an increase in the amortization of intangible assets due to our acquisition activity coupled with the change in estimated useful life for customer lists from 8 years to 5 years, which occurred during the fourth quarter of fiscal year 2007.

Other Income (Expenses):

	(dollars in thousands)
	For the Three Months Ended June 30,
	2008	2007
Interest income	$26	$47
Interest expense	(390)	(274)
Gain on disposal of assets	11	—

Total other income (expenses)	$(353)	$(227)

Other expenses increased by $0.1 million or 55.5% for the three months ended June 30, 2008 as compared to the three months ended June 30, 2008 primarily related to an increase in interest expense. Since June 30, 2007, the lawn and pest services segment incurred an additional $2.5 million in debt related to acquisitions completed. Additionally, our revolving line of credit average outstanding balance increased to approximately $10.0 million for the three months ended June 30, 2008 from approximately $7.0 million for the three months ended June 30, 2007.
Income Tax (Provision) from Continuing Operations:

	(dollars in thousands)
	For the Three Months Ended June 30,
	2008	2007
Income tax (provision)	$(7)	$(83)

The income tax provision from continuing operations decreased slightly for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007. The income tax provision of $7,051 for the three months ended June 30, 2008 relates to foreign income taxes incurred by Telecom FM. The Company did not recognize an income tax benefit for the three months ended June 30, 2008 as the Company has $13.5 million of net operating losses carryforwards which expire in 2026 and which are fully reserved. In addition, the Company does not have any net operating loss carrybacks.
Discontinued Operations:

(dollars in thousands)
For the Three Months
Ended
June 30, 2007
Income from discontinued operations, net of income taxes	$(332)
Gain (loss) on sale of assets from discontinued operations, net of income taxes	—

Income from discontinued operations, net of taxes	$(332)

As indicated earlier, our significant divestitures have been recorded as discontinued operations:
•	On August 1, 2007, we sold all the outstanding shares of Percipia. The results of operations for the three months ended June 30, 2007 related to Percipia have been classified as discontinued operations.

Results of Operations
Results of Operations for the Nine Months Ended June 30, 2008 as Compared to the Nine Months Ended June 30, 2007.
Revenue:

	(dollars in thousands)
	For the Nine Months Ended
	June 30,
	2008	2007
Lawn and pest control services	$42,232	$39,186
Telephone communications	9,193	10,120

Total revenue	$51,425	$49,306

Lawn and Pest Control Services
Revenue from the lawn and pest control services segment is comprised of lawn, pest control and termite services. Revenue in the segment increased by $3.0 million or 7.8% for the nine months ended June 30, 2008 as compared to the nine months ended June 30, 2007. The revenue increase was primarily attributable to the integration of our acquisitions since March 31, 2007.
Telephone Communications
Our remaining telephone communications subsidiary, Telecom FM, manufactures and sells least-cost routing devices. Revenue from Telecom FM decreased by $0.9 million or 9.2% for the nine months ended June 30, 2008 as compared to the nine months ended June 30, 2007. During the second and third quarter of fiscal year 2007 Telecom FM received a series of large orders due to a change in legislation relating to product specifications. This did not occur during the nine months ended June 30, 2008.
Cost of Sales:

	(dollars in thousands)
	For the Nine Months Ended June 30,
	2008	2007
Lawn and pest control services	15,963	$14,339
Telephone communications	4,155	5,256

Total cost of sales	20,118	$19,595

Lawn and Pest Control Services
Cost of sales in the lawn and pest control services segment increased by $1.6 million or 11.3% to $16.0 million or 37.8% of revenue for the nine months ended June 30, 2008 as compared to $14.3 million or 36.6% of revenue for the nine months ended June 30, 2007.
•	Chemical costs increased by $0.6 million for the nine months ended June 30, 2008 as compared to the same period in 2007. The price of petroleum based chemical and fertilizer products increased due to higher oil prices.

•	Payroll costs increased by $0.4 million for the nine months ended June 30, 2008 as compared to the same period in 2007. The increase is due to the increase in staff as a result of the integration of several acquired companies and an increase in wage rates.

•	Vehicle costs increased by $0.6 million for the nine months ended June 30, 2008 compared to the same period in 2007 primarily due to an increase in fuel and vehicle maintenance costs.
Telephone Communications
Cost of sales in our telephone communications segment decreased by $1.1 million or 20.9% to $4.2 million or 45.2% of revenue for the nine months ended June 30, 2008 as compared to $5.3 million or 51.9% of revenue for the nine months ended June 30, 2007, primarily related to a decrease in product costs due to a shift in product mix.
Gross Profit:

	(dollars in thousands)
	For the Nine Months Ended
	June 30,
	2008	2007
Lawn and pest control services	$26,269	$24,848
Telephone communications	5,038	4,863

Total gross profit	$31,307	$29,711

Lawn and Pest Control Services
The gross profit of the lawn and pest control services segment increased by $1.4 million or 5.7% to $26.3 million or 62.2% of revenue for the nine months ended June 30, 2008 as compared to $24.8 million or 63.4% of revenue for the nine months ended June 30, 2007.
Telephone Communications
The gross profit in the telecommunications segment increased by $0.2 million or 3.6% to $5.0 million for the nine months ended June 30, 2007 as compared to $4.9 million for the nine months ended June 30, 2007.
•	Gross profit increased for the nine months ended June 30, 2008 compared to the same time period in 2007 despite a $0.9 million decrease in revenue for the same period. The gross margin increased to 54.8% in 2008 compared to 48.1% in 2007 due to a shift in product mix.
Operating Expenses:
Selling, General and Administrative Expenses:

	(dollars in thousands)
	For the Nine Months Ended June 30,
	2008	2007
Selling	$6,188	$6,696
General and administrative	24,093	21,629
Depreciation and amortization	3,486	2,066

Total operating expenses	$33,767	$30,391

Total operating expenses increased by $3.4 million or 11.1% to $33.8 million or 65.7% of revenue for the nine months ended June 30, 2008 as compared to $30.4 million or 61.6% of revenue for the nine months ended June 30, 2007.
Selling expenses decreased by $0.5 million or 7.6% to $6.2 million or 12.0% of revenue for the nine months ended June 30, 2008 as compared to $6.7 million or 13.6% of revenue for the nine months ended June 30, 2007.

•	Middleton’s selling costs decreased by $0.4 million for the nine months ended June 30, 2008 as compared to the same time period in 2007 as a result of reduction in advertising expense.
General and administrative expenses increased by $2.5 million or 11.4% to $24.1 million or 46.9% of revenue for the nine months ended June 30, 2008 as compared to $21.6 million or 43.8% of revenue for the nine months ended June 30, 2008.
•	Middleton’s general and administrative expenses increased by $2.5 million for the nine months ended June 30, 2008 as compared to the same period in 2007. The increase in general and administrative expenses was primarily driven by:
•	An increase in payroll expense of $1.0 million and an increase in payroll taxes of $0.2 million for the nine month period ended June 30, 2008 as compared to the same period in 2007 as a result of the increase in staff as a result of the purchase and integration of several acquired companies, expansion of staff related to meeting our compliance requirements with regards to Sarbanes-Oxley and an increase in staff related to the conversion of our existing operating software to a new system.

•	Occupancy expenses increased by $0.3 million due to our expansion and increased facility lease rates.

•	The Company moved to a lockbox system in August 2007. Lockbox fees and statement fulfillment expenses were $0.3 million for the nine months ended June 30, 2008. There were no lockbox fees and statement costs for the same time period in 2007. The implementation of a lockbox system has enabled us to streamline our billing and cash receipts processing and has improved our ability to manage our cash flow.

•	Vehicle expenses increased by $0.4 million primarily due to higher fuel costs.
Depreciation and amortization expenses increased by $1.4 million or 68.7% to $3.5 million or 6.8% of revenue for the nine months ended June 30, 2008 as compared to $2.1 million or 4.2% of revenue for the nine months ended June 30, 2007.
•	Corporate depreciation and amortization expenses increased by $1.4 million for the nine months ended June 30, 2008 as compared to 2007 due to a significant increase in the amortization of intangible assets due to our acquisition activity coupled with the change in estimated useful life for customer lists from 8 years to 5 years, which occurred during the fourth quarter of fiscal year 2007.
Other Income (Expenses):

	(dollars in thousands)
	For the Nine Months Ended June 30,
	2008	2007
Interest income	$148	$167
Interest expense	(1,118)	(950)
Gain on disposal of assets	5	11

Total other income (expenses)	$(965)	$(772)

Other expenses increased by $0.2 million or 25.0% for the nine months ended June 30, 2008 as compared to the nine months ended June 30, 2008.
•	Middleton’s interest expense increased by $0.2 million for the nine months ended June 30, 2008 as compared to the nine months ended June 30, 2007. The lawn and pest services segment incurred an additional $2.5 million in debt related to acquisitions completed since June 30, 2007.

Income Tax (Provision) Benefit from Continuing Operations:

	(dollars in thousands)
	For the Nine Months Ended June 30,
	2008	2007
Income tax (provision) benefit	$(46)	$445

Income tax benefit from continuing operations decreased by $0.5 million for the nine months ended June 30, 2008 as compared to the six months ended June 30, 2007. The income tax provision of $46,234 for the nine months ended June 30, 2008 relates to foreign income taxes incurred by Telecom FM. The Company did not have an income tax benefit for the nine months ended June 30, 2008 as the Company has $13.5 million of net operating losses carryforwards which expire in 2026 and which are fully reserved. In addition, the Company does not have any net operating loss carrybacks.
Discontinued Operations:

(dollars in thousands)
For the Nine Months Ended
June 30, 2007
Income from discontinued operations, net of income taxes	$(640)
Gain (loss) on sale of assets from discontinued operations, net of income taxes	1,361

Income from discontinued operations, net of taxes	$721

As indicated earlier, our significant divestitures have been recorded as discontinued operations:
•	On November 20, 2006, we closed a transaction to sell the real estate property associated with the previously sold high frequency radio business for $2.7 million in cash and a recognized gain in the amount of $2.2 million, $1.4 million net of income taxes.

•	On August 1, 2007, we sold all the outstanding shares of Percipia. The results of operations for the nine months ended June 30, 2007 related to Percipia have been classified as discontinued operations.

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
As of June 30, 2008, our liquidity and capital resources included cash and equivalents of $2.1 million, a working capital deficit of $(1.6) million and $2.4 million was available under our revolving line of credit. As of September 30, 2007, our liquidity and capital resources included cash and equivalents of $2.8 million, a working capital deficit of $(0.9) million and $9.0 million available under our revolving line of credit.
Cash used in operating activities was $1.6 million for the nine months ended June 30, 2008 as compared to cash provided by operating activities of $2.8 million for the nine months ended June 30, 2007. During the nine months ended June 30, 2008 the primary use of cash from operating activities was an increase in accounts receivables of $2.5 million. The primary sources of cash for the nine months ended June 30, 2008 was an increase in accounts payable and accrued expenses of $0.3 million and an increase in customer deposits of $0.4 million. For the nine months ended June 30, 2007, the primary sources of cash was an increase in accounts payable and accrued expenses of $1.5 million, an increase in customer deposits of $0.5 million, proceeds from a note receivable of $0.3 million and an increase in other assets of $0.4 million.
Net cash used in investing activities was $1.5 million during the nine months ended June 30, 2008 as compared to cash used in investing activities of $0.8 million for the nine months ended June 30, 2007. During the nine months ended June 30, 2008 the primary uses of cash from investing activities were cash paid for the acquisition of Marshall of $1.0 million and capital expenditures of $0.6 million. For the nine months ended June 30, 2007 the primary uses of cash from investing activities were $2.6 million used for business acquisitions, $0.3 million used for software development and $0.3 million used for capital expenditures. Offsetting the uses of cash for the nine months ended June 30, 2007 was $2.3 million of net proceeds from the sale of assets related to our high frequency radio business.
Net cash provided by financing activities was $2.5 million for the nine months ended June 30, 2008 as compared to the repayment of debt of $1.1 million for the nine months ended June 30, 2007. During the nine months ended June 30, 2008 the primary source of cash from financing activities were proceeds from revolving line of credit of $3.8 million offset by $1.3 million of repayments on our line of credit as well as notes payable and capital leases. For the nine months ended June 30, 2007, we had repayments of $1.1 million on our line of credit and our notes payable and capital leases.
Cash flows from discontinued operations are included in the consolidated statement of cash flows within operating, investing and financing activities for the nine months ended June 30, 2008 and 2007.
Our uses of cash for fiscal 2008 will be principally for working capital needs, capital expenditures and debt service. We are not anticipating significant acquisition activity in fiscal 2008. We believe that we can fund our planned business activities from a combination of cash flows from operations and funds available under our revolving line of credit. On February 12, 2008, we amended our revolving line of credit terms and conditions (“the Second Amendment”) which included an extension of the maturity date to January 7, 2009 from October 1, 2008, reduced the capacity under the credit agreement from $16.0 million to $13.5 million effective February 12, 2008, to $12.75 million as of June 30, 2008 and to $11.75 million as of September 30, 2008. The Second Amendment also modified the financial covenants relating to consolidated EBITDA, the leverage ratio and the fixed charge coverage ratio. On May 12, 2008, the Company obtained an extension of the maturity date from January 7, 2009 to April 1, 2009 as well as extension of the financial covenants through April 1, 2009. As of June 30, 2008, the Company was in compliance with its financial covenants. On August 13, 2008, the Company obtained another extension of the maturity date from April 1, 2009 to July 1, 2009 as well as an extension of the financial covenants through July 1, 2009.

Recent Accounting Pronouncements
See Note 2, “Summary of Significant Accounting Policies” in the Notes to the Condensed Consolidated Financial Statements for a discussion of recent accounting pronouncements and their effect, if any, on the Company.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.
Item 4t. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at June 30, 2008, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.
(b) Changes in Internal Controls
There was no change in our internal controls or in other factors that could affect these controls during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
We are involved in litigation from time to time in the ordinary course of our business. Except for the litigation described below, we do not believe that any litigation in which we are currently involved, individually or in the aggregate, is material to our financial condition or results of operations.
In October 2007, the Company filed a lawsuit in the Circuit Court for the Ninth Judicial Circuit in the State of Florida against a number of former employees of Middleton for violation of their non-compete agreements. In addition, certain of these former employees pursued and hired away employees of Middleton which is also a violation of the existing employee non-compete agreements. The Company is seeking injunctive relief and damages. In October 2007, the Company also filed a lawsuit against a competitor for tortious interference alleging that they hired these former employees knowing that they were in violation of the Company’s non-compete agreement. These matters were settled during the three months ended March 31, 2008 for an immaterial amount.
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

SUNAIR SERVICES CORPORATION
Date: August 14, 2008	/s/ Jack I. Ruff
Jack I. Ruff
President and Chief Executive Officer

Date: August 14, 2008	/s/ Edward M. Carriero, Jr.
Edward M. Carriero, Jr.
Chief Financial Officer