Form 10-K
period 2008-09-30
SUNAIR SERVICES CORP
filed 2009-01-13
CIK 95366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2008
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
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $6,523,007 as of March 31, 2008 based on the closing price of stock on the American Stock Exchange on said date. For purposes of the foregoing computation, all executive officers, directors and 10% beneficial owners of the Registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.
     As of December 10, 2008, there were issued and outstanding 13,091,088 shares of the Registrant’s common stock.
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

PART I
ITEM 1. DESCRIPTION OF BUSINESS
Overview
     Sunair Services Corporation (“Sunair,” the “Company,” “us,” “we” or “our”) is a Florida corporation organized in 1956. We changed our corporate name from Sunair Electronics, Inc. to Sunair Services Corporation in November of 2005. During fiscal 2008, we operated in two business segments: Lawn and Pest Control Services and Telephone Communications. Our Lawn and Pest Control Services segment provides lawn care and pest control services to both residential and commercial customers. Our Telephone Communications segment which installs and maintains telephone and fixed wireless systems was sold in September 2008 representing the completion of our strategy to shed our legacy businesses and focus on our core business which is providing lawn and pest control services to our customers.
     On February 8, 2005, we closed a transaction with Coconut Palm Capital Investors II, Ltd. (“Coconut Palm”), pursuant to a stock purchase agreement which we entered into on November 17, 2004. Coconut Palm purchased from us 5,000,000 Units for an aggregate purchase price of $25 million. Each Unit consisted of (i) one share of our common stock, (ii) one warrant to purchase one share of our common stock at an exercise price of $6.00 per share with a term of three years and (iii) one warrant to purchase one share of our common stock at an exercise price of $7.00 per share with a term of five years. In connection with the investment by Coconut Palm, we formed a new Lawn and Pest Control Services segment for future acquisitions and operations.
     Effective upon the closing of the Coconut Palm transaction, we entered into a management services agreement with an affiliate of Coconut Palm, RPC Financial Advisors, LLC (“RPC”), pursuant to which RPC agreed to provide management services for us. Richard C. Rochon and Mario B. Ferrari, both of whom are affiliates of Coconut Palm and each of whom are members of our Board of Directors and principal shareholders of the Company, are also affiliates of RPC. On January 7, 2008, the Company entered into a management services agreement (“Management Services Agreement” or the “Amended Management Services Agreement”) with RPC, which superseded and replaced the management services agreement (the “Previous Management Services Agreement”) dated February 8, 2005, as amended between the Company and RPC. The Amended Management Services Agreement is for a term of three years, commencing on February 8, 2008 and expiring on February 7, 2011. Pursuant to the Amended Agreement, RPC provides the Company with services similar to those provided under the prior management services agreement. We pay RPC a monthly management fee equal to one (1%) of the monthly gross revenues of the Company, which are payable monthly based on the preceding quarter. RPC will also receive a transaction fee of 2% of the Aggregate Consideration received by the Company in a Transaction (as such capitalized terms are defined in the Amended Management Services Agreement). After the initial term of three years, the Amended Management Services Agreement will automatically renew for successive one year terms, unless either RPC or the Company terminates the agreement upon 30 days notice. Please see Note 17 – Related Parties in our consolidated financial statements included herein in Item 8.
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
     Since June 2005 through September 30, 2008, our acquisitions and divestitures have been as follows:
     Acquisitions:
•	June 2005 we acquired the issued and outstanding stock of Middleton Pest Control, Inc. (“Middleton”), our platform company, a leading provider of lawn and pest control services in Florida.

•	July 2005 we acquired substantially all the assets of Four Seasons Lawn and Pest Control, Inc. (“Four Seasons”).

•	December 2005 we acquired substantially all the assets of Spa Creek Services, LLC, D/B/A as Pest Environmental Services, Inc. (“Spa Creek”).

•	January 2006 we acquired substantially all the assets of Par Pest Control, Inc., D/B/A Paragon Termite & Pest Control (“Paragon”).

•	February 2006 we acquired substantially all the assets of Pestec Pest Control, Inc. (“Pestec”).

•	March 2006 we acquired substantially all the assets of Ron Fee, Inc. (“Ron Fee”).

•	November 2006 we acquired substantially all the assets of Archer Exterminators, Inc. (“Archer”).

•	February 2007 we acquired substantially all the assets of Valentine’s Indoor Pest Management, Inc. (“Valentine”).

•	April 2007 we acquired substantially all the assets of David Burke, Inc., D/B/A Florida Exterminating (“Florida Exterminating”).

•	May 2007 we acquired substantially all the assets of Summer Rain Fertilization Company (“Summer Rain”).

•	August 2007 we acquired substantially all the assets of Howell Environmental, Inc. (“Howell”).

•	September 2007 we acquired substantially all the assets of Longboat Key Pest Control, Inc. (“Longboat Key”).

•	October 2007 we acquired substantially all the assets of Marshall Pest Control of SW FL, Inc. (“Marshall”).
     Divestitures:
•	September 2006 we sold substantially all the assets of Sunair Communications, Inc. (“Sunair Communications”) our high frequency radio business.

•	November 2006 we sold real estate associated with the previously sold high frequency radio business.

•	August 2007 we sold all the issued and outstanding stock of Percipia, Inc. (“Percipia”), a wholly owned subsidiary operating in our Telephone Communications business segment.

•	September 2008 we sold all the issued and outstanding stock of Telecom FM Limited (“Telecom FM”), a wholly owned subsidiary operating in our Telephone Communications business segment.
     During this three year period we finalized the execution of our strategy by divesting our non-core assets while growing our core lawn and pest control services business via acquisitions and internally generated growth.
     The Lawn and Pest Control Services Segment
     The Lawn and Pest Control Services segment acquired its first company on June 7, 2005, through the acquisition by our subsidiary, Sunair Southeast Pest Holdings, Inc., of all of the outstanding capital stock of Middleton Pest Control, Inc., a lawn and pest control company with operations throughout the state of Florida. The aggregate purchase price for the outstanding capital stock of Middleton was $50.0 million, which was comprised of: (i) $35.0 million in cash; (ii) $5.0 million in the form of a subordinated promissory note; and (iii) 1,028,807 shares of our common stock. We also incurred closing costs of $1.6 million and assumed $1.4 million of liabilities for a total purchase price of $53.0 million. On July 29, 2005, Middleton acquired substantially all of the assets of Four Seasons, a pest control and lawn care services company located in Central Florida, for approximately $1.4 million in cash.

     In fiscal 2006, Middleton acquired four pest control companies. On December 16, 2005, Middleton acquired substantially all of the assets of Spa Creek, a pest control and termite services company located in Central Florida, for approximately $5.5 million in cash. We also incurred transaction costs of $233,419 for a total purchase price of $5.7 million. On January 9, 2006, Middleton acquired substantially all of the assets of Paragon, a pest control and termite services company headquartered in Port St. Lucie, Florida, for approximately $1.1 million, consisting of $800,000 cash, $100,000 in the form of a subordinated promissory note, approximately $50,000 in transaction costs and 17,036 shares of our common stock valued at $100,000. On February 28, 2006, Middleton acquired substantially all of the assets of Pestec, a pest control and lawn care services company headquartered in Sarasota, Florida, for approximately $800,000, consisting of $600,000 cash, $175,000 in the form of a subordinated promissory note and approximately $25,000 in transaction costs. On March 31, 2006, Middleton acquired Ron Fee, a pest control and termite services company located in Central Florida, for approximately $5.2 million, consisting of $4.0 million in cash and $1.2 million in the form of a subordinated promissory note. We also incurred transaction costs of approximately $325,000 for a total purchase price of $5,525,000.
     In fiscal 2007, Middleton acquired 6 pest control service and lawn care service companies. On November 30, 2006, Middleton acquired substantially all of the assets of Archer, a pest control services company located in Orlando, Florida, for $3.3 million, consisting of $1.5 million in cash, $1.5 million in the form of a subordinated promissory note and 73,529 shares of the Company’s common stock valued at $300,000. We also incurred approximately $150,400 of transactions costs related to this acquisition. On February 8, 2007, Middleton acquired substantially all the assets of Valentine, headquartered in St. Cloud, Florida for approximately $43,400, consisting of $18,432 in cash and $25,000 in the form of a promissory note. On April 30, 2007, Middleton acquired substantially all the assets of Florida Exterminating, a pest control company headquartered in Tampa, Florida for approximately $815,000 consisting of $580,000 in cash and $235,000 in the form of a promissory note. We also incurred approximately $55,000 of transactions costs related to this acquisition. On May 31, 2007, Middleton acquired substantially all the assets of Summer Rain, a lawn care services company headquartered in Margate, Florida for approximately $1.0 million, consisting of $500,000 in cash and $500,000 in the form of a promissory note. We also incurred approximately $161,400 of transactions costs related to this acquisition. On August 27, 2007, Middleton acquired substantially all the assets of Howell, a lawn care and pest control services company located in West Palm Beach, Florida, for approximately $2.3 million, consisting of $925,000 in cash and $1.4 million in the form of a subordinated promissory note with $1.0 million secured by a letter of credit. We also incurred approximately $161,500 of transactions costs related to this acquisition. On September 20, 2007, Middleton acquired substantially all of the assets of Longboat Key, a lawn care and pest control services company located in Longboat, Florida for $1.7 million, consisting of $1.0 million in cash, $542,000 in the form of a promissory note and $158,000 to be paid over a two year period at a rate equal to 50% of the collections received by Longboat Key from a large commercial customer. We also incurred approximately $165,700 of transactions costs related to this acquisition.
     In fiscal 2008, Middleton acquired substantially all of the assets of Marshall, a lawn care and pest control services company located in Naples, Florida for $1.6 million, consisting of $1.0 million in cash and $600,000 in the form of a promissory note. In addition, the Company incurred working capital adjustments and transaction costs of approximately $0.3 million.
     In fiscal 2009, we plan to focus on the organic growth of our core business within the Company’s existing market area. Although we do not plan on making any acquisitions of lawn and pest control companies in fiscal 2009, we will consider selective acquisitions of lawn care and pest control companies if they are strategic to our business plan.
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
     Middleton was founded in 1952 as a single location in Orlando, Florida. Middleton has since grown to a network of 28 branches throughout Florida, from which it serves approximately 120,000 customer accounts as of September 30, 2008.

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
     Customers
     As of September 30, 2008, approximately 88% of Middleton’s accounts were residential representing approximately 84% of Middleton’s revenues and approximately 12% of Middleton’s accounts were commercial representing approximately 16% of Middleton’s revenues.
     The following table provides information regarding the services utilized by Middleton’s revenue:

Service	% of Revenue
Lawn Care	58.2%
General Pest Control	20.6%
Termite	21.2%

Total	100.00%

     As of September 30, 2008, approximately 37% of Middleton’s customers use more than one service.
     Inventories
     Middleton has relationships with multiple vendors for lawn and pest control treatment products and maintains a sufficient level of chemicals, materials and other supplies to fulfill its immediate servicing needs and to alleviate any potential short-term shortage in availability from its national network of suppliers.
     Competition
     The lawn and pest control services industry, a highly fragmented industry which is actively consolidating, is made up of approximately 20,000 pest control firms nationally and approximately 2,300 in Florida. The top five firms account for approximately 30% of revenues in the national market and the top 100 firms account for approximately 50% of the revenues. The principal methods of competition include quality of service, name recognition, pricing, assurance of customer satisfaction and reputation.
     Lawn Care Services. Competition in the market for lawn care services is strong, coming mainly from large national companies including TruGreen/Chemlawn and, to a lesser extent, from regional and local, independently owned firms and from homeowners who care for their own lawns.
     Pest Control Services. Competition in the Florida market for pest control services is strong, coming mainly from regional and local, independently owned firms, and, to a lesser extent, from large national companies including Orkin and Terminix, and from homeowners who treat their own pest control problems.
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
     Services are sold through two main distribution channels, field sales representatives and the internet. Sales representatives use the point of sale data and targeted collateral materials to conduct door-to door solicitations. Middleton’s website enables customers to order, pay, schedule and request information about services online.

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
     Employees
     The number of persons employed by Middleton as of September 30, 2008 was 538, which includes 129 salespersons, 245 technicians, 62 branch and district managers, 50 office associates, 7 telemarketers, and 45 persons in Middleton’s corporate office.
     Subsequent Event
     On December 31, 2008, we entered into a binding commitment with a financial institution to modify certain terms and conditions of our revolving line of credit representing the third amendment to our credit agreement. Among the amended terms and conditions was the extension of the maturity date to January 2, 2010 and reduction of the maximum credit limit from $11.75 million on September 30, 2008 to $7.75 million on December 31, 2008, to $7.5 million on March 31, 2009, to $6.75 million on June 30, 2009 and to $5.5 million on September 30, 2009. In addition, there were amendments to the financial covenants relating to the consolidated EBITDA, leverage ratio and fixed charge coverage ratio, which amendments were effective for the quarter ended September 30, 2008. The consolidated EBITDA requirement and the fixed charge coverage ratio were reduced and the leverage ratio was increased. See Note 6 — Revolving Line of Credit and Note 19-Subsequent Event.

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
     Changes in general economic conditions and consumer confidence affect the demand for our services. All of our operations are conducted in Florida at the present time and unfavorable economic conditions in Florida will adversely impact our business. The weakness in the Florida housing market, the high unemployment rate and the overall weakness in the national and international economies may reduce consumer confidence and related spending levels and in turn, reduce the demand for our services.
Our markets are highly competitive. Competition could reduce our market share and adversely impact our results of operations.
     We operate in a highly competitive industry. Our revenues and earnings may be adversely affected by changes in competitive prices. Competition in the market for lawn care services is strong, coming mainly from large national companies including TruGreen/Chemlawn and, to a lesser extent, from local, independently owned firms and from homeowners who care for their own lawns. Competition in the market for pest control services is strong, coming mainly from regional and local, independently owned firms, and, to a lesser extent, from large national companies including Orkin and Terminix, and from homeowners who treat their own pest control problems.
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
We are geographically concentrated in Florida making us vulnerable to adverse weather conditions and climate specific seasonality which may affect the demand and profitability of our termite, pest control and lawn care services.
     Our lawn and pest control operations are conducted in Florida and may be adversely affected by interruptions in business and property damage caused by severe weather conditions such as hurricanes, tropical storms and flooding. Middleton’s business is also affected by the seasonal nature of its termite control services. The termite swarm season, which generally occurs in early spring but varies by region depending on climate, leads to the highest demand for termite control services and therefore the highest level of revenues. Weather conditions affect the demand for lawn care services and may result in a decrease in revenues or an increase in costs
Our inability to attract and retain skilled workers may impair growth potential and profitability.
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

     Our financial performance is affected by factor costs, such as labor, health care, vehicle, fuel, and insurance premiums. In particular, our financial performance is affected by increases in operating costs, such as the increased fuel and petroleum based chemical costs experienced in fiscal 2008.
Increases in raw material prices, fuel prices and other operating costs adversely affect our results of operations.
Our financial performance is affected by the level of our operating expenses, such as fuel, raw materials, wages and salaries, employee benefits, health care, vehicle, and insurance costs, all of which may be subject to inflation. In fiscal 2008 and 2007, fuel prices have fluctuated widely. If fuel prices increase our costs of operating vehicles and equipment would also increase. Fuel price increases could also result in increases in the cost of fertilizer, and other petrochemicals used in our business. We cannot predict the extent to which we may experience future increases in fuel costs and other operating costs. To the extent such costs should increase, we may not be able to fully pass these increased costs through to our existing and prospective customers, thereby reducing our profitability.
Public perceptions that our products and services are not environmentally friendly or safe may adversely affect the demand for our services.
In providing our services, we use, among other things, fertilizers, herbicides and pesticides. Public perception that our products and services are not environmentally friendly or safe or are harmful to humans, whether justified or not, could lead to reduced demand for our services, impair our reputation, involve us in litigation, damage our brand names and otherwise have a material adverse effect on our business, financial condition and results of operations.
Our operations may be adversely affected if we are unable to comply with regulatory and environmental laws.
     Our business is significantly affected by environmental laws and other regulations relating to the pest control and lawn care industries and by changes in such laws and the level of enforcement of such laws. We are unable to predict the level of enforcement of existing laws and regulations, how such laws and regulations may be interpreted by enforcement agencies or court rulings, or whether additional laws and regulations will be adopted. We believe our present operations comply with applicable federal, state and local environmental laws and regulations in all material respects. We also believe that compliance with such laws has had no material adverse effect on our operations to date. However, such environmental laws are changed frequently. We are unable to predict whether environmental laws will, in the future, materially affect our operations and financial condition. Penalties for noncompliance with these laws may include cancellation of licenses, fines, and other corrective actions, which would negatively affect our future financial results.
We may acquire other lawn care and pest control services businesses, which may adversely affect our operating results, financial condition and existing business.
     Since June 2005 through the end of fiscal 2008, we have acquired 13 lawn care and pest control service companies. In fiscal 2009, we plan on concentrating on organic growth and do not plan on acquiring any new lawn care or pest control companies. However, we will consider selective acquisitions of lawn care and pest control companies in fiscal 2009 if they are strategic to our business plan. The success of our acquisition program will depend on, among other things:
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
     We have experienced significant growth through acquisitions and we may make additional acquisitions in the future. Acquisitions result in greater administrative burdens and operating costs and, to the extent financed with debt, additional interest costs. We cannot assure you that we will be able to manage or integrate acquired companies or businesses successfully. The process of integrating our acquired businesses may be disruptive to our business and may cause an interruption of, or a loss of momentum in, our business as a result of the following factors, among others:
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
Termination of our Amended Management Services Agreement could affect our business.
     We are a party to an Amended Management Services Agreement with RPC pursuant to which RPC, subject to the oversight and review of our board of directors, provides us with certain management services. The Amended Management Services Agreement is for a term of three years and expires on February 7, 2011. After the initial three year term, the Amended Management Services Agreement will automatically renew for successive one year terms, unless either RPC or the Company terminates the agreement upon 30 days notice. These management services include, among other things:
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
Our company is dependent on our ability to retain and hire management personnel to oversee the business operations
     We are dependent upon the services of management personnel who are knowledgeable in the lawn and pest control services industry. The loss of key management personnel could have an adverse effect on us as we would no longer benefit from the knowledge and expertise they possess. In addition, our inability to attract or retain executive officers and employees to manage the company could seriously harm the business, results of operations and financial condition of the company.
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
     Two of our directors through their affiliation with Coconut Palm have the power to vote, in their sole discretion, all of the securities owned by the former limited partners of Coconut Palm. As of December 10, 2008, Coconut Palm beneficially owned approximately 52% of our common stock, assuming beneficial ownership is defined as including common stock ownership after exercising all warrants or options exercisable within 60 days of December 10, 2008. Therefore, Coconut Palm has the ability to significantly influence the outcome of any matters submitted to a vote of our shareholders. Risks that may result from this ability are largely focused on the following variables:
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
Our shareholders may incur substantial dilution upon the exercising of outstanding warrants.
     Our shareholders may incur substantial dilution of their percentage of ownership interests if our warrant holders exercise their warrants. As of December 10, 2008, we have warrants outstanding to purchase (i) 5 million shares of our common stock at an exercise price of $7.00 per share, which expire on February 7, 2010 and (ii) 1 million shares of our common stock at an exercise price of $6.30 per share, which will expire on January 27, 2011. Upon exercise of the warrants, up to an additional 6,000,000 shares of our common stock would be outstanding. In addition, the warrants issued to our warrant holders contain certain anti-dilution provisions that if triggered, would cause a decrease in the exercise price of the warrants and would result in more shares of common stock being issuable upon exercise of the warrants. The warrants also provide for other customary anti-dilution adjustments to the exercise price in the event of stock splits, stock dividends, recapitalizations, reorganizations, reclassifications, distributions and business combinations, as well as adjustments in the event of cash dividends and other specified distributions. Adjustments to the warrants pursuant to these provisions may result in significant dilution to the ownership interests of our existing shareholders and may adversely affect the market price of our common stock. The anti-dilution provisions may also limit our ability to obtain additional financing on terms favorable to us.
An increased number of shares of our common stock in the market may adversely impact the market price of our common stock.
     Sales of large amounts of our common stock in the public market, exercise of the warrants held by our shareholders, completion of future purchases of companies in the lawn and pest control services sector in which shares of our common stock constitutes a part or all of the purchase price or completion of other sales of our common stock could adversely affect the prevailing market price of our common stock, even if our business is doing well. These potential sales could also impair our ability to raise additional capital through the sale of equity securities.
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
ITEM 2. DESCRIPTION OF PROPERTY
     Middleton’s corporate headquarters are located at 1736 33rd Street, Orlando, Florida 32839. Middleton leases the building where its corporate headquarters are located, which contains approximately 12,000 sq. ft. of floor space. The lease expires on June 1, 2015. In addition, Middleton leases 28 other branch offices in its business which operate in space held primarily under three to five year leases providing for fixed monthly rental payments. The following is a list of the district and branch locations:

Orlando District	Daytona District	Tampa District
Orlando, Florida (3)	Daytona Beach, Florida	Tampa, Florida
Kissimmee, Florida	Cocoa, Florida	Lakeland, Florida
Longwood, Florida	Orange City, Florida	Clearwater, Florida
Leesburg, Florida	Palm Coast, Florida	Sarasota, Florida
Clermont, Florida	New Smyrna, Florida	Brooksville, Florida
Gainesville, Florida	Melbourne, Florida	Odessa, Florida
Ocala, Florida	Vero Beach, Florida	Longboat Key, Florida
	St. Augustine, Florida	Naples, Florida
Stuart, Florida
Jacksonville, Florida West Palm Beach, Florida
     We believe that these facilities are well maintained, in compliance with environmental laws and regulations, in all material respects and adequately covered by insurance. We also believe that these leased facilities are not unique and could be replaced, if necessary, at the end of the term of the existing leases.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matter was submitted to the vote of security holders during the fourth quarter of fiscal 2008.

PART II
ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES
     The following table sets forth the high and low sale price of the Company’s common stock as traded on the American Stock Exchange under the symbol SNR.

	High	Low
Year ended September 30, 2008
First quarter	3.12	1.66
Second quarter	2.55	1.58
Third quarter	3.03	2.21
Fourth quarter	2.60	1.61
Year ended September 30, 2007
First quarter	4.75	3.61
Second quarter	3.81	3.00
Third quarter	3.70	3.11
Fourth quarter	3.51	2.70
     As of December 10, 2008, there were 368 shareholders of record.
Dividends
     We paid no dividends on our common stock in fiscal 2008 or fiscal 2007. The payment of cash dividends will depend upon our earnings, consolidated financial position and cash requirements, our compliance with loan agreements and other relevant factors. Management does not presently intend to pay cash dividends on our common stock.
Equity Compensation Plan Information
     The following table sets forth information, as of September 30, 2008, with respect to the Company’s compensation plans under which the Company’s common stock is authorized for issuance:
Equity Compensation Plan Information

Number of
securities
remaining available
for
	Number of		future issuance
	securities to	Weighted-	under
	be issued upon	average	equity
	exercise	exercise price of	compensation
	of outstanding	outstanding	plans (excluding
	options,	options,	securities reflected
	warrants and	warrants and	in
	rights	rights	column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by stockholders	6,857,949	$6.60	130,863
Equity compensation plans not approved by stockholders	0	0	0
Recent Sales of Unregistered Securities
None.
Issuer Repurchases

None.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and related notes contained in Item 8 of this report Form 10-K. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) includes the following sections:
•	Company Overview

•	Results of Operations

•	Liquidity and Capital Resources

•	Off-Balance Sheet Arrangements

•	Critical Accounting Policies

•	Recent Accounting Pronouncements
     You should note that this MD&A discussion contains forward-looking statements that involve risks and uncertainties. Please see the section entitled “Risk Factors” at the beginning of Item 1A on pages 9 through 14 for important information to consider when evaluating such statements. You should read this MD&A in conjunction with the Company’s financial statements and related notes included in Item 8.
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
     We have completed the execution of our strategy which was to focus on growing our core business, Lawn and Pest Control Services, and to divest our legacy businesses (Telephone Communications and High Frequency Radio).
     The acquisitions and divestitures for the years ended September 30, 2007 and 2008 are as follows:
Acquisitions:
•	November 2006 we acquired substantially all the assets of Archer.

•	February 2007 we acquired substantially all the assets of Valentine.

•	April 2007 we acquired substantially all the assets of Florida Exterminating.

•	May 2007 we acquired substantially all the assets of Summer Rain.

•	August 2007 we acquired substantially all the assets of Howell.

•	September 2007 we acquired substantially all the assets of Longboat Key.

•	October 2007 we acquired substantially all the assets of Marshall.
     All of these acquisitions of lawn care and pest control companies have been made by Middleton, our platform company, and have been integrated into its operations.

Dispositions:
•	November 2006 we sold real estate associated with the previously sold high frequency radio business.

•	August 2007 we sold all the issued and outstanding stock of Percipia, a wholly owned subsidiary operating in our Telephone Communications business segment.

•	September 2008 we sold all the issued and outstanding stock of Telecom FM, a wholly owned subsidiary operating in our Telephone Communications business segment.
     The divestiture of Telecom FM represents a key transaction for us. With the sale of this subsidiary, we finalized the execution of our strategy of divesting our non-core assets while growing our core lawn and pest control services business via acquisitions and internally generated growth.
Results of Operations
Fiscal Year Ended September 30, 2008 (“fiscal 2008”) compared to the Fiscal Year ended September 30, 2007 (“fiscal 2007”)
Revenue, Cost of Sales, and Gross Profit:

	(dollars in thousands)
	For the Year Ended September 30,
	2008	2007
Revenue	$56,613	$53,016
Cost of sales	(21,643)	(19,286)

Gross profit	$34,970	$33,730

Revenue
     Revenue from lawn and pest control services is comprised of lawn, pest control and termite services. Revenue increased by $3.6 million or 6.8% for fiscal 2008 as compared to fiscal 2007. The revenue increase was primarily attributable to the integration of our 6 acquisitions that took place throughout fiscal 2007 and which has been reflected for the entire year in fiscal 2008 coupled with our Marshall acquisition which took place on October 2, 2007.
Cost of Sales
     Cost of sales in the lawn and pest control services increased by $2.4 million or 12.2% to $21.6 million or 38.2% of revenue for fiscal 2008 as compared to $19.3 million or 36.4% of revenue for fiscal 2007 due to the following factors:
•	Chemical costs increased by $0.7 million for fiscal 2008 as compared to fiscal 2007. The price of petroleum based chemical and fertilizer products increased due to higher oil prices.

•	Payroll costs increased by $0.7 for fiscal 2008 as compared to fiscal 2007 due to an increase in activity and wage increases. Most of the increase in payroll in fiscal 2008 compared to fiscal 2007 was due to the integration of our fiscal 2007 and fiscal 2008 acquisitions.

•	Vehicle costs increased by $1.0 million for fiscal 2008 compared to fiscal 2007 primarily due to an increase in fuel and vehicle maintenance costs.
Gross Profit

     The gross profit of the lawn and pest control services increased by $1.2 million or 3.7% to $35.0 million or 61.8% of revenue for fiscal 2008 as compared to $33.7 million or 63.6% of revenue for fiscal 2007.
Operating Expenses:
Selling, General and Administrative Expenses:

	(dollars in thousands)
	For the Year Ended
	September 30,
	2008	2007

Selling	$5,921	$7,029
General and administrative	28,128	27,051
Depreciation and amortization	4,425	2,946

Total operating expenses	$38,474	$37,026

     Total operating expenses increased by $1.4 million or 3.9% to $38.5 million or 68.0% of revenue for fiscal 2008 as compared to $37.0 million or 69.8% of revenue for fiscal 2007.
     Selling expenses decreased by $1.1 million or 15.8% to $5.9 million or 10.5% of revenue for fiscal 2008 as compared to $7.0 million or 13.3% of revenue for fiscal 2007.
•	Advertising costs decreased by $0.7 million for fiscal 2008 as compared to the same time period in 2007 due to reduced use of television and radio advertising.

•	Sales payroll costs decreased by $0.4 million for fiscal 2008 as compared to the same time period in 2007. In fiscal 2008, the sales compensation structure was changed, moving sales consultants from salary to a commission-based compensation structure.
     General and administrative expenses increased by $1.1 million or 4.0% to $28.1 million or 49.7% of revenue for fiscal 2008 as compared to $27.0 million or 51.0% of revenue for fiscal 2007.
•	Middleton’s general and administrative expenses increased by $1.5 million for fiscal 2008 as compared to fiscal 2007. The increase was primarily driven by payroll expenses which increased $1.0 million in fiscal 2008 compared to fiscal 2007 as a result of the increase in staff due to the purchase and integration of several acquisitions, expansion of staff related to meeting our compliance requirements with regard to Sarbanes-Oxley and an increase in staff related to the conversion of our existing operating software to a new system. Occupancy expenses increased by $0.3 million due to our expansion and increased facility lease rates. The Company moved to a lockbox system in August 2007. Lockbox fees and statement fulfillment expenses were $0.3 million for fiscal 2008. There were no lockbox fees and statement costs for the same time period in fiscal 2007. The implementation of a lockbox system has enabled us to streamline our billing and cash receipts processing and has improved our ability to manage cash flow.

•	Corporate general and administrative expenses decreased by $0.4 million for fiscal 2008 as compared to fiscal 2007. Management fees decreased by $0.6 million as a result of the Amended Management Services Agreement that commenced on February 8, 2008, resulting in lower management fees. Stock-based compensation expense decreased by $0.1 million due to a reduction in the stock price of our common stock. During the fourth quarter of 2008, the Company incurred $0.4 million in severance payments related to the termination of the employment agreement of our former Chief Executive Officer and President.
     Depreciation and amortization expenses increased by $1.5 million or 50.2% to $4.4 million or 7.8% of revenue for fiscal 2008 as compared to $2.9 million or 5.6% of revenue for fiscal 2007.
•	Depreciation and amortization expenses increased by $1.5 million for fiscal 2008 as compared to fiscal 2007 due to a significant increase in the amortization of intangibles related to our fiscal 2007 acquisitions coupled with the change in estimated life for customer lists from 8 years to 5 years which occurred during the fourth quarter of fiscal year 2007. In addition, Marshall was acquired on October 2, 2007. Thus, a full year of amortization expense in fiscal 2008 related to this acquisition.
Other Income (Expense):

	(dollars in thousands)
	For the Year Ended
	September 30,
	2008	2007

Interest income	$143	$202
Interest expense	(1,340)	(1,225)
(Loss) gain on disposal of assets	(11)	28
Other income	75	—

Total other expenses	$(1,133)	$(995)

     Other expenses increased by $0.1 million or 13.9% for fiscal 2008 as compared to fiscal 2007 primarily related to an increase in interest expense. Since September 30, 2006, the Company has incurred an additional $4.4 million in debt related to acquisitions completed during fiscal 2007 and fiscal 2008. The debt incurred in fiscal 2007 has been outstanding all of fiscal 2008 and thus resulted in an increase in interest expense.
Income Tax (Expense) Benefit from Continuing Operations:

	(dollars in thousands)
	For the Year Ended
	September 30,
	2008	2007
Income tax provision	$—	$(337)

     The income tax provision from continuing operations decreased to zero in fiscal 2008 as compared to fiscal 2007. The Company did not recognize an income tax benefit for fiscal 2008 as the Company has $16.3 million of net operating losses carryforwards which expire in 2027 and which are fully reserved. In addition, the Company does not have any net operating loss carrybacks.

Discontinued Operations:

	(dollars in thousands)	(dollars in thousands)
	For the Year Ended	For the Year Ended
	September 30, 2008	September 30, 2007
Sunair Communications — Net loss	$(2,000)	$—
Percipia — Net loss	(74)	(1,964)
Telecom FM — Net (loss) income	(229)	867

Pre-tax income (loss) from discontinued operations	(2,303)	(1,097)
Income tax provision	(9)	—

Loss from discontinued operations	(2,312)	(1,097)

Gain on sale of assets from discontinued operations	—	2,183
Income tax provision	—	(822)

Gain on sale of assets from discontinued operations, net of income taxes	—	1,361

Gain on sale of stock	436	639
Income tax benefit	—	1,110

Gain on sale stock, net of income taxes	436	1,749

Total (loss) income from discontinued operations, net of income taxes	$(1,876)	$2,013

As indicated earlier, the divestitures of our legacy businesses have been recorded as discontinued operations:
•	On November 20, 2006, we closed a transaction to sell the real estate property associated with the previously sold high frequency radio business for $2.7 million in cash and a recognized gain in the amount of $2.2 million, $1.4 million net of income taxes.

•	On August 1, 2007, we sold all the outstanding stock of Percipia, a wholly-owned subsidiary, in our Telephone Communications segment for approximately $4.0 million in cash, of which $750,000 was placed in an escrow account pending the resolution of certain tax matters. The tax matters relating to the escrowed funds were settled in September 2008, at which time we received approximately $0.3 million of the escrowed funds. We recognized a book gain in the amount of $1.7 million which included an income tax benefit of $1.1 million on the sales transaction. The income tax benefit arose as a result of the reversal of a net deferred tax liability of $1.1 million.

•	Percipia incurred a book loss for fiscal 2007 of $2.0 million and had a net tax of zero for the year ended September 30, 2007 as the net deferred tax asset had been fully reserved. No current income tax expense was incurred because of the taxable loss position.

•	On September 30, 2008 we completed the sale of all the issued and outstanding stock of Telecom FM, a wholly owned subsidiary operating in our Telephone Communications business segment. The effective date of the sale was September 1, 2008. The aggregate purchase price paid to the Company for Telecom FM was $3.6 million, which included the payment of outstanding inter-company debt in the amount of $1.2 million. The gain on the sale of Telecom FM amounted to $0.4 million.

•	As of September 30, 2008 a reserve was set up for the entire amount of a $2.0 million note receivable due from Sunair Electronics LLC, relating to the sale of our legacy high frequency radio business, as collection of this note is doubtful due to recent adverse developments at Sunair Electronics LLC.
Liquidity and Capital Resources
     Generally our working capital needs are funded from operations and advances under our revolving line of credit. In the lawn care and pest control business segment customers are billed when service is rendered and payment is usually received in less than thirty (30) days.
     As of September 30, 2008, our liquidity and capital resources included cash and equivalents of $3.0 million, working capital deficit of $(5.7) million and $1.4 million was available under our revolving line of credit. As of September 30, 2007, our liquidity and capital resources included cash and equivalents of $2.8 million, a working capital deficit of $(0.9) million and there was $9.0 million available under our revolving line of credit.

     Cash used in operating activities for fiscal 2008 was $0.1 million compared to cash provided by operating activities of $1.3 million for fiscal 2007.
     In fiscal 2008 the primary uses of cash from operating activities were an increase in accounts receivable of $1.7 million, $1.6 million of this increase in accounts receivable pertained to Telecom which was disposed of as of August 31, 2008, and a decrease in unearned revenue of approximately $0.1 million. The primary sources of cash from operating activities for fiscal year 2008 were a decrease in prepaid expenses and other current assets of $0.7 million, an increase in accounts payable and accrued expenses of $0.6 million and a decrease in other assets of $0.2 million.
     Net cash used in investing activities for fiscal 2008 and 2007 was $1.9 million and $2.0 million, respectively. The primary uses of cash from investing activities in fiscal 2008 were $1.0 million cash paid for a business acquisition related to our core lawn care and pest control services, $0.5 million for the purchase of property, plant and equipment and $0.2 million for the purchase of software and other related costs.
     Net cash provided by financing activities for fiscal 2008 was $2.5 million compared to $1.9 million in fiscal 2007. In fiscal 2008 the primary source of cash from financing activities was $2.9 million in net proceeds from our line of credit. The primary use of cash from financing activities in fiscal 2008 was $0.4 million for the repayment of notes payable.
     Cash flows from discontinued operations are included in the consolidated statement of cash flows within operating, investing and financing activities. The absence of cash flows from discontinued operations is not expected to impact future liquidity or capital resources.
     Our uses of cash for fiscal 2009 will be principally for working capital needs, capital expenditures and debt service. We are not anticipating significant acquisition activity in fiscal 2009. We believe that we can fund our planned business activities from a combination of cash flows from operations and funds available under our revolving line of credit which we amended on December 31, 2008. See Note 6 - Revolving Line of Credit and Note 19 - Subsequent Event.
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
Software development costs
     Software development costs are capitalized under the provisions of Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”). We capitalize the costs of acquiring, developing and testing software to meet its internal needs. Under the provisions of SOP 98-1, we capitalize costs associated with software developed or obtained for internal use when both the preliminary project stage is completed and management has authorized further funding for the project which it deems probable will be completed and used to perform the function intended. Capitalized costs include only (1) external direct costs of materials and services consumed in developing or obtaining internal-use software, (2) payroll and payroll-related costs for employees who are directly associated with and devote time to the internal-use software project and (3) interest costs incurred while developing internal-use software. Capitalization of such costs ceases no later than the point at which the project is substantially complete and ready for its intended use. Software development costs are amortized using a straight-line method over a three-year period. At September 30, 2008, we capitalized software costs amounting to $246,979 for Middleton in accordance with SOP 98-1.
     We also capitalized certain costs associated with software development in accordance with Financial Accounting Standards Board No. 86 (“FASB No. 86”), Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. We amortized software costs for periods of 5 to 10 years, the estimated useful life of the asset. During 2008, we sold the outstanding shares of Telecom FM where these software costs were incurred. At September 30, 2007, we capitalized software costs amounting to $359,375 for Telecom FM in accordance with FASB No. 86.
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
     The Company previously amortized customer lists on a straight-line basis over the weighted average expected life of the customer of 8 years. In the fourth quarter of 2007, the Company performed an extensive analysis to reassess the expected life of the customer lists and concluded that the expected life of the customer should be adjusted from 8 years to 5 years. The change in the estimated useful life used to account for customer lists resulted from our ongoing analysis of all pertinent factors, including actual customer attrition data, demand, and competition. The pertinent factors have been influenced by management’s ongoing customer retention programs, as well as tactical and strategic initiatives to improve service delivery, customer satisfaction, and the credit worthiness of the subscriber customer base. In accordance with FASB Statement No. 154, Accounting Changes and Error Corrections, (“FASB No. 154”), the change in estimated useful life of customer lists is accounted for prospectively. The effect of the change in estimated useful life for customer lists increased our loss from continuing operations and our net loss by approximately $442,000 and decreased basic and diluted earnings per share by $0.03 for 2007. During fiscal 2008, we continued to assess the expected life of the customer and concluded that a 5 year life remains appropriate. Amortization expense for the years ended September 30, 2008 and 2007 amounted to $3,726,734 and $2,223,545.
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

     In performing this assessment, we apply a weighting factor to the i) income approach ii) market capitalization approach under the market approach and the (iii) similar transactions method which is the second method under the market approach to develop the fair value of the reporting unit in order to assess its potential impairment of goodwill. The income approach is based on a discounted cash flow model which relies on a number of factors, including operating results, business plans, economic projections and anticipated future cash flows. Developing these future cash flow projections requires management to make significant assumptions and estimates regarding the sales, gross margin and operating expenses of the reporting unit, as well as consideration of future macroeconomic conditions and the impact of planned business or operational strategies, such as cost cutting measures and focusing on enhancing efficiencies. The U.S. economy and specifically the State of Florida have experienced downward economic pressure during 2007 and 2008, which has impacted our growth and attrition rates. Over the forecasted period, we presumed a return to a more stable economic environment which would positively impact our overall growth and attrition rates. In addition, the forecasted period presumes a continued focus on enhancing our internal sales capabilities. Rates used to discount future cash flows are dependent upon interest rates and the cost of capital at a point in time.
     The similar transactions method is a market approach methodology in which the fair value of a business is estimated by analyzing the prices at which companies similar to the subject, which are used as guidelines, have sold in controlling interest transactions (mergers and acquisitions). Specific information and prices analyzed were the acquisitions that we completed over the last two years as well as the receipt of an unsolicited offer from a third party to purchase our stock. Target companies are compared to the subject company, and multiples paid in transactions are analyzed and applied to subject company data, resulting in value indications. Comparability can be affected by, among other things, the product or service produced or sold, geographic markets served, competitive position, profitability, growth expectations, size, risk perception, and capital structure. The similar transactions market approach is difficult to apply as there are none to very few similar companies from which comparisons can be derived. There are inherent uncertainties related to these factors and our judgment in applying them to the analysis of goodwill impairment. It is possible that assumptions underlying the impairment analysis will change in such a manner that impairment in value may occur in the future.
     As of September 30, 2008, we were not aware of any items or events that would cause us to adjust the recorded value of goodwill for impairment. Based upon the most recent assessment as of September 30, 2008, the estimated fair value of the reporting unit exceeded its carrying amount by approximately $3.0 million. We believe the most significant assumptions which would have an effect on the estimated fair value of goodwill are the growth rate and the weighted average cost of capital. At September 30, 2008, we used a growth rate of 5.7% for 2009, 7% for 2010 and 10% for 2011 through 2013. The weighted average cost of capital used was 15.0%. We estimate that a one percentage point increase in the weighted average cost of capital with all other factors remaining the same results in a $1.9 million excess of carrying value over the estimated fair value of the reporting unit. A one percentage decrease in the sales growth rate with all other factors remaining the same results in a $0.7 million excess of estimated fair value over carrying value of the reporting unit.
     FASB No. 142 also requires that customer lists and intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets (“FASB No. 144”). Customer lists are stated at fair value based on the discounted cash flows over the estimated life of the customer contracts and relationships. We performed a valuation study at the time of acquisition of Middleton to determine the value and estimated life of customer lists purchased in order to assist management in determining an appropriate method in which to amortize the asset. The amortization life is based on historic analysis of customer relationships combined with estimates of expected future revenues from customer accounts. Middleton has applied the same acquisition method on all of the subsequent acquisitions. We previously amortized customer lists on a straight-line basis over the expected life of the customer of 8 years.
     In the fourth quarter of 2007, the Company performed an extensive analysis to reassess the expected life of the customer lists and concluded that the expected life of the customer should be adjusted from 8 years to 5 years. The change in the estimated useful life used to account for customer lists resulted from our ongoing analysis of all pertinent factors, including actual customer attrition data, demand, and competition. The pertinent factors have been influenced by management’s ongoing customer retention programs, as well as tactical and strategic initiatives to improve service delivery, customer satisfaction, and the credit worthiness of the subscriber customer base. In accordance with FASB Statement No. 154, Accounting Changes and Error Corrections, (“FASB No. 154”) the change in estimated useful life of customer lists is accounted for prospectively. The effect of the change in estimated useful life for customer lists increased the loss from continuing operations and net loss by approximately $442,000 each and decreased basic and diluted earnings per share by $0.03 for 2007. During fiscal 2008, we continued to assess the expected life of the customer and concluded that a 5 year life remains appropriate.
     Impairment of long-lived assets and long-lived assets to be disposed of
     In accordance with FASB No. 144, we review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceed the estimated fair value. Assets to be disposed of are reported at the lower of the carrying amount or estimated fair value less costs to sell. No asset impairment occurred during the years ended September 30, 2008 and 2007.
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
     Termite baiting is primarily billed annually with revenues recognized as services are rendered. At the inception of a new baiting services contract the system is installed. The Company recognizes revenue for the installation of the monitoring stations, initial directed liquid termiticide treatment and rendering of the initial monitoring services. The remaining portion of the annual fees billed are deferred and recognized as the remaining monitoring services are rendered over the annual period. Baiting renewal revenue is deferred and recognized over the annual period when the inspection and monitoring services are actually rendered. Liquid and drywood termite application revenues, both initial and renewal are recognized when the services are rendered.
Stock-based Compensation
     Effective January 1, 2006, the Company adopted FASB Statement No.123 (revised 2004), "Share-Based Payments” (“FASB No. 123R”). The Company adopted FASB No. 123R using the modified prospective basis. Under this method, compensation costs recognized beginning January 1, 2006 included costs related to 1) all share-based payments granted prior to but not yet vested as of January 1, 2006, based on previously estimated grant-date fair values and 2) all share-based payments granted subsequent to December 31, 2005 based on the grant-date fair value estimated in accordance with the provisions of FASB No. 123R. The Company has continued to use the Black-Scholes option pricing model to estimate the fair value of stock options granted subsequent to the date of adoption of FASB No. 123R. See Note 10-Stock Options.
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
     Effective October 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company determine whether the benefits of the Company’s tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. The provisions of FIN 48 also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and disclosure. The Company did not have any unrecognized tax benefits and there was no effect on the financial condition or results of operations as a result of implementing FIN 48. The Company does not have any interest and penalties in the statement of operations for the year ended September 30, 2008. The tax years 2004-2007 remain subject to examination by major tax jurisdictions.
     We currently have provided for a full valuation allowance against our net deferred tax assets. Based on the available objective evidence, management does not believe it is more likely than not that the net deferred tax assets will be realizable in the future. An adjustment to the valuation allowance would benefit net income in the period in which such determination is made if we determine that we would be able to realize our deferred tax assets in the foreseeable future. Our federal and state net operating loss carryforwards, amounting to approximately $16.3 million, begin to expire in 2027.

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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sunair Services Corporation and Subsidiaries as of September 30, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the two-year period ended September 30, 2008 in conformity with accounting principles generally accepted in the United States of America.
Berenfeld Spritzer Shechter & Sheer, LLP
Certified Public Accountants
Fort Lauderdale, Florida
January 12, 2009

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30,

	2008	2007
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$2,974,382	$2,781,838
Accounts receivable, net	2,597,447	3,481,064
Inventories, net	1,403,832	1,826,636
Prepaid and other current assets	2,829,535	2,185,909

Total Current Assets	9,805,196	10,275,447

PROPERTY, PLANT, AND EQUIPMENT, net	1,907,213	2,118,552

OTHER ASSETS:

Note receivable, net	—	2,000,000
Software costs, net	246,979	359,375
Customer list, net	7,456,704	10,958,234
Goodwill	62,112,528	60,675,353
Other assets	254,790	390,294

Total Other Assets	70,071,001	74,383,256

TOTAL ASSETS	$81,783,410	$86,777,255

See accompanying notes to the consolidated financial statements.

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30,

	2008	2007
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accounts payable	$1,787,406	$2,346,395
Accrued expenses	3,256,342	4,263,674
Unearned revenues	863,770	952,417
Customer deposits	3,149,715	3,166,264
Revolving line of credit, current portion	4,100,000
Notes payable and capital leases, current portion	2,306,189	409,029

Total Current Liabilities	15,463,422	11,137,779

LONG TERM LIABILITIES:

Notes payable and capital leases, net of current portion	3,682,184	5,545,456
Note payable — related party	5,000,000	5,000,000
Revolving line of credit, net of current portion	5,500,000	6,732,796

Total Long Term Liabilities	14,182,184	17,278,252

TOTAL LIABILITIES	29,645,606	28,416,031

COMMITMENTS & CONTINGENCIES

STOCKHOLDERS’ EQUITY:

Preferred stock, no par value, 8,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.10 par value, 100,000,000 shares authorized, 13,091,088 shares issued and outstanding at September 30, 2008 and 2007, respectively	1,309,110	1,309,110
Additional paid-in capital	52,756,311	52,378,437
Retained (deficit) earnings	(1,927,617)	4,585,007
Accumulated other comprehensive gain — cumulative translation adjustment	—	88,670

Total Stockholders’ Equity	52,137,804	58,361,224

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$81,783,410	$86,777,255

See accompanying notes to the consolidated financial statements.

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE TWO YEARS ENDED SEPTEMBER 30,

	2008	2007
SALES	$56,612,660	$53,015,997

COST OF SALES	21,642,620	19,285,950

GROSS PROFIT	34,970,040	33,730,047

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	38,473,944	37,026,206

LOSS FROM OPERATIONS	(3,503,904)	(3,296,159)

OTHER INCOME (EXPENSES):
Interest income	142,814	202,280
Interest expense	(1,339,721)	(1,224,834)
Gain on disposal of assets	(10,774)	27,896
Other income	75,000	—

Total Other Expenses	(1,132,681)	(994,658)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(4,636,585)	(4,290,817)

INCOME TAX (EXPENSE) BENEFIT	—	(337,065)

LOSS FROM CONTINUING OPERATIONS	(4,636,585)	(4,627,882)

(LOSS) INCOME FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX (PROVISION)/BENEFIT OF ($8,677) and $288,062 IN 2008 and 2007, RESPECTIVELY	(1,876,039)	2,012,692

NET LOSS	$(6,512,624)	$(2,615,190)

BASIC AND DILUTED INCOME (LOSS) PER SHARE:
CONTINUING OPERATIONS	$(0.35)	$(0.35)

DISCONTINUED OPERATIONS	$(0.14)	$0.15

NET LOSS	$(0.49)	$(0.20)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	13,091,088	13,066,429

DILUTED	13,091,088	13,066,429

See accompanying notes to the consolidated financial statements.

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
AND COMPREHENSIVE (LOSS) INCOME
FOR THE YEARS ENDED SEPTEMBER 30,

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity

Balance at September 30, 2006	13,007,559	$1,300,757	$51,548,768	$7,200,197	$18,761	$60,068,483
Comprehensive income (loss):
Net loss				(2,615,190)		(2,615,190)
Currency translation adjustment					69,909	69,909

Comprehensive income (loss)				(2,615,190)	69,909	(2,545,281)
Stock issued for acquisitions	83,529	8,353	336,647			345,000
Stock-based compensation expense			493,022			493,022

Balance at September 30, 2007	13,091,088	1,309,110	52,378,437	4,585,007	88,670	$58,361,224
Comprehensive income (loss):
Net loss				(6,512,624)		(6,512,624)
Currency translation adjustment					(88,670)	(88,670)

Comprehensive loss				(6,512,624)	(88,670)	(6,601,294)
Stock-based compensation expense			377,874			377,874

Balance at September 30, 2008	13,091,088	$1,309,110	$52,756,311	$(1,927,617)	$—	$52,137,804

See accompanying notes to the consolidated financial statements.

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE TWO YEARS ENDED SEPTEMBER 30,

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,512,624)	$(2,615,190)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	881,873	918,486
Amortization	3,939,453	2,932,800
Deferred taxes	—	25,161
Bad debt reserve	2,454,246	(8,753)
Inventories reserve	(404,878)	150,852
Gain on early extinguishment of debt	(75,000)	—
Gain on sale of stock	(436,284)	(639,107)
Loss (gain) on sale of assets	10,774	(2,211,214)
Stock-based compensation expense	377,874	493,022
Stock issued for services rendered	—	45,000
(Increase) decrease in assets:
Accounts receivable	(1,722,613)	1,150,982
Income tax receivable	—	352,393
Inventories	10,964	52,896
Prepaid and other current assets	685,571	(940,099)
Other assets	152,487	170,443
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	637,044	906,949
Unearned revenue	(88,647)	52,623
Customer deposits	(20,347)	433,954

Net Cash (Used In) Provided By Operating Activities	(110,107)	1,271,198

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant, and equipment	(508,082)	(603,052)
Software development costs	(246,979)	(316,001)
Cash paid for business acquisitions	(1,000,000)	(4,546,650)
Proceeds from sale of Percipia	—	1,034,196
Net cash used in the sale of Telecom FM	(183,109)	—
Net proceeds from sale of assets	61,764	2,381,668

Net Cash (Used In) Investing Activities	$(1,876,406)	$(2,049,839)

See accompanying notes to the consolidated financial statements.

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE TWO YEARS ENDED SEPTEMBER 30,

	2008	2007
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of line of credit (net)	(932,796)	(5,998,681)
Proceeds from line of credit	3,800,000	4,731,477
Repayment of notes payable	(360,466)	(130,807)
Payment on capital leases	—	(22,191)
Proceeds from payment of Percipia debt	—	2,969,836
Proceeds from note receivable	—	334,986

Net Cash Provided By Financing Activities	2,506,738	1,884,620

Effect of exchange rate fluctuations on cash	(327,681)	74,749

NET INCREASE IN CASH AND CASH EQUIVALENTS	192,544	1,180,728

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,781,838	1,601,110

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,974,382	$2,781,838

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$1,300,709	$1,321,023

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued in acquisitions	$—	$345,000

Debt incurred in acquisitions	$600,000	$4,202,000

Receivable for proceeds from sale of Telecom FM	$1,800,000	$—

See accompanying notes to the consolidated financial statements.

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business activity
Sunair Services Corporation (“Sunair,” the “Company”) is a Florida corporation organized in 1956. In November 2005, the Company name was changed from Sunair Electronics, Inc. to Sunair Services Corporation. During 2008, the Company operated two business segments: Lawn and Pest Control Services and Telephone Communications. In September 2008, the Company sold all the issued and outstanding stock of Telecom FM Limited (“Telecom FM”), the remaining wholly owned subsidiary operating in the Telephone Communications business segment.
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
Accounts receivable
Accounts receivable consist of balances due from sales. The Company performs periodic credit evaluations of its customers and maintains an allowance for potential credit losses based on historical experience and other information available to management. At September 30, 2008 and 2007, the Company established an allowance of $407,075 and $334,419, respectively.
Inventories
Inventories, which consist of raw materials, work-in-process, and finished goods, are stated at the lower of cost or market value, cost being determined using the first in, first out method. The Company records reserves for inventory shrinkage and obsolescence, when considered necessary. At September 30, 2008 and 2007, the Company established a reserve of $12,890 and $691,954, respectively.
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

Software development costs
     Software development costs are capitalized under the provisions of Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”). The Company capitalizes the costs of acquiring, developing and testing software to meet its internal needs. Under the provisions of SOP 98-1, the Company capitalizes costs associated with software developed or obtained for internal use when both the preliminary project stage is completed and management has authorized further funding for the project which it deems probable will be completed and used to perform the function intended. Capitalized costs include only (1) external direct costs of materials and services consumed in developing or obtaining internal-use software, (2) payroll and payroll-related costs for employees who are directly associated with and devote time to the internal-use software project and (3) interest costs incurred while developing internal-use software. Capitalization of such costs ceases no later than the point at which the project is substantially complete and ready for its intended use. Software development costs are amortized using a straight-line method over a three-year period. At September 30, 2008, the Company capitalized software costs amounting to $246,979 for Middleton in accordance with SOP 98-1.
     The Company also capitalized certain costs associated with software development in accordance with Financial Accounting Standards Board No. 86 (“FASB No. 86”), Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. The Company amortized software costs for periods of 5 to 10 years, the estimated useful life of the asset. During 2008, the Company sold the outstanding shares of Telecom FM where these software costs were incurred. At September 30, 2007, the Company capitalized software costs amounting to $359,375 for Telecom FM in accordance with FASB No. 86.
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
The Company previously amortized customer lists on a straight-line basis over the weighted average expected life of the customer of 8 years. In the fourth quarter of 2007, the Company performed an extensive analysis to reassess the expected life of the customer lists and concluded that the expected life of the customer should be adjusted from 8 years to 5 years. The change in the estimated useful life used to account for customer lists resulted from our ongoing analysis of all pertinent factors, including actual customer attrition data, demand, and competition. The pertinent factors have been influenced by management’s ongoing customer retention programs, as well as tactical and strategic initiatives to improve service delivery, customer satisfaction, and the credit worthiness of the subscriber customer base. In accordance with FASB Statement No. 154, Accounting Changes and Error Corrections, (“FASB No. 154”), the change in estimated useful life of customer lists is accounted for prospectively. The effect of the change in estimated useful life for customer lists increased our loss from continuing operations and our net loss by approximately $442,000 and decreased basic and diluted earnings per share by $0.03 for 2007. During fiscal 2008, the Company continued to assess the expected life of the customer and concluded that a 5 year life remains appropriate. Amortization expense for the years ended September 30, 2008 and 2007 amounted to $3,726,734 and $2,223,545.
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

In performing this assessment, management applies a weighting factor to the i) income approach ii) market capitalization approach under the market approach and the (iii) similar transactions method which is the second method under the market approach to develop the fair value of the reporting unit in order to assess its potential impairment of goodwill. The income approach is based on a discounted cash flow model which relies on a number of factors, including operating results, business plans, economic projections and anticipated future cash flows. Developing these future cash flow projections requires management to make significant assumptions and estimates regarding the sales, gross margin and operating expenses of the reporting unit, as well as consideration of future macroeconomic conditions and the impact of planned business or operational strategies, such as cost cutting measures and focusing on enhancing efficiencies. The U.S. economy and specifically the State of Florida have experienced downward economic pressure during 2007 and 2008, which has impacted the Company’s growth and attrition rates. Over the forecasted period, management presumed a return to a more stable economic environment which would positively impact the Company’s overall growth and attrition rates. In addition, the forecasted period presumes a continued focus on enhancing the Company’s internal sales capabilities. Rates used to discount future cash flows are dependent upon interest rates and the cost of capital at a point in time.
The similar transactions method is a market approach methodology in which the fair value of a business is estimated by analyzing the prices at which companies similar to the subject, which are used as guidelines, have sold in controlling interest transactions (mergers and acquisitions). Specific information and prices analyzed were the acquisitions that the Company completed over the last two years as well as an unsolicited offer from a third party to purchase Company stock. Target companies are compared to the subject company, and multiples paid in transactions are analyzed and applied to subject company data, resulting in value indications. Comparability can be affected by, among other things, the product or service produced or sold, geographic markets served, competitive position, profitability, growth expectations, size, risk perception, and capital structure. The similar transactions market approach is difficult to apply as there are none to very few similar companies from which comparisons can be derived. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of goodwill impairment. It is possible that assumptions underlying the impairment analysis will change in such a manner that impairment in value may occur in the future.
As of September 30, 2008, the Company was not aware of any items or events that would cause us to adjust the recorded value of goodwill for impairment. Based upon the most recent assessment as of September 30, 2008, the estimated fair value of the reporting unit exceeded its carrying amount by approximately $3.0 million. Management believes the most significant assumptions which would have an effect on the estimated fair value of goodwill are the growth rate and the weighted average cost of capital. At September 30, 2008, the Company used a growth rate of 5.7% for 2009, 7% for 2010 and 10% for 2011 through 2013. The weighted average cost of capital used was 15.0%. The Company estimates that a one percentage point increase in the weighted average cost of capital with all other factors remaining the same results in a $1.9 million excess of carrying value over the estimated fair value of the reporting unit. A one percentage decrease in the sales growth rate with all other factors remaining the same results in a $0.7 million excess of estimated fair value over carrying value of the reporting unit.
FASB No. 142 also requires that customer lists and intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets (“FASB No. 144”). Customer lists are stated at fair value based on the discounted cash flows over the estimated life of the customer contracts and relationships. The Company performed a valuation study at the time of acquisition of Middleton to determine the value and estimated life of customer lists purchased in order to assist management in determining an appropriate method in which to amortize the asset. The amortization life is based on historic analysis of customer relationships combined with estimates of expected future revenues from customer accounts. Middleton has applied the same acquisition method on all of the subsequent acquisitions.
In the fourth quarter of 2007, the Company performed an extensive analysis to reassess the expected life of the customer lists and concluded that the expected life of the customer should be adjusted from 8 years to 5 years. The change in the estimated useful life used to account for customer lists resulted from our ongoing analysis of all pertinent factors, including actual customer attrition data, demand, and competition. The pertinent factors have been influenced by management’s ongoing customer retention programs, as well as tactical and strategic initiatives to improve service delivery, customer satisfaction, and the credit worthiness of the subscriber customer base. In accordance with FASB Statement No. 154, Accounting Changes and Error Corrections, (“FASB No. 154”) the change in estimated useful life of customer lists is accounted for prospectively. The effect of the change in estimated useful life for customer lists increased the loss from continuing operations and net loss by approximately $442,000 each and decreased basic and diluted earnings per share by $0.03 for 2007. During fiscal 2008, the Company continued to assess the expected life of the customer and concluded that a 5 year life remains appropriate. Amortization expense for the years ended September 30, 2008 and 2007 amounted to $3,726,734 and $2,223,545.
Impairment of long-lived assets and long-lived assets to be disposed of
In accordance with FASB No. 144, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceed the estimated fair value. Assets to be disposed of are reported at the lower of the carrying amount or estimated fair value less costs to sell. No asset impairment occurred during the years ended September 30, 2008 and 2007.
Income (loss) per share
Basic earnings per share amounts are computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted earnings per share amounts are computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents, and stock options outstanding during the period. Potential shares of common stock and their effects on income were excluded from the diluted calculations if the effect was anti-dilutive.
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
Termite baiting is primarily billed annually with revenues recognized as services are rendered. At the inception of a new baiting services contract the system is installed. The Company recognizes revenue for the installation of the monitoring stations, initial directed liquid termiticide treatment and rendering of the initial monitoring services. The remaining portion of the annual fees billed are deferred and recognized as the remaining monitoring services are rendered over the annual period. Baiting renewal revenue is deferred and recognized over the annual period when the inspection and monitoring services are actually rendered. Liquid and drywood termite application revenues, both initial and renewal are recognized when the services are rendered.
Advertising costs
The Company expenses advertising costs as incurred. Advertising expenses totaled $2,420,286 and $3,181,541, for the years ended September 30, 2008 and 2007, respectively.
Comprehensive Income
Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes certain changes in equity that are excluded from net income. At September 30, 2007, accumulated other comprehensive income was comprised of cumulative foreign currency translation adjustments which were immaterial. At September 30, 2008, the cumulative foreign currency translation adjustment was written off in connection with the sale of Telecom FM and is included in discontinued operations.
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

Concentration of credit risk
The Company at various times during the year maintains cash balances in excess of federally insured (FDIC) limits. The uninsured balances were $2,654,984 and $2,462,838 at September 30, 2008 and 2007, respectively.
Stock-based Compensation
Effective January 1, 2006, the Company adopted FASB Statement No.123 (revised 2004), “Share-Based Payments” (“FASB No. 123R”). The Company adopted FASB No. 123R using the modified prospective basis. Under this method, compensation costs recognized beginning January 1, 2006 included costs related to 1) all share-based payments granted prior to but not yet vested as of January 1, 2006, based on previously estimated grant-date fair values and 2) all share-based payments granted subsequent to December 31, 2005 based on the grant-date fair value estimated in accordance with the provisions of FASB No. 123R. The Company has continued to use the Black-Scholes option pricing model to estimate the fair value of stock options granted subsequent to the date of adoption of FASB No. 123R. See Note 10-Stock Options.
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
Effective October 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company determine whether the benefits of the Company’s tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. The provisions of FIN 48 also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and disclosure. The Company did not have any unrecognized tax benefits and there was no effect on the financial condition or results of operations as a result of implementing FIN 48. The Company does not have any interest and penalties in the statement of operations for the year ended September 30, 2008. The tax years 2004-2007 remain subject to examination by major tax jurisdictions.
The Company currently has provided for a full valuation allowance against the net deferred tax assets. Based on the available objective evidence, management does not believe it is more likely than not that the net deferred tax assets will be realizable in the future. An adjustment to the valuation allowance would benefit net income in the period in which such determination is made if the Company determines that it would be able to realize its deferred tax assets in the foreseeable future. The Company’s federal and state net operating loss carryforwards, amounting to approximately $16.3 million, begin to expire in 2027.
Reclassification
Certain reclassifications of amounts previously reported have been made to the accompanying consolidated financial statements in order to maintain consistency and comparability between periods presented.
In September 2008, the Company sold Telecom FM and in August 2007, the Company sold Percipia. For purposes of comparability, the results of these operations have been reclassified from continuing operations to discontinued operations for all years presented in the accompanying consolidated statements of operations.
Recent Accounting Pronouncements
In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active” (FSP 157-3), which clarifies the application of SFAS 157 when the market for a financial asset is inactive.

Specifically, FSP 157-3 clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The guidance in FSP 157-3 is effective immediately and will apply to the Company upon adoption of SFAS 157.
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

157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). The Proposed FSP defers the effective date of FASB No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of the Proposed FSP. FASB No. 157 will be effective for the Company’s nonfinancial assets and liabilities in the 2010 fiscal year, although early adoption is permitted. The Company is currently assessing the potential effect of FASB No. 157 on its consolidated financial statements.
NOTE 2 — ACQUISITIONS
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
The following table sets forth the purchase price for tangible and intangible assets associated with the above fiscal 2007 and fiscal 2008 acquisitions and their related acquired assets and liabilities, assumed as of September 30, 2008:

Goodwill	$9,344,859
Customer list	2,159,885
Accounts receivable	641,666
Inventory	62,418
Fixed assets	576,424
Prepaid expenses	210,644
Customer deposits	(79,281)
Deferred revenue	(677,539)

Total	$12,239,076

Reporting Period
The accompanying consolidated financial statements for the years ended September 30, 2008 and 2007 (the “2008 Financial Statements”) depict the results of operations and cash flows of Sunair Services Corporation and Middleton for the twelve months ended September 30, 2008 and 2007, respectively. The 2008 Financial Statements also include the operations of Marshall from the acquired date of October 2, 2007.
Pro-Forma Results of Operations
The following set forth the Company’s results of operations for the year ended September 30, 2008 and 2007 as if the acquisitions and dispositions (see Note 12-Discontinued Operations) had taken place on October 1, 2006.

2007
Revenues	$57,657,852

Net loss	(1,696,684)

Net loss per share
Basic	$(0.13)
Diluted	$(0.13)
The pro-forma results of operations for the year ended September 30, 2008 is not presented since there was an insignificant difference between pro-forma and actual results for the period as our sole acquisition Marshall was acquired on October 2, 2007.
NOTE 3 — INVENTORIES
     Inventories consist of the following at September 30, 2008 and 2007:

	2008	2007

Materials	$1,403,832	$1,146,261
Finished goods	—	680,375

	$1,403,832	$1,826,636

The Company establishes reserves for inventory shrinkage and obsolescence. Reserves for inventory shrinkage and obsolescence amounted to $12,890 and $691,954 at September 30, 2008 and 2007, respectively.
NOTE 4 — NOTE RECEIVABLE
Pursuant to the Asset Purchase Agreement on September 8, 2006 between the Company and Sunair Electronics, LLC formerly known as Sunair Holdings, LLC (“Sunair Holdings”), the Company received a three year subordinated promissory note as partial payment for the sale of substantially all of the assets of Sunair Communications, Inc. (“Sunair Communications”) its wholly-owned subsidiary. The $2.0 million note issued by Sunair Holdings is guaranteed by the members of Sunair Holdings, matures on September 8, 2009 and bears interest at one year London Interbank Offering Rate (“LIBOR”) plus 3% (6.96% at September 30, 2008) which is payable monthly starting on October 1, 2006. The Company’s former Chief Financial Officer, who also was the former Chief Financial Officer of Sunair Communications, and the Company’s former President, who also was the former President of Sunair Communications, are affiliates of Sunair Holdings. During the year ended September 30, 2008, management’s evaluation of the collectibility of the $2.0 million note resulted in a full reserve. The bad debt reserve of $2.0 million was recorded in discontinued operations. At September 30, 2008 and 2007, the balance of the note receivable was $0 and $2.0 million, respectively.
NOTE 5 — PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following at September 30:

	2008	2007

Building and improvements	$1,444,450	$1,146,561
Automobiles	3,059,531	3,288,057
Machinery and equipment	3,620,013	3,545,880

	8,123,994	7,980,498
Accumulated depreciation	6,216,781	5,861,946

	$1,907,213	$2,118,552

Depreciation expense consisted of $881,873 and $918,486 for the years ended September 30, 2008 and 2007, respectively.
NOTE 6 — REVOLVING LINE OF CREDIT
The Company has a line of credit with a financial institution collateralized by substantially all of the assets of the Company. The maximum credit limit was $11.75 million as of September 30, 2008. Interest is compounded daily based upon the LIBOR plus 5.0%. The interest rate at September 30, 2008 was approximately 8.93%. Interest expense incurred on the line of credit amounted to $606,029 and $703,362 for the years ended September 30, 2008 and 2007, respectively. The revolving line of credit has a commitment fee in the amount of .375% per annum on the average daily unused amount of the aggregate revolving committed amount. The outstanding balance on the revolving line of credit at September 30, 2008 and September 30, 2007, respectively, amounted to $9,600,000, of which $4,100,000 is classified as a current liability, and $6,732,796. At September 30, 2008, the availability under the revolving line of credit amounted to $1,400,000 which is net of a $750,000 outstanding letter of credit.
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
On December 31, 2008, the Company entered into a binding commitment with a financial institution to modify certain terms and conditions of its revolving line of credit representing the third amendment to the credit agreement. Among the amended terms and conditions was the extension of the maturity date to January 2, 2010 and reduction of the maximum credit limit from $11.75 million on September 30, 2008 to $7.75 million on December 31, 2008, to $7.5 million on March 31, 2009, to $6.75 million on June 30, 2009 and to $5.5 million on September 30, 2009. In addition, there were amendments to the financial covenants relating to the consolidated EBITDA, leverage ratio and fixed charge coverage ratio, which amendments were effective for the quarter ended September 30, 2008. The consolidated EBITDA requirement and the fixed charge coverage ratio were reduced and the leverage ratio was increased. As of September 30, 2008, the Company was in compliance with its financial covenants. See Note 19 — Subsequent Event.

NOTE 7 — NOTES PAYABLE
The Company has a capital lease for certain office equipment. The balance of the capital lease at September 30, 2008 and September 30, 2007, totaled $12,808 and $16,353, respectively.
The Company has notes payable with a financial institution for leased office build-out costs and computer equipment. The notes bear interest at 5.60%, payable in monthly installments of principal and interest in the amount of $3,285 through March 29, 2011. Balances at September 30, 2008 and September 30, 2007, totaled $91,680 and $192,367, respectively.
The Company has notes payable with financial institutions for automobile loans. Interest rates range from 0% to 9% per annum, payable in monthly installments of principal and interest ranging in the amounts of $220 to $425, expiring in various years through 2010. Balances at September 30, 2008 and September 30, 2007, totaled $31,885 and $68,765, respectively.
The Company has notes payable relating to certain acquisitions as described in Note 2 - Acquisitions which bear interest at 6% with one note payable bearing interest at LIBOR plus 2% per annum (5.96% at September 30, 2008), with interest payable in semi-annual installments ranging in the amounts of $3,000 to $40,250 and principal due at maturity. The notes expire in various years through 2011. The note payable balances for the acquisition debt at September 30, 2008 and September 30, 2007, totaled $5,852,000 and $5,677,000, respectively.
Interest expense incurred for the notes payable amounted to $418,692 and $232,605 for the years ended September 30, 2008 and 2007, respectively.
Minimum future principal payments required under the above notes payable as of September 30, 2008, for each of the next five years and in the aggregate are:

Year ended September 30
2009	$2,306,189
2010	3,113,883
2011	568,301

5,988,373
Less: current portion	2,306,189

Long term portion	$3,682,184

NOTE 8 — NOTE PAYABLE — RELATED PARTY
The Company has a $5,000,000 subordinated note payable to a related party, in connection with the acquisition of Middleton. The related party is Mr. Charles Steinmetz, the former CEO of Middleton from 1977 through June 2005, who was appointed to serve as CEO of Middleton again effective January 18, 2008 through July 25, 2008. Mr. Steinmetz was the majority owner of Middleton from 1977 until it was purchased by the Company in June 2005 and has served as a director of the Company since that time. Interest is paid semi-annually at prime (5% as of September 30, 2008). The note payable is due in full on June 7, 2010. Interest expense related to this note payable amounted to $315,000 and $288,867 for the years ended September 30, 2008 and 2007, respectively.

NOTE 9 — INCOME TAXES
The components of the Company’s income tax (expense) benefit for the years ended September 30 are as follows:

	2008	2007

Current:
Federal	$—	$(23,842)
State	—	—
Foreign	—	—

	—	(23,842)

Deferred:
Federal	—	315,725
State	—	(340,886)
Foreign	—	—

	—	(25,161)

Income tax expense	$—	$(49,003)

The total provision for 2008 and 2007 vary from the amounts computed by applying the 35% statutory rates to income before income taxes for the following reasons:

	2008	2007

Income tax at the statutory rates	$2,279,418	$898,165
State income tax, net of federal tax	210,794	(221,576)
Difference in book/tax gain on sale of Telecom	(165,880)	—
Difference in book/tax gain on sale of Percipia	(179,994)	1,744,347
Other	(131,539)	139,012
Change in valuation allowance	(2,021,476)	(2,608,951)

Income tax expense	$(8,677)	$(49,003)

Continuing operations	—	$(337,065)
Discontinued operations	(8,677)	288,062

Income tax expense	$(8,677)	$(49,003)

As of September 30, 2008 and 2007 the components of the deferred tax assets and liabilities consisted of the following:

	2008	2007

Deferred tax assets—current:
Allowance for bad debt	$157,029	$105,364
Warranty reserve	57,863	56,445

Deferred tax assets—current:	214,892	161,809
Less: valuation allowance	(214,892)	(161,809)

Net deferred tax assets—current	$—	$—

Deferred tax assets—non-current:
Net operating loss carryover	$7,005,054	$5,408,256
Customer list	1,874,275	814,494
Charitable contribution credit carryover	74,707	53,628
Reserve for note receivable	771,500	—
Other	224,386	23,842

Deferred tax assets—non-current	9,949,922	6,300,220
Less: valuation allowance	(5,312,948)	(3,344,554)

Net deferred tax assets—non-current	4,636,974	2,955,666

Deferred tax liabilities—non-current:
Goodwill	(4,665,599)	(2,946,537)
Property, Plant & Equipment	28,625	(9,129)

Deferred tax liabilities—non-current	(4,636,974)	(2,955,666)

Net deferred tax liability—non-current	$—	$—

The Company has $16.3 million of net operating losses carryforwards which expire in 2027 and which are fully reserved. In addition, the Company does not have any net operating loss carrybacks, as a result the Company was unable to recognize an income tax benefit for the tax year ended September 30, 2008. Of this amount, the Company’s wholly-owned subsidiary, Percipia, has approximately $1,630,354 in pre-acquisition net operating loss carryforwards which expire beginning in 2021, however Percipia was sold in an asset sale for tax purposes under IRC 338(h)(10) on August 1, 2007, and as a result these net operating loss carryforwards will no longer be realizable to the Company.
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
There were 438,500 and 60,000 options granted at a weighted average price of $1.85 and $3.30, for the years ended September 30, 2008 and 2007, respectively.
Stock option activity for the years ended September 30, 2008 and 2007 are as follows:

	For the years ended September 30,
	2008			2007
		Weighted			Weighted
		Avg. Exercise	Remaining		Avg. Exercise	Remaining
	Shares	Price	Life	Shares	Price	Life

Balances, beginning of year	585,092	$6.94		525,092	$7.35
Granted	438,500	$1.85		60,000	$3.30
Exercised	—	$—		—	$—
Expired/Forfeited	(165,643)	$5.61		—	$—

Options outstanding, end of year	857,949	$4.59	5.88	585,092	$6.94	5.65
Options exercisable, end of year	504,780	$6.04	4.95	388,943	$6.75	5.43

Options available for future grants	107,051			254,908
Included in the 857,949 options outstanding are 165,000 options that were granted outside of the 2004 Stock Incentive Plan.
Stock options outstanding and exercisable at September 30, 2008 are as follows:

	Options Outstanding		Options Exercisable
		Weighted
		Average
Exercise	Options	Remaining	Exercise	Options
Price	Outstanding	Life	Price	Exercisable

$ 1.76	301,500	7.39	$1.76	68,653
$ 1.85	17,500	7.47	$1.85	2,337
$ 2.03	50,000	7.82	$2.03	1,130
$ 3.00	6,500	7.62	$3.00	623
$ 3.23	35,000	6.35	$3.23	35,000
$ 3.40	25,000	6.87	$3.40	7,072
$ 4.79	40,000	0.84	$4.79	40,000
$ 5.00	125,000	4.33	$5.00	125,000
$ 5.35	20,000	5.37	$5.35	20,000
$ 5.60	82,500	5.21	$5.60	71,952
$ 6.09	17,500	5.35	$6.09	11,591
$11.40	137,449	4.68	$11.40	121,422

	857,949			504,780

Fair Value
On January 1, 2006, the Company adopted the provisions of FASB No. 123R which requires the Company to recognize expense related to the fair value of stock-based compensation awards. The Company elected the modified prospective transition method as permitted by FASB No. 123R, under which stock-based compensation for the six years ended September 30, 2008 and 2007 is based on grant date fair value estimated in accordance with the provisions of FASB No. 123R and compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006, as well as the unvested portion of previously granted awards that remained outstanding as of January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of FASB No. 123R. In addition, options granted to certain members of the board of directors as payment for Board services recorded in accordance with FASB No. 123R and the issuance of restricted stock awards and stock units are also included in stock-based compensation for the years ended September 30, 2008 and 2007. The Company recognizes compensation expense for restricted stock awards and restricted stock units on a straight-line basis over the requisite service period of the award. The Company recorded $377,874 and $493,022 of stock-based compensation expense which has been classified as selling, general and administrative expenses for the years ended September 30, 2008 and 2007, respectively.

The fair value of stock-based awards was estimated using the Black-Scholes model, on the date of grant, with the following weighted-average assumptions:

For the Years Ended September 30,
	2008	2007

Expected dividend yield	—	—
Expected price volatility	57.52 - 60.69%	62-63%
Risk-free interest rate	2.80 - 3.49%	4.6-4.7%
Expected life of options	4.50-8 years	8 years
The Company’s computation of the expected volatility for the years ended September 30, 2008 and 2007 is based primarily upon historical volatility and the expected term of the option. The Company continues to use the simplified method of determining the expected term provided under SAB 110 as sufficient historical data is not available. The interest rate is based on the U.S. Treasury yield in effect at the time of grant for a period commensurate with the estimated expected life.
As of September 30, 2008, approximately $635,300 of total unrecognized compensation costs related to non-vested stock options is expected to be recognized over a weighted average period of 2.02 years.
NOTE 11 — SALE OF SECURITIES — PRIVATE PLACEMENTS
On February 8, 2005, the Company completed its sale of 5,000,000 units to Coconut Palm Capital Investors II, Ltd., a Florida limited partnership (“Coconut Palm”) pursuant to a Purchase Agreement dated as of November 17, 2004, by and between the Company and Coconut Palm (the “Purchase Agreement”). The aggregate purchase price paid by Coconut Palm for the units was $25 million. The units consist of five million shares of the Company’s common stock, warrants to purchase an additional five million shares of the Company’s common stock at an exercise price of $6.00 per share, which are immediately exercisable and will expire after three years; and warrants to purchase an additional five million shares of the Company’s common stock at an exercise price of $7.00 per share, which are immediately exercisable and will expire after five years. Effective upon the closing of the Coconut Palm transaction, the Company entered into a management services agreement with an affiliate of Coconut Palm, RPC Financial Advisors, LLC (“RPC”), pursuant to which RPC agreed to provide management services to the Company. Richard C. Rochon and Mario B. Ferrari, both of whom are affiliates of Coconut Palm and each of whom are members of the Company’s Board of Directors and principal shareholders of the Company, are also affiliates of RPC. On February 8, 2008, the Company entered into a new management services agreement (“Amended Management Services”) with RPC. See Note 17 — Related Parties. On February 8, 2008, 5 million warrants to purchase an additional five million shares of the Company’s common stock at an exercise price of $6.00 per share expired.
On January 27, 2006, the Company completed the sale of its securities to investors in a private placement pursuant to purchase agreements, dated December 15, 2005, by and among the Company and the investors of the common stock named therein (the “Purchase Agreements”). Pursuant to the Purchase Agreements, the Company agreed to sell up to an aggregate of 2,857,146 shares of its common stock at a price per share of $5.25 (the “Private Placement”), with total gross proceeds (before fees and expenses) to the Company of approximately $15 million and net proceeds to the Company of approximately $13.5 million. In conjunction with the Private Placement, warrants to purchase 1,000,000 shares of common stock were issued, at an exercise price of $6.30 (subject to adjustment). The shares and warrants have anti-dilution features. As of September 30, 2008 and 2007, none of the warrants issued as part of this private placement had been exercised. At September 30, 2008 and 2007, there were 6 million warrants to purchase the Company’s common stock outstanding.

Capitalization
The Company’s authorized capital stock consists of 100,000,000 shares of common stock, $.10 par value per share, and 8,000,000 shares of preferred stock, with no par value. The preferred stock may be issued in one or more series. The Board of Directors of the corporation is hereby expressly authorized to issue the shares of preferred stock in such series and to fix from time to time before issuance the number of shares to be included in any series and the designation, relative rights, preferences and limitations of all shares of such series. The authority of the Board of Directors with respect to each series shall include, without limitation thereto, the determination of any or all of the following, and the shares of each series may vary from the shares of any other series in the following respects: (a) the number of shares constituting such series and the designation thereof to distinguish the shares of such series from the shares of all other series; (b) the annual dividend rate on the shares of that series and whether such dividends shall be cumulative and, if cumulative, the date from which dividends shall accumulate; (c) the redemption price or prices for the particular series, if redeemable, and the terms and conditions of such redemption; (d) the preference, if any, of shares of such series in the event of any voluntary or involuntary liquidation, dissolution or winding-up of the corporation; (e) the voting rights, if any, in addition to the voting rights prescribed by law and the terms of exercise of such voting rights; (f) the right, if any, of shares of such series to be converted into shares of any other series or class and the terms and conditions of such conversion; and (g) any other relative rights, preferences and limitations of that series. There were no shares of preferred stock outstanding as of September 30, 2008 and 2007.
NOTE 12 — DISCONTINUED OPERATIONS
On September 30, 2008 we completed the sale of all the issued and outstanding stock of Telecom FM, a wholly owned subsidiary operating in our Telephone Communications business segment. The effective date of the sale was September 1, 2008. The aggregate purchase price paid to the Company for Telecom FM was $3.6 million, which included the payment of outstanding inter-company debt in the amount of $1.2 million. The aforementioned $3.6 million payment was received in two payments of $1.8 million, one payment received on September 30, 2008 reflected as cash on the September 30, 2008 balance sheet and the other payment of $1.8 million received on October 1, 2008 reflected as prepaid and other current assets on the September 30, 2008 balance sheet.
On August 1, 2007, we sold all the outstanding shares of Percipia, Inc., a wholly-owned subsidiary, in our Telephone Communications segment for approximately $4.0 million in cash, of which $750,000 was placed in an escrow account pending the resolution of certain tax matters. The tax matters relating to the escrowed funds were settled in September 2008, at which time we received approximately $330,000 of the escrowed funds.
The accompanying consolidated statements of operations for all the years presented have been adjusted to classify Percipia and Telecom FM as discontinued operations. Selected statements of operations data for the Company’s discontinued operations is as follows:

	2008	2007

Total net revenue	$11,558,298	$15,480,123

Pre-tax loss from discontinued operations	(2,303,646)	(1,097,379)
Gain on sale of assets from discontinued operations	—	2,182,902
Gain on sale of stock of discontinued operations	436,284	639,107
Income tax (expense) benefit	(8,677)	288,062

(Loss) income on discontinued operations, net of income taxes	$(1,876,039)	$2,012,692

NOTE 13 — EMPLOYEE BENEFITS
The Company has a profit sharing and 401(k) Plan. Under the Plan, eligible employees may contribute up to 15% of their annual compensation. During the years ended September 30, 2008 and 2007, the Company contributed $204,407 and $259,860, respectively.
NOTE 14 — COMMITMENTS AND CONTINGENCIES

The Company leases office space under operating leases expiring in various years through 2012, and vehicles under operating leases expiring in various years through 2013. Certain leases provide for renewal options for periods from one to five years at their fair rental value at the time of renewal. In the normal course of business, operating leases are generally renewed or replaced by other leases.
Minimum future rental and vehicle payments under non-cancelable operating leases as of September 30, 2008, for each of the next 5 years and in the aggregate are:

Year ended September 30,	Rent	Vehicles	Total
2009	$1,832,797	$1,173,215	$3,006,012
2010	1,388,427	962,316	2,350,743
2011	1,003,629	808,639	1,812,268
2012	553,105	530,711	1,083,816
2013	352,619	137,606	490,225
Thereafter	—	—	—

Total minimum lease payments	$5,130,577	$3,612,487	$8,743,064

Rent expense was $2,131,518 and $1,972,500 for the years ended September 30, 2008 and 2007, respectively. Vehicle lease expense was $1,489,870 and $1,463,555 for the years ended September 30, 2008 and 2007, respectively.
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
NOTE 15 — GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets consist of the following as of September 30, 2008 and September 30, 2007:

	Goodwill	Customer Lists	Total

Ending balance, September 30, 2006	$52,818,269	$11,247,099	$64,065,368
Acquisition of businesses	7,857,084	1,934,681	9,791,765
Purchase price adjustment	—	—	—

	60,675,353	13,181,780	73,857,133
Less amortization expense	—	(2,223,546)	(2,223,546)

Ending balance, September 30, 2007	60,675,353	10,958,234	71,633,587
Acquisition of businesses	1,487,775	225,204	1,712,979
Purchase price adjustment	(50,600)	—	(50,600)

	62,112,528	11,183,438	73,295,966
Less amortization expense	—	(3,726,734)	(3,726,734)

Ending balance, September 30, 2008	$62,112,528	$7,456,704	$69,569,232

Goodwill is not amortized but, along with all other intangible assets, is reviewed for possible impairment each year at September 30th or when indicators of impairment exist. The weighted average of the life of intangible assets, other than goodwill is 5 years.

The table below reflects the estimated aggregate customer account amortization for each of the five succeeding years of the Company’s existing customer account base as of September 30, 2008.

Year	Aggregate
Ended	Amortization
September 30,	Expense

2009	$3,724,403
2010	2,830,698
2011	679,418
2012	222,185
2013	—

Total Aggregate Amortization Expense	$7,456,704

NOTE 16 — NET INCOME (LOSS) PER SHARE
Basic net income (loss) per share is computed using the weighted average number of shares outstanding during the period. Due to the Company’s losses from continuing operations, dilutive potential common shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented.
Loss per share data for continuing operations were computed as follows:

	2008	2007
Basic and diluted net loss per share from continuing operations:
Net loss from continuing operations	$(4,636,585)	$(4,627,882)
Shares used in computation:
Weighted average shares outstanding	13,091,088	13,066,429

Basic and diluted net loss per share from continuing operations:	$(0.35)	$(0.35)

The following table summarizes the weighted average dilutive securities that were excluded from the above computation of diluted net income (loss) per share because their inclusion would have an anti-dilutive effect:

	2008	2007
Dilutive securities:
Options/warrants	6,000,000	11,000,000

Total anti-dilutive shares	6,000,000	11,000,000

NOTE 17 — RELATED PARTIES
On January 7, 2008, the Company entered into a management services agreement (“Management Services Agreement” or the “Amended Management Services Agreement”) with RPC, a related party, which supersedes and replaces the management services agreement (the “Previous Management Services Agreement”) dated February 8, 2005, as amended, between the Company and RPC. Pursuant to the Amended Management Services Agreement, the Company provided RPC with notice that the Previous Management Services Agreement would not be renewed and that the Amended Management Services Agreement would be effective as of February 8, 2008.
The Amended Management Services Agreement will be for a term of three years, commencing on February 8, 2008 and expiring on February 7, 2011. The Company pays RPC a monthly management fee equal to one (1%) of the monthly gross revenues of the Company, which are payable monthly based on the average monthly revenues of the preceding quarter. RPC will also receive a transaction fee of up to 2% of the Aggregate Consideration received by the Company in a Transaction (as such capitalized terms are defined in the Management Services Agreement). Pursuant to the Management Services Agreement, RPC provides the Company with services similar to those provided in the Previous Management Services Agreement. After the initial term of three years, the Management Services Agreement will automatically renew for successive one year terms, unless either RPC or the Company terminates the agreement upon 30 days notice.
The management fees paid by the Company to RPC, for the years ended September 30, 2008 and 2007 totaled $860,885 and $1,488,219, respectively.
The Company issued a note payable to related parties in connection with the acquisition of Middleton, as discussed in Note 8-Note Payable-Related Party.
The Company received a note receivable from former related parties through the sale of Sunair Communications, the high frequency radio segment, as more fully described in Note 4-Note Receivable.
NOTE 18 — SELECTED QUARTERLY DATA (Unaudited)

	(Amounts shown in thousands except share and per share data information)
	2008 Quarters				2007 Quarters
	1st	2nd	3rd	4th	1st	2nd	3rd	4th

Revenue	$13,478	$14,278	$14,833	$14,024	$12,531	$13,789	$13,341	$13,355
Gross Profit	$8,482	$8,740	$9,047	$8,701	$7,827	$9,201	$8,178	$7,948
(Loss) income from:
Continuing operations	$(2,246)	$(1,239)	$(728)	$(423)	$(634)	$(208)	$(766)	$(3,018)
Discontinued operations	$132	$172	$438	$(2,618)	$1,234	$(11)	$100	$688
Net (loss) income	$(2,114)	$(1,067)	$(290)	$(3,041)	$600	$(219)	$(666)	$(2,330)
Net (loss) income per common share basic
Continuing operations	$(0.17)	$(0.09)	$(0.05)	$(0.04)	$(0.05)	$(0.02)	$(0.06)	$(0.23)
Discontinued operations	$0.01	$0.01	$0.03	$(0.19)	$0.10	$(0.00)	$0.01	$0.05
Net (loss) income	$(0.16)	$(0.08)	$(0.02)	$(0.23)	$0.05	$(0.02)	$(0.05)	$(0.18)
Net (loss) income per common share diluted
Continuing operations	$(0.17)	$(0.09)	$(0.05)	$(0.03)	$(0.05)	$(0.02)	$(0.06)	$(0.23)
Discontinued operations	$0.01	$0.01	$0.03	$(0.20)	$0.10	$(0.00)	$0.01	$0.05
Net (loss) income	$(0.16)	$(0.08)	$(0.02)	$(0.23)	$0.05	$(0.02)	$(0.05)	$(0.18)

NOTE 19 — SUBSEQUENT EVENT
On December 31, 2008, the Company entered into a binding commitment with a financial institution to modify certain terms and conditions of its revolving line of credit representing the third amendment to the credit agreement. Among the amended terms and conditions was the extension of the maturity date to January 2, 2010 and reduction of the maximum credit limit from $11.75 million on September 30, 2008 to $7.75 million on December 31, 2008, to $7.5 million on March 31, 2009, to $6.75 million on June 30, 2009 and to $5.5 million on September 30, 2009. In addition, there were amendments to the financial covenants relating to the consolidated EBITDA, leverage ratio and fixed charge coverage ratio, which amendments were effective for the quarter ended September 30, 2008. The consolidated EBITDA requirement and the fixed charge coverage ratio were reduced and the leverage ratio was increased. See Note 6 — Revolving Line of Credit.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
ITEM 9A. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
     As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at September 30, 2008, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.
(b) Changes in Internal Control over Financial Reporting
     There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2008. This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.
ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     The items required by Part III, Item 10 are incorporated herein by reference from the Company’s Proxy Statement for its 2008 Annual Meeting of Shareholders.
ITEM 11. EXECUTIVE COMPENSATION
     The items required by Part III, Item 11 are incorporated herein by reference from the Company’s Proxy Statement for its 2008 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The items required by Part III, Item 12 are incorporated herein by reference from the Company’s Proxy Statement for its 2008 Annual Meeting of Shareholders.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
     The items required by Part III, Item 13 are incorporated herein by reference from the Company’s Proxy Statement for its 2008 Annual Meeting of Shareholders.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
     The items required by Part III, Item 14 are incorporated herein by reference from the Company’s Proxy Statement for its 2008 Annual Meeting of Shareholders.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements filed as a part of the Form 10-K:
	Report of Independent Registered Public Accounting Firm	Page 26
	Consolidated Balance Sheets as of September 30, 2008 and 2007	Page 27
	Consolidated Statements of Operations for the Years Ended September 30, 2008 and 2007	Page 29
	Consolidated Statements of Stockholders’ Equity for the Years Ended September 30, 2008 and 2007	Page 30
	Consolidated Statements of Cash Flows for the Years Ended September 30, 2008 and 2007	Page 31-32
	Notes to Consolidated Financial Statements	Page 33

2. Exhibits

Exhibit No.	Exhibit Description

2.1	Share Purchase Agreement dated September 30, 2008 between Sunair Services Corporation and Telecom FM Holdings Limited (incorporated by reference to Exhibit 10.1 in Form 8-K filed on October 6, 2008).

2.2	Asset Purchase Agreement, dated September 5, 2006, by and between Sunair Communications, Inc. and Sunair Holdings, LLC (incorporated by reference to Exhibit 10.21 in Form 8-K filed with the SEC on September 11, 2006).

3.1	Amended and Restated Articles of Incorporation of Sunair Services Corporation (incorporated by reference to Annex A in the Company’s Definitive Proxy Statement filed with the SEC on January 26, 2006).

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 in the Form 8-K filed with the SEC on December 20, 2007).

4.1	Second Tranche Warrant, dated February 8, 2005, issued by Sunair Services Corporation to Coconut Palm Capital Investors II, Ltd. (incorporated by reference to Exhibit 4.2 in the Form 10-QSB filed with the SEC on May 16, 2005).

10.1	Purchase Agreement, dated November 17, 2004, by and between Sunair Electronics, Inc., a Florida corporation, and Coconut Palm Capital Investors II, Ltd., a Florida limited partnership (incorporated by reference to Exhibit 2.1 in the Form 8-K filed with the SEC on November 17, 2005).

10.2+	Sunair Electronics, Inc. 2004 Stock Incentive Plan (incorporated by reference to Annex D to the Company’s Proxy Statement filed with the SEC on January 18, 2005).

10.3+	Form of Stock Option Agreement for the Company’s 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 the Form 8-K filed with the SEC on March 29, 2005).

10.4+	Form of Stock Option Agreement executed by each of the persons Set Forth on Schedule I thereto (incorporated by reference to Exhibit 10.4 in the Form 8-K filed with the SEC on March 29, 2005).

10.5	Management Services Agreement dated February 8, 2008 between Sunair Services Corporation and RPC Financial Advisors, LLC (incorporated by reference to Exhibit 10.1 in the Form 8-K filed with the SEC on January 7, 2008).

10.6+	Employment Agreement dated as of August 1, 2008, between Sunair Services Corporation and Edward M. Carriero, Jr. (incorporated by reference to Exhibit 10.1 in the Form 8-K filed with the SEC on July 31, 2008).

10.7+	Employment Agreement dated as of September 3, 2008, to be effective as of July 25, 2008 between Sunair Services Corporation and Jack I. Ruff (incorporated by reference to Exhibit 10.1 in the Form 8-K filed on August 7, 2008).

10.8	Subordinated Promissory Note in the amount of $5,000,000, dated as of June 7, 2005 made by Sunair Southeast Pest Holdings, Inc.(incorporated by reference to Exhibit 10.13 the Form 8-K filed with the SEC on June 10, 2005).

10.9	Credit Agreement, dated as of June 7, 2005, by and among Sunair Services Corporation, its domestic subsidiaries and Wachovia Bank, National Association, as administrative agent for the lenders parties thereto (incorporated by reference to Exhibit 10.14 in the Form 8-K filed with the SEC on June 10, 2005).

10.10	First Amendment to Credit Agreement, dated May 14, 2007, by and among Sunair Services Corporation, its domestic subsidiaries and Wachovia Bank, National Association, as administrative agent for the lenders parties thereto (incorporated by reference to Exhibit 10.22 in the Form 10-Q filed with the SEC on May 15, 2007).

10.11	Second Amendment to the Credit Agreement, dated as of February 12, 2008, by and among Sunair Services Corporation, its domestic subsidiaries and Wachovia Bank, National Association, as administrative agent for the lenders parties thereto (incorporated by reference to Exhibit 10.1 in the Form 8-K filed on February 15, 2008).

Exhibit No.	Exhibit Description
10.12	Third and Fourth Amendments to the Credit Agreement, dated as of May 12, 2008 and August 13, 2008 by and among Sunair Services Corporation, its domestic subsidiaries and Wachovia Bank, National Association, as administrative agent for the lenders parties thereto.

10.13	Form of Purchase Agreement, dated December 15, 2005, by and between Sunair Services Corporation and the investor named therein (incorporated by reference to Exhibit 10.15 the Form 8-K filed with the SEC on December 21, 2005).

10.14	Form of Warrant, dated December 15, 2005, issued by Sunair Services Corporation to the investor named therein (incorporated by reference to Exhibit 10.16 in the Form 8-K filed with the SEC on December 21, 2005).

10.15+	Separation and Release Agreement dated as of October 29, 2007 between Sunair Southeast Pest Holdings, Inc. and Gregory Clendenin (incorporated by reference to Exhibit 10.1 in the Form 8-K filed with the SEC on November 1, 2007).

10.16+	Consulting Agreement dated as of October 29, 2007 between Sunair Southeast Pest Holdings, Inc. and Gregory Clendenin (incorporated by reference to Exhibit 10.2 in the Form 8-K filed with the SEC on November 1, 2007).

10.17	Employment Agreement dated February 8, 2005 between Sunair Services Corporation. and John Hayes (incorporated by reference to the Form 10-Q filed with the SEC on May 16, 2005).

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14 in the Company’s Form 10- QSB filed with the SEC on August 16, 2004).

21.1	Subsidiaries.*

23.1	Consent of Berenfeld Spritzer Shechter & Sheer.*

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

+	Management Contract or Compensatory Plan

*	Filed herewith

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNAIR SERVICES CORPORATION
By:	/s/ Jack I. Ruff
JACK I. RUFF
Chief Executive Officer and President

Date: January 13, 2009
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Jack I. Ruff Jack I. Ruff	President and Chief Executive Officer (principal executive officer)	January 13, 2009

/s/ Edward M. Carriero, Jr. Edward M. Carriero, Jr.	Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)	January 13, 2009

/s/ Joseph S. DiMartino Joseph S. DiMartino	Director	January 13, 2009

/s/ Mario B. Ferrari Mario B. Ferrari	Director	January 13, 2009

/s/ Robert C. Griffin Robert C. Griffin	Director	January 13, 2009

/s/ Arnold Heggestad, Ph. D. Arnold Heggestad, Ph. D.	Director	January 13, 2009

/s/ Steven P. Oppenheim Steven P. Oppenheim	Director	January 13, 2009

/s/ Richard C. Rochon Richard C. Rochon	Director	January 13, 2009

/s/ Charles P. Steinmetz Charles P. Steinmetz	Director	January 13, 2009