Form 10-Q
period 2008-12-31
SUNAIR SERVICES CORP
filed 2009-02-17
CIK 95366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of January 30, 2009, the Registrant had 13,091,088 shares outstanding of common stock.

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES
INDEX

Page
No.
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of December 31, 2008 (Unaudited) and September 30, 2008	3
Condensed Consolidated Statements of Operations for the Three Months Ended December 31, 2008 and 2007 (Unaudited)	5
Condensed Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive (Loss) Income for the Three Months ended December 31, 2008 (Unaudited)	6
Condensed Consolidated Statement of Cash Flows for the Three Months Ended December 31, 2008 and 2007 (Unaudited)	7
Notes to Unaudited Condensed Consolidated Financial Statements	9
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures About Market Risk	21
Item 4. Controls and Procedures	21
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	22
Item 1A. Risk Factors	22
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3. Defaults Upon Senior Securities	22
Item 4. Submission of Matters to a Vote of Security Holders	22
Item 5. Other Information	22
Item 6. Exhibits	22
Signatures	23
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
SUNAIR SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2008 AND SEPTEMBER 30, 2008
(UNAUDITED)

	December 31,	September 30,
	2008	2008
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$1,693,138	$2,974,382
Accounts receivable, net	1,968,529	2,597,447
Inventories, net	1,053,738	1,403,832
Prepaid and other current assets	596,360	2,829,535

Total Current Assets	5,311,765	9,805,196

PROPERTY, PLANT, AND EQUIPMENT, net	1,723,417	1,907,213

OTHER ASSETS:

Software costs, net	340,634	246,979
Customer list, net	6,525,603	7,456,704
Goodwill	62,112,528	62,112,528
Other assets	406,573	254,790

Total Other Assets	69,385,338	70,071,001

TOTAL ASSETS	$76,420,520	$81,783,410

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2008 AND SEPTEMBER 30, 2008
(UNAUDITED)

	December 31,	September 30,
	2008	2008
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accounts payable	$1,465,781	$1,787,406
Accrued expenses	2,910,865	3,256,342
Unearned revenues	687,791	863,770
Customer deposits	2,538,729	3,149,715
Revolving line of credit, current portion	1,300,000	4,100,000
Notes payable and capital leases, current portion	3,781,424	2,306,189

Total Current Liabilities	12,684,590	15,463,422

LONG TERM LIABILITIES:

Notes payable and capital leases, net of current portion	1,918,150	3,682,184
Note payable -related party	5,000,000	5,000,000
Revolving line of credit, net of current portion	5,500,000	5,500,000

Total Long Term Liabilities	12,418,150	14,182,184

TOTAL LIABILITIES	25,102,740	29,645,606

COMMITMENTS & CONTINGENCIES

STOCKHOLDERS’ EQUITY:

Preferred stock, no par value, 8,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.10 par value, 100,000,000 shares authorized, 13,091,088 shares issued and outstanding at December 31, 2008 and September 30, 2008, respectively	1,309,110	1,309,110
Additional paid-in capital	52,795,760	52,756,311
Accumulated deficit	(2,787,090)	(1,927,617)

Total Stockholders’ Equity	51,317,780	52,137,804

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$76,420,520	$81,783,410

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007
(UNAUDITED)

	2008	2007
SALES	$12,719,866	$13,477,631

COST OF SALES	5,051,693	5,240,267

GROSS PROFIT	7,668,173	8,237,364

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	8,216,192	10,154,500

LOSS FROM OPERATIONS	(548,019)	(1,917,136)

OTHER INCOME (EXPENSES):
Interest income	1,701	46,037
Interest expense	(263,025)	(379,627)
(Loss) gain on disposal of assets	(11,824)	4,670
Gain on extinguishment of debt	25,000	—

Total Other Income (Expenses)	(248,148)	(328,920)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(796,167)	(2,246,056)

INCOME TAX PROVISION	—	—

LOSS FROM CONTINUING OPERATIONS	(796,167)	(2,246,056)

(LOSS) INCOME FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX BENEFIT OF $0 and $0 IN 2008 and 2007, RESPECTIVELY	(63,306)	132,243

NET LOSS	$(859,473)	$(2,113,813)

BASIC AND DILUTED (LOSS) INCOME PER SHARE:
CONTINUING OPERATIONS	$(0.06)	$(0.17)

DISCONTINUED OPERATIONS	$(0.01)	$0.01

NET LOSS	$(0.07)	$(0.16)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC and DILUTED	13,091,088	13,091,088

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE (LOSS) INCOME
FOR THE THREE MONTHS ENDED DECEMBER 31, 2008
(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance at September 30, 2008	13,091,088	$1,309,110	$52,756,311	$(1,927,617)	$52,137,804
Comprehensive income:
Net loss	—	—	—	(859,473)	(859,473)

Comprehensive loss				(859,473)	(859,473)
Share-based compensation	—	—	39,449	—	39,449

Balance at December 31, 2008	13,091,088	1,309,110	$52,795,760	$(2,787,090)	51,317,780

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007
(UNAUDITED)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(859,473)	$(2,113,813)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	206,609	227,383
Amortization	931,101	978,299
Bad debt reserve	60,854	28,734
Inventory reserve	—	374
Loss (gain) on sale of assets	11,824	(4,670)
Gain on extinguishment of debt	(25,000)	—
Stock-based compensation expense	39,449	142,012
(Increase) decrease in assets:
Accounts receivable	568,064	(1,914,551)
Inventories	350,094	238,282
Prepaid and other current assets	2,233,175	478,493
Other assets	(151,783)	(28,852)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(667,102)	(837,518)
Unearned revenue	(175,979)	(162,683)
Customer deposits	(610,986)	(273,142)

Net Cash Provided By (Used In) Operating Activities	1,910,847	(3,241,652)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant, and equipment	(65,395)	(193,991)
Software development costs	(93,655)	—
Cash paid for business acquisitions	—	(1,000,000)
Net proceeds from sale of assets	30,758	8,047

Net Cash (Used In) Investing Activities	(128,292)	(1,185,944)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007
(UNAUDITED)

	2008	2007
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of line of credit (net)	(2,800,000)	—
Proceeds from line of credit	—	3,100,000
Repayment of notes payable and capital leases	(263,799)	(32,316)

Net Cash (Used In) Provided By Financing Activities	(3,063,799)	3,067,684

Effect of exchange rate fluctuations on cash	—	(55,169)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,281,244)	(1,415,081)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,974,382	2,781,838

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,693,138	$1,366,757

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$341,543	$397,159

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt incurred in acquisitions	$—	$600,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Basis of Consolidated Financial Statement Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Sunair Services Corporation and its subsidiaries (the “Company”), required to be consolidated in accordance with U.S. generally accepted accounting principles (GAAP). The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the accounting policies described in the September 30, 2008 Annual Report on Form 10-K should be read in conjunction with the consolidated financial statements and notes thereto.
The unaudited condensed consolidated financial statements for the three months ended December 31, 2008 and 2007 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 8 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain only normal recurring adjustments necessary to present fairly the Company’s financial position as of December 31, 2008, and the results of its operations and cash flows for the three months ended December 31, 2008 and 2007. Operating results for the three months ended December 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2009.
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
Termite baiting is primarily billed annually with revenues recognized as services are rendered. At the inception of a new baiting services contract the system is installed. The Company recognizes revenue for the installation of the monitoring stations, initial directed liquid termiticide treatment and rendering of the initial monitoring services. The remaining portion of the annual fees billed are deferred and recognized as the remaining inspection and monitoring services are rendered over the annual period. Baiting renewal revenue is deferred and recognized over the annual period when the inspection and monitoring services are actually rendered. Liquid and drywood termite application revenues, both initial and renewal, are recognized when the services are rendered.
Reclassification
Certain reclassifications of amounts previously reported have been made to the accompanying consolidated financial statements in order to maintain consistency and comparability between periods presented.
In September 2008, the Company sold Telecom FM Ltd. (“Telecom FM”) For purposes of comparability, the results of the operations have been reclassified from continuing operations to discontinued operations for the three months ended December 31, 2007 presented in the accompanying condensed consolidated statements of operations. See Note 9 – Discontinued Operations.

Recently Adopted Accounting Pronouncements
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FASB No. 157”). FASB No. 157 provides guidance for measuring the fair value of assets and liabilities and expands related disclosures. FASB No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. FASB No. 157 establishes market or observable inputs as the preferred source of values, followed by assumptions based on hypothetical transactions in the absence of market inputs. Effective October 1, 2008, the Company adopted FASB No. 157 for all financial instruments accounted for at fair value on a recurring basis. The adoption of FASB No. 157 did not have a material effect on the Company’s financial condition or operating results. FASB No. 157 established a three level fair value hierarchy to classify the inputs used in measuring fair value as follows:
Level 1: Quoted prices for identical instruments in active markets.
Level 2: Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-driven valuations whose inputs are observable or whose significant value drivers are observable.
Level 3: Significant inputs to the valuation model are unobservable.
In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active” (FSP 157-3), which clarifies the application of FASB No. 157 when the market for a financial asset is inactive.
Specifically, FSP 157-3 clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The guidance in FSP 157-3 is effective immediately.
As of December 31, 2008, the Company did not have any financial liabilities or assets that are measured at fair value as defined under FASB No. 157.
In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2 deferring the effective date of FASB No. 157 for nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008. FSP 157-2 delays the effective date of FASB No. 157 to fiscal years beginning after November 15, 2008 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) and will be adopted by the Company beginning in the first quarter of fiscal 2010. Although the Company will continue to evaluate the application of FSP 157-2, management does not currently believe adoption will have a material impact on the Company’s financial condition or operating results.
The Company also adopted FASB No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115 (“FASB No. 159”), during the first quarter of fiscal 2009. FASB No. 159 allows companies to choose to measure eligible financial instruments and certain other items at fair value that are not required to be measured at fair value. FASB No. 159 requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings at each reporting date. The Company adopted FASB No. 159 but has not elected the fair value option for any eligible financial instruments as of December 31, 2008.
Recent Accounting Pronouncements
In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.” This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and shall be included in the computation of earnings per share pursuant to the two class method. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data to conform to the provisions in this FSP. The provisions of FSP No. EITF 03-6-1 are effective for the Company retroactively in the first quarter ended December 31, 2009. The Company is in the process of evaluating the impact of FSP No. EITF 03-6-1 on the calculation and presentation of earnings per share in its consolidated financial statements.
In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB No. 142, Goodwill and Other Intangible Assets. This FSP is effective for fiscal years beginning after December 31, 2008 (fiscal year ended September 30, 2010 for the Company), and interim periods within those fiscal years (interim period December 31, 2009 for the Company). Early adoption is prohibited. The Company is currently assessing the impact that FSP No. FAS 142-3 will have on its financial position, cash flows, and results of operations.
In December 2007, the FASB issued SFAS No. 141 (revised 2007) “Business Combinations” (“FASB No. 141(R)”). FASB No. 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. FASB No. 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any non-controlling interest at their fair values as of the acquisition date. FASB No. 141(R) also requires that acquisition-related costs be recognized separately from the acquisition. FASB No. 141(R) is effective for the Company for fiscal year ended September 30, 2010. The Company is currently assessing the impact of FASB No. 141(R) on its consolidated financial position and results of operations.
In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“FASB No. 160”). The objective of FASB No. 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations. FASB No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of FASB No. 141 (R). This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this Statement is the same as that of the related Statement 141(R). FASB No. 160 will be effective for the Company’s fiscal year ended September 30, 2010. This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. The Company is currently assessing the impact of FASB No. 160 on its consolidated financial statements.
3. Acquisition
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

Pro-Forma Results of Operations
The pro-forma results of operations for the three months ended December 31, 2007 are not presented since there was an insignificant difference between pro-forma and actual results for the period as our sole acquisition Marshall was acquired on October 2, 2007.

4. Revolving Line of Credit
The Company has a line of credit with a financial institution collateralized by substantially all of the assets of the Company. The maximum credit limit was $7.75 million as of December 31, 2008. Interest is compounded daily based upon the LIBOR plus 5.0%. The interest rate at December 31, 2008 was approximately 5.44%. Interest expense incurred on the line of credit amounted to $120,628 and $160,972 for the three months ended December 31, 2008 and 2007, respectively. The outstanding balance on the revolving line of credit at December 31, 2008 and September 30, 2008, respectively, amounted to $6.8 million and $9.6 million, of which $1.3 million and $4.1 million was classified as a current liability, respectively. At December 31, 2008, the availability under the revolving line of credit amounted to $450,000, which is net of a $500,000 outstanding letter of credit.
On January 28, 2009, the Company modified certain terms and conditions of its revolving line of credit representing the third amendment to the credit agreement. Among the amended terms and conditions was the extension of the maturity date to January 2, 2010 and reduction of the maximum credit limit from $11.75 million on September 30, 2008 to $7.75 million on December 31, 2008, to $7.5 million on March 31, 2009, to $6.75 million on June 30, 2009 and to $5.5 million on September 30, 2009. In addition, there were amendments to the financial covenants relating to the consolidated EBITDA, leverage ratio and fixed charge coverage ratio, which amendments were effective for the quarter ended September 30, 2008. The consolidated EBITDA requirement and the fixed charge coverage ratio were reduced and the leverage ratio was increased. As of December 31, 2008, the Company was in compliance with its financial covenants.
5. Notes Payable
The Company has a capital lease for certain office equipment. The balance of the capital lease at December 31, 2008 and September 30, 2008, totaled $11,842 and $12,808, respectively.
The Company has notes payable with a financial institution for leased office build-out costs and computer equipment. The notes bear interest at 5.60% per annum, payable in monthly installments of principal and interest in the amount of $3,285 through March 29, 2011. Balances at December 31, 2008 and September 30, 2008, totaled $83,082 and $91,680, respectively.
The Company has notes payable with financial institutions for automobile loans. Interest rates range from 0% to 9% per annum, payable in monthly installments of principal and interest ranging in the amounts of $220 to $425, expiring in various years through 2010. Balances at December 31, 2008 and September 30, 2008, totaled $27,650 and $31,885, respectively.
The Company has notes payable relating to certain acquisitions the most recent of which is described in Note 3- Acquisition which bear interest at 6% and 7% with one note payable bearing interest at LIBOR plus 2% per annum (4.0% at December 31, 2008), with interest payable in semi-annual installments ranging in the amounts of $3,000 to $40,250 and principal due at maturity. The notes expire in various years through 2011. On November 10, 2008, a $25,000 promissory note issued to the Company in connection with the purchase of the assets of Valentine’s Indoor Pest Management, Inc. was forgiven by the seller. The Company recorded a gain of $25,000 during the three months ended December 31, 2008. The note payable balances for the acquisition debt at December 31, 2008 and September 30, 2008, totaled $5,577,000 and $5,852,000, respectively.
Interest expense incurred for the notes payable amounted to $89,315 and $109,888 for the three months ended December 31, 2008 and 2007, respectively.
Minimum future principal payments required under the above notes payable as of December 31, 2008, for each of the next five years and in the aggregate are:

2009	$3,781,424
2010	1,361,974
2011	556,176
2012	—
2013	—
Thereafter	—

5,699,574
Less: current portion	3,781,424

Long term portion	$1,918,150

6. Note Payable-Related Party
The Company has a $5,000,000 subordinated note payable, of which $4,000,000 is payable to a related party, in connection with the acquisition of Middleton. The related party is Mr. Charles Steinmetz, the former CEO of Middleton from 1977 through June 2005, who was appointed to serve as CEO of Middleton again effective January 18, 2008 through July 25, 2008. Mr. Steinmetz was the majority owner of Middleton from 1977 until it was purchased by the Company in June 2005 and has served as a director of the Company since that time. Interest is paid semi-annually at prime (3.25% as of December 31, 2008). The note payable is due in full on June 7, 2010. Interest expense related to this note payable amounted to $53,082 and $108,767 for the three months ended December 31, 2008 and 2007, respectively, of which $42,466 and $87,014 pertained to Mr. Steinmetz, respectively.
7. Income Taxes
The Company did not have an income tax provision or benefit for the three months ended December 31, 2008 and 2007, respectively, as the Company has $16.3 million of net operating losses carryforwards which expire in 2027 and which are fully reserved. In addition, the Company does not have any net operating loss carrybacks. As a result the Company was unable to recognize an income tax benefit for the three months ended December 31, 2008.
8. Stock Options
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
Stock options activity for the three months ended December 31, 2008 is as follows:

		Weighted
		Avg. Exercise	Remaining
	Shares	Price	Life

Options outstanding at October 1, 2008	857,949	$4.59	5.88
Granted	—	$—
Exercised	—	$—
Expired/Forfeited	(246,085)	$4.64

Options outstanding at December 31, 2008	611,864	$4.57	5.80
Options exercisable at December 31, 2008	375,377	$5.91	5.02
Options available for future grants at December 31, 2008	228,136
Included in the 611,864 options outstanding are 40,000 options that were granted outside of the 2004 Stock Incentive Plan.
Fair Value
On January 1, 2006, the Company adopted the provisions of FASB No. 123R which requires the Company to recognize expense related to the fair value of stock-based compensation awards. The Company elected the modified prospective transition method as permitted by FASB No. 123R, under which stock-based compensation for the three months ended December 31, 2008 and 2007 is based on grant date fair value estimated in accordance with the provisions of FASB No. 123R and compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006, as well as the unvested portion of previously granted awards that remained outstanding as of January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of FASB No. 123R. In addition, options granted to certain members of the board of directors as payment for Board services recorded in accordance with FASB No. 123R and the issuance of restricted stock awards and stock units are also included in stock-based compensation for the three months ended December 31, 2008 and 2007. The Company recognizes compensation expense for restricted stock awards and restricted stock units on a straight-line basis over the requisite service period of the award. The Company recorded

$39,449 and $142,012 of stock-based compensation expense which has been classified as selling, general and administrative expenses for the three months ended December 31, 2008 and 2007, respectively.
The fair value of stock-based awards was estimated using the Black-Scholes model, on the date of grant, with the following weighted-average assumptions:

For the Three Months Ended December 31,
	2008	2007

Expected dividend yield	—	—
Expected price volatility	57.52-60.69%	61.75-70.07%
Risk-free interest rate	2.80 - 3.49%	3.76-4.76%
Expected life of options	4.5-8 years	5-8.25 years
The Company’s computation of the expected volatility for the three months ended December 31, 2008 and 2007 is based primarily upon historical volatility and the expected term of the option. The Company continues to use the simplified method of determining the expected term provided under SAB 110 as sufficient historical data is not available. The interest rate is based on the U.S. Treasury yield in effect at the time of grant for a period commensurate with the estimated expected life.
As of December 31, 2008, approximately $345,672 of total unrecognized compensation costs related to non-vested stock options is expected to be recognized over a weighted average period of 1.81 years.
9. Discontinued Operations
On September 30, 2008, the Company completed the sale of all the issued and outstanding stock of Telecom FM, which was a wholly owned subsidiary of the Company comprising the Telephone Communications business segment. The effective date of the sale was September 1, 2008. The aggregate purchase price paid to the Company for Telecom FM was $3.6 million, which included the payment of outstanding inter-company debt in the amount of $1.2 million. The aforementioned $3.6 million payment was received in two payments of $1.8 million, one payment received on September 30, 2008 and reflected as cash on the September 30, 2008 balance sheet and the other payment of $1.8 million, received on October 1, 2008, was reflected as prepaid and other current assets on the September 30, 2008 balance sheet.
The accompanying unaudited condensed consolidated statements of operations for the three months ended December 31, 2008 and 2007 have been adjusted to classify Telecom FM, Percepia Inc. and Sunair Communications, Inc. as discontinued operations. Selected statements of operations data for the Company’s discontinued operations is as follows:

	For the Three Months Ended December 31,
	2008	2007
(Loss) income from discontinued operations	$(63,306)	$132,243

Pre-tax (loss) income from discontinued operations	(63,306)	132,243
Income tax benefit	—	—

(Loss) income from discontinued operations, net of income tax	$(63,306)	$132,243

10. Commitments and Contingencies
The Company leases office space under operating leases expiring in various years through 2012, and vehicles under operating leases expiring in various years through 2013. Certain leases provide for renewal options for periods from one to five years at their fair rental value at the time of renewal. In the normal course of business, operating leases are generally renewed or replaced by other leases. Rent expense and vehicle lease expense was $821,211 and $837,367 for the three months ended December 31, 2008 and 2007, respectively.

Litigation
The Company is involved in litigation from time to time in the ordinary course of our business. The Company does not believe that any litigation in which the Company is currently involved, individually or in the aggregate, is material to the Company’s financial condition or results of operations.
11. Goodwill and Intangible Assets
Goodwill and intangible assets consist of the following at December 31, 2008 and September 30, 2008:

	Goodwill	Customer Lists	Total

Ending balance, September 30, 2008	$62,112,528	$7,456,704	$69,569,232
Less amortization expense	—	(931,101)	(931,101)

Ending balance, December 31, 2008	$62,112,528	$6,525,603	$68,638,131

The table below reflects the estimated aggregate customer account amortization for each of the five succeeding years of the Company’s existing customer account base as of December 31, 2008:

Aggregate
Amortization
Expense

2009	$3,724,403
2010	2,150,065
2011	539,536
2012	111,599
2013	—

Total Aggregate Amortization Expense	$6,525,603

12. Net Income (Loss) Per Share
Basic net income (loss) per share is computed using the weighted average number of shares outstanding during the period. Due to the Company’s losses from continuing operations, dilutive potential common shares in the form of warrants were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented.
13. Related Parties
On January 7, 2008, the Company entered into a management services agreement (“Management Services Agreement” or the “Amended Management Services Agreement”) with RPC Financial Advisors, LLC, (“RPC”) a related party, which supersedes and replaces the management services agreement (the “Previous Management Services Agreement”) dated February 8, 2005, as amended, between the Company and RPC. Pursuant to the Amended Management Services Agreement, the Company provided RPC with notice that the Previous Management Services Agreement would not be renewed and that the Amended Management Services Agreement would be effective as of February 8, 2008.
The Amended Management Services Agreement is for a three year term, commenced on February 8, 2008 and expires on February 7, 2011. The Company pays RPC a monthly management fee equal to one (1%) of the monthly gross revenues of the Company, which are payable monthly based on the average monthly revenues of the preceding quarter. RPC will also receive a transaction fee of up to 2% of the Aggregate Consideration received by the Company in a Transaction (as such capitalized terms are defined in the Management Services Agreement). Pursuant to the Management Services Agreement, RPC provides the Company with services similar to those provided in the Previous Management Services Agreement. After the initial term of three years, the Management Services Agreement will automatically renew for successive one year terms, unless either RPC or the Company terminates the agreement upon 30 days notice. The management fees paid by the Company to RPC, for the three months ended December 31, 2008 and 2007 totaled $150,104 and $390,625, respectively.
The Company issued a note payable to a related party in connection with the acquisition of Middleton, as discussed in Note 6-Note
Payable-Related Party.

Item 2. Management’s Discussion And Analysis of Financial Condition and Results of Operations
Cautionary Statement Regarding Forward Looking Information:
Some of the statements in this Quarterly Report, including those that contain the words “anticipate,” “believe,” “plan,” “estimate,” “expect,” “should,” “intend” and other similar expressions, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Those forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements or those of our industry to be materially different from any future results, performance or achievements expressed or implied by those forward-looking statements. Among the factors that could cause actual results, performance or achievement to differ materially from those described or implied in the forward-looking statements are general economic conditions, competition, potential technology changes, changes in or the lack of anticipated changes in the regulatory environment, in the risks inherent in new product and service introductions and the entry into new geographic markets and other factors included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008 filed with the Securities and Exchange Commission (the “SEC”) on January 13, 2009 and other filings with the SEC. Copies of our SEC filings are available from the SEC or may be obtained upon request from us. We do not undertake any obligation to update the information contained herein, which speaks only as of this date.
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
We have completed the execution of our strategy to divest our legacy businesses (Telephone Communications and High Frequency Radio) and will continue to focus on growing our core business, Lawn and Pest Control Services.
The acquisitions and divestitures that have taken place since September 30, 2007 are as follows:
Acquisitions:
•	In October 2007 we acquired substantially all the assets of Marshall Pest Control of SW FL, Inc. (“Marshall”).
Dispositions:
•	In September 2008 we sold all the issued and outstanding stock of Telecom FM Limited, (“Telecom FM”), a wholly-owned subsidiary operating in our Telephone Communications business segment.
Results of Operations
Results of Operations for the Three Months Ended December 31, 2008 as Compared to the Three Months Ended December 31, 2007.

Revenue, Cost of Sales, and Gross Profit:

	(dollars in thousands)
	For the Three Months Ended
	December 31,
	2008	2007
Revenue:	$12,720	$13,477
Cost of sales	5,052	5,240

Gross Profit	$7,668	$8,237

Revenue
     Revenue from lawn and pest control services is comprised of lawn, pest control and termite services. Revenue decreased by $0.8 million or 5.6% for the three months ended December 31, 2008 as compared to the three months ended December 31, 2007. The decrease was the result of a decline in new sales. All service offerings experienced a reduction in new sales, which was expected considering the overall economic downturn experienced in the latter part of our fiscal 2008 and expected to continue into our fiscal 2009.
Cost of Sales
     Cost of sales decreased by $0.2 million or 3.6 % to $5.1 million or 39.7% of revenue for the three months ended December 31, 2008 as compared to $5.2 million or 38.9% of revenue for the three months ended December 31, 2007 due to the following factors:
•	Payroll costs decreased $0.1 million for the three months ended December 31, 2008 as compared to the three months ended December 31, 2007, primarily due to a reduction in new sales.

•	Vehicle costs decreased $0.1 million for the three months ended December 31, 2008 as compared to the three months ended December 31, 2007, primarily due to lower fuel costs and reduced fleet size.
Gross Profit
     The gross profit of the lawn and pest control services decreased by $0.6 million or 6.9% to $7.7 million or 60.3% of revenue for three months ended December 31, 2008 as compared to $8.2 million or 61.1% of revenue for the three months ended December 31, 2007.
Operating Expenses:
Selling, General and Administrative Expenses:

	(dollars in thousands)
	For the Three Months Ended December 31,
	2008	2007

Selling	$871	$1,554
General and administrative	6,231	7,478
Depreciation and amortization	1,114	1,123

Total operating expenses	$8,216	$10,155

     Total operating expenses decreased by $1.9 million or 19.1% to $8.2 million or 64.6% of revenue for the three months ended December 31, 2008 as compared to $10.2 million or 75.3% of revenue for the three months ended December 31, 2007. Due to the reduction in new sales and the expected decline in the economic outlook for 2009, we have made a concerted effort to identify opportunities to further reduce our operating expenses.

     Selling expenses decreased by $0.7 million or 44.0% to $0.9 million or 6.8% of revenue for the three months ended December 31, 2008 as compared to $1.6 million or 11.5% of revenue for three months ended December 31, 2007.
•	Advertising costs decreased by $0.3 million for the three months ended December 31, 2008 as compared to the same time period in 2007 mainly due to reduced use of television advertising.

•	Sales payroll costs decreased by $0.4 million for the three months ended December 31, 2008 as compared to the same time period in 2007. The reduction in sales payroll costs was due to a decrease in sales commissions paid as a result of a decrease in new sales activity.
     General and administrative expenses decreased by $1.3 million or 16.7% to $6.2 million or 49.0% of revenue for three months ended December 31, 2008 as compared to $7.5 million or 55.5% of revenue for the three months ended December 31, 2007.
•	Middleton’s general and administrative expenses decreased by $0.9 million for the three months ended December 31, 2008 as compared to the three months ended December 31, 2007. Payroll expenses decreased by $0.3 million primarily due to a reduction in headcount. Vehicle expenses decreased $0.1 million due to lower fuel costs and reduced fleet size. Professional fees decreased $0.1 million. Office and printing expenses decreased by $0.1 million primarily due to lower costs for printed materials and customer damage costs decreased by $0.1 million.

•	Corporate general and administrative expenses decreased by $0.4 million for the three months ended December 31, 2008 as compared to the three months ended December 31, 2007. Management fees decreased by $0.2 million as a result of the Amended Management Services Agreement between the Company and RPC (a related party) that commenced on February 8, 2008, resulting in lower management fees. Legal and professional fees decreased by $0.1 million. Stock-based compensation decreased by $0.1 million due to a number of grants that were forfeited during the three months ended December 31, 2008 coupled with a reduction in the average market price from $2.47 for the three months ended December 31, 2007 to $1.84 for the three months ended December 31, 2008.
     Depreciation and amortization expenses remained flat for the three months ended December 31, 2008 as compared to the three months ended December 31, 2007.
Other Income (Expenses):

	(dollars in thousands)
	For the Three Months Ended
	December 31,
	2008	2007

Interest income	$2	$46
Interest expense	(263)	(380)
(Loss) gain on disposal of assets	(12)	5
Gain on extinguishment of debt	25	—

Total other income (expenses)	$(248)	$(329)

     Other expenses decreased by $0.1 million or 24.6% for the three months ended December 31, 2008 as compared to the three months ended December 31, 2007 primarily related to a decrease in interest expense. Lower interest rates on the revolving line of credit and note payable — related party resulted in lower interest expense for the three months ended December 31, 2008 as compared to the three months ended December 31, 2007. The interest rate on the revolving line of credit was 5.44% at December 31, 2008 compared to 7.10% at December 31, 2007.

Income Tax (Provision) from Continuing Operations:

	(dollars in thousands)
	For the Three Months Ended
	December 31,
	2008	2007
Income tax (provision) benefit	$—	$—

     The income tax provision from continuing operations for the three months ended December 31, 2008 and 2007 was zero. The Company did not recognize an income tax benefit for the three months ended December 31, 2008 as the Company has $16.3 million of net operating losses carryforwards which expire in 2027 and which are fully reserved. In addition, the Company does not have any operating loss carrybacks. As a result the Company was unable to recognize an income tax benefit for the quarter ended December 31, 2008 and 2007.
Discontinued Operations:

	(dollars in thousands)	(dollars in thousands)
	For the Three Months Ended	For the Three Months Ended
	December 31, 2008	December 31, 2007
Sunair Communications — Net loss	$(59)	$—
Percepia — Net loss	(4)	—
Telecom FM — Net income	—	132

Pre-tax (loss) income from discontinued operations	(63)	132
Income tax benefit	—	—

(Loss) income from discontinued operations, net of income taxes	$(63)	$132

Our significant divestitures have been recorded as discontinued operations:
•	On September 30, 2008 we completed the sale of all the issued and outstanding stock of Telecom FM, a wholly owned subsidiary operating in our Telephone Communications business segment. The effective date of the sale was September 1, 2008. The aggregate purchase price paid to the Company for Telecom FM was $3.6 million, which included the payment of outstanding inter-company debt in the amount of $1.2 million. The gain on the sale of Telecom FM amounted to $0.4 million.

•	For the three months ended December 31, 2008 there were some miscellaneous charges related to our discontinued operations which we continue to classify as discontinued operations in accordance with FASB No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.
Liquidity and Capital Resources
Generally our working capital needs are funded from operations and advances under our revolving line of credit. In the lawn care and pest control business customers are billed when service is rendered and payment is usually received in less than thirty (30) days.
As of December 31, 2008, our liquidity and capital resources included cash and equivalents of $1.7 million, a working capital deficit of $(7.4) million and $0.5 million was available under our revolving line of credit. As of September 30, 2008, our liquidity and capital resources included cash and equivalents of $3.0 million, a working capital deficit of $(5.7) million and $1.4 million available under our revolving line of credit.
Cash provided by operating activities was $1.9 million for the three months ended December 31, 2008 as compared to cash used in operating activities of $3.2 million for the three months ended December 31, 2007. During the three months ended December 31, 2008 the primary sources of cash from operating activities were a decrease in accounts receivable of $0.6 million, a decrease in inventories of $0.4 million, and a decrease in prepaid and other assets of $2.2 million. During the three months ended December 31, 2008, we collected the $1.8 million receivable related to the sale of Telecom FM which took place on September 30, 2008 and which was included in prepaid and other current assets at September 30, 2008. The primary uses of cash for the three months ended December 31, 2008 were an increase in other assets of $0.2 million, a decrease in accounts payable and accrued expenses of $0.7 million, a decrease in unearned revenue of $0.2 million and a decrease in customer deposits of $0.6 million. For the three months ended December 31, 2007, the primary sources of cash were reductions in prepaid expenses of $0.5 million and inventory of $0.2 million.

The primary uses of cash from operating activities for the three months ended December 31, 2007 were an increase in accounts receivable of $1.9 million, reduction in accounts payable and accrued expenses of $0.8 million, reduction in customer deposits or $0.3 million, reduction in unearned revenue of $0.2 million and funding of cash loss of $0.7 million.
Net cash used in investing activities was $0.1 million during the three months ended December 31, 2008 as compared to cash used in investing activities of $1.2 million for the three months ended December 31, 2007. During the three months ended December 31, 2008 the primary uses of cash from investing activities was $0.1 million for software development. For the three months ended December, 2007 the primary uses of cash from investing activities were $1.0 million used for business acquisitions and $0.2 million used for capital expenditures.
Net cash used in financing activities was $3.1 million for the three months ended December 31, 2008 as compared to net cash provided by financing activities of $3.1 million for the three months ended December 31, 2007. During the three months ended December 31, 2008 the primary use of cash from financing activities were the repayment of the revolving line of credit of $2.8 million and the repayment of notes payable and capital leases of $0.3 million. For the three months ended December 31, 2007, the primary source of cash from financing activities was proceeds from revolving line of credit of $3.1 million.
Cash flows from discontinued operations for the three months ended December 31, 2008 and 2007 are minimal and are included in the condensed consolidated statement of cash flows within operating, investing and financing activities.
Our uses of cash for fiscal 2009 will be principally for working capital needs, capital expenditures and debt service. We are not anticipating significant acquisition activity in fiscal 2009. We believe that we can fund our planned business activities from a combination of cash flows from operations and funds available under our revolving line of credit which we amended on January 28, 2009.
Recent Accounting Pronouncements
See Note 2, “Summary of Significant Accounting Policies” in the Notes to the Condensed Consolidated Financial Statements for a discussion of recent accounting pronouncements and their effect, if any, on the Company.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.
Item 4t. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at December 31, 2008, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.
(b) Changes in Internal Controls
There was no change in our internal controls or in other factors that could affect these controls during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SUNAIR SERVICES CORPORATION
Date: February 13, 2009	/s/ Jack I. Ruff
Jack I. Ruff
President and Chief Executive Officer

Date: February 13, 2009	/s/ Edward M. Carriero, Jr.
Edward M. Carriero, Jr.
Chief Financial Officer