Form 10-Q
period 2009-03-31
SUNAIR SERVICES CORP
filed 2009-05-20
CIK 95366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission file number I-4334
SUNAIR SERVICES CORPORATION

(Exact name of Registrant as specified in its charter)

Florida	59-0780772

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1350 E. Newport Center Drive, Suite 201
Deerfield Beach, FL	33442-7712

(Address of principal executive offices)	(Zip Code)
(561) 208-7400

(Registrant’s telephone number, including area code)
None

(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes       ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
As of April 30, 2009, the Registrant had 13,091,088 shares outstanding of common stock.

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES
INDEX

		Page No.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of March 31, 2009 and September 30, 2008 (Unaudited)	3

	Condensed Consolidated Statements of Operations for the Six Months Ended March 31, 2009 and 2008 (Unaudited)	5

	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2009 and 2008 (Unaudited)	6

	Condensed Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive (Loss) Income for the Six Months ended March 31, 2009 (Unaudited)	7

	Condensed Consolidated Statement of Cash Flows for the Six Months Ended March 31, 2009 and 2008 (Unaudited)	8

	Notes to Unaudited Condensed Consolidated Financial Statements	10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4T.	Controls and Procedures	25

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Submission of Matters to a Vote of Security Holders	26

Item 5.	Other Information	26

Item 6.	Exhibits	27

Signatures		28
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
SUNAIR SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2009 AND SEPTEMBER 30, 2008
(UNAUDITED)

	March 31,	September 30,
	2009	2008

ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$1,267,875	$2,974,382
Accounts receivable, net	1,905,884	2,597,447
Inventories, net	1,185,965	1,403,832
Prepaid and other current assets	631,856	2,829,535

Total Current Assets	4,991,580	9,805,196

PROPERTY, PLANT, AND EQUIPMENT, net	1,601,888	1,907,213

OTHER ASSETS:

Software costs, net	439,849	246,979
Customer list, net	5,594,502	7,456,704
Goodwill	62,112,528	62,112,528
Other assets	227,751	254,790

Total Other Assets	68,374,630	70,071,001

TOTAL ASSETS	$74,968,098	$81,783,410

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2009 AND SEPTEMBER 30, 2008
(UNAUDITED)

	March 31,	September 30,
	2009	2008

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accounts payable	$1,218,066	$1,787,406
Accrued expenses	3,470,494	3,256,342
Unearned revenues	665,272	863,770
Customer deposits	2,855,478	3,149,715
Revolving line of credit, current portion	—	4,100,000
Notes payable and capital leases, current portion	2,574,012	2,306,189

Total Current Liabilities	10,783,322	15,463,422

LONG TERM LIABILITIES:

Notes payable and capital leases, net of current portion	3,101,922	3,682,184
Note payable -related party	5,000,000	5,000,000
Revolving line of credit, net of current portion	5,500,000	5,500,000

Total Long Term Liabilities	13,601,922	14,182,184

TOTAL LIABILITIES	24,385,244	29,645,606

COMMITMENTS & CONTINGENCIES

STOCKHOLDERS’ EQUITY:

Preferred stock, no par value, 8,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.10 par value, 100,000,000 shares authorized, 13,091,088 shares issued and outstanding at March 31, 2009 and September 30, 2008, respectively	1,309,110	1,309,110
Additional paid-in capital	52,872,519	52,756,311
Accumulated deficit	(3,598,775)	(1,927,617)

Total Stockholders’ Equity	50,582,854	52,137,804

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$74,968,098	$81,783,410

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)

	2009	2008

SALES	$25,324,234	$27,815,388

COST OF SALES	9,604,002	10,855,628

GROSS PROFIT	15,720,232	16,959,760

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	17,143,024	19,821,852

LOSS FROM OPERATIONS	(1,422,792)	(2,862,092)

OTHER INCOME (EXPENSES):
Interest income	1,852	108,726
Interest expense	(476,559)	(725,937)
Loss on disposal of assets	(10,353)	(6,157)
Gain on extinguishment of debt	25,000	—

Total Other Income (Expenses)	(460,060)	(623,368)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(1,882,852)	(3,485,460)

INCOME TAX PROVISION	—	—

LOSS FROM CONTINUING OPERATIONS	(1,882,852)	(3,485,460)

INCOME FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX BENEFIT OF $0 and $0 IN 2009 and 2008, RESPECTIVELY	211,694	304,451

NET LOSS	$(1,671,158)	$(3,181,009)

BASIC AND DILUTED (LOSS) INCOME PER SHARE:
CONTINUING OPERATIONS	$(0.14)	$(0.26)

DISCONTINUED OPERATIONS	$0.01	$0.02

NET LOSS	$(0.13)	$(0.24)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC and DILUTED	13,091,088	13,091,088

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)

	2009	2008

SALES	$12,604,368	$14,337,757

COST OF SALES	4,552,309	5,615,361

GROSS PROFIT	8,052,059	8,722,396

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	8,926,832	9,667,352

LOSS FROM OPERATIONS	(874,773)	(944,956)

OTHER INCOME (EXPENSES):
Interest income	151	62,689
Interest expense	(213,534)	(346,310)
Gain (loss) on disposal of assets	1,471	(10,827)

Total Other Income (Expenses)	(211,912)	(294,448)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(1,086,685)	(1,239,404)

INCOME TAX PROVISION	—	—

LOSS FROM CONTINUING OPERATIONS	(1,086,685)	(1,239,404)

INCOME FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX BENEFIT OF $0 and $0 IN 2009 and 2008, RESPECTIVELY	275,000	172,208

NET LOSS	$(811,685)	$(1,067,196)

BASIC AND DILUTED (LOSS) INCOME PER SHARE:
CONTINUING OPERATIONS	$(0.08)	$(0.09)

DISCONTINUED OPERATIONS	$0.02	$0.01

NET LOSS	$(0.06)	$(0.08)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC and DILUTED	13,091,088	13,091,088

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE (LOSS) INCOME
FOR THE SIX MONTHS ENDED MARCH 31, 2009
(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at September 30, 2008	13,091,088	$1,309,110	$52,756,311	$(1,927,617)	$52,137,804
Comprehensive income:
Net loss	—	—	—	(1,671,158)	(1,671,158)

Comprehensive loss				(1,671,158)	(1,671,158)
Share-based compensation	—	—	116,208	—	116,208

Balance at March 31, 2009	13,091,088	$1,309,110	$52,872,519	$(3,598,775)	$50,582,854

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,671,158)	$(3,181,009)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	417,499	454,946
Amortization	1,862,202	1,952,805
Bad debt reserve	107,646	168,194
Inventory reserve	—	(423,193)
Loss on sale of assets	10,353	6,157
Gain on extinguishment of debt	(25,000)	—
Stock-based compensation expense	116,208	203,087
(Increase) decrease in assets:
Accounts receivable	583,917	(1,382,957)
Inventories	217,867	202,980
Prepaid and other current assets	2,197,679	400,471
Other assets	27,039	3,875
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(355,188)	(758,450)
Unearned revenue	(198,498)	50,619
Customer deposits	(294,237)	392,892

Net Cash Provided By (Used In) Operating Activities	2,996,329	(1,909,583)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant, and equipment	(156,784)	(289,352)
Software development costs	(192,870)	—
Cash paid for business acquisitions	—	(1,000,000)
Net proceeds from sale of assets	34,257	30,796

Net Cash (Used In) Investing Activities	(315,397)	(1,258,556)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)

	2009	2008

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of line of credit	(4,100,000)	—
Proceeds from line of credit	—	3,800,000
Repayment of notes payable and capital leases	(287,439)	(80,638)

Net Cash (Used In) Provided By Financing Activities	(4,387,439)	3,719,362

Effect of exchange rate fluctuations on cash	—	(56,457)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,706,507)	494,766

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,974,382	2,781,838

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,267,875	$3,276,604

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$529,822	$676,228

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt incurred in acquisitions	$—	$600,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Basis of Consolidated Financial Statement Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Sunair Services Corporation and its subsidiaries (the “Company”), required to be consolidated in accordance with U.S. generally accepted accounting principles (GAAP). The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the accounting policies described in the September 30, 2008 Annual Report on Form 10-K and should be read in conjunction with the consolidated financial statements and notes thereto.
The unaudited condensed consolidated financial statements for the six and three months ended March 31, 2009 and 2008 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 8 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain only normal recurring adjustments necessary to present fairly the Company’s financial position as of March 31, 2009, and the results of its operations and cash flows for the six and three months ended March 31, 2009 and 2008. Operating results for the six months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2009.
2. Summary of Significant Accounting Policies
Revenue Recognition
The Company’s revenue recognition policies are designed to recognize revenues at the time services are rendered or when goods change hands.
Lawn and ornamental services are primarily recurring in nature on a bi-monthly basis. In general, lawn and ornamental customers sign an initial one year contract, and revenues are recognized when services are rendered. The Company offers a discount to those customers who prepay a full year of services. The Company defers recognition of these advance payments and the related discounts until the underlying services have been rendered.
Pest control services primarily are billed annually with services being rendered on a semi-annual basis. In general, pest control customers sign an initial one year contract. The Company recognizes revenue over the life of these contracts in proportion to the direct costs incurred. These costs have a direct relationship to the fulfillment of the Company’s obligations under the contracts and are representative of the value provided to the customer.
Termite baiting is primarily billed annually with revenues recognized as services are rendered. At the inception of a new baiting services contract, the system is installed. The Company recognizes revenue for the installation of the monitoring stations, initial directed liquid termiticide treatment and rendering of the initial monitoring services. The remaining portion of the annual fees billed are deferred and recognized as the remaining inspection and monitoring services are rendered over the annual period. Baiting renewal revenue is deferred and recognized over the annual period when the inspection and monitoring services are actually rendered. Liquid and drywood termite application revenues, both initial and renewal, are recognized when the services are rendered.
Reclassification
Certain reclassifications of amounts previously reported have been made to the accompanying consolidated financial statements in order to maintain consistency and comparability between periods presented.
In September 2008, the Company sold Telecom FM Ltd. (“Telecom FM”) For purposes of comparability, the results of the operations have been reclassified from continuing operations to discontinued operations for the six and three months ended March 31, 2008 presented in the accompanying condensed consolidated statements of operations. See Note 9 — Discontinued Operations.

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
As of March 31, 2009, the Company did not have any financial liabilities or assets that are measured at fair value as defined under FASB No. 157.
In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2 deferring the effective date of FASB No. 157 for nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008 (fiscal year ending September 30, 2010 for the Company). FSP 157-2 delays the effective date of FASB No. 157 to fiscal years beginning after November 15, 2008 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) and will be adopted by the Company beginning in the first quarter of fiscal 2010. Although the Company will continue to evaluate the application of FSP 157-2, management does not currently believe adoption will have a material impact on the Company’s financial condition or operating results.
The Company also adopted FASB No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115 (“FASB No. 159”), during the first quarter of fiscal 2009. FASB No. 159 allows companies to choose to measure eligible financial instruments and certain other items at fair value that are not required to be measured at fair value. FASB No. 159 requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings at each reporting date. The Company adopted FASB No. 159 but has not elected the fair value option for any eligible financial instruments.
Recent Accounting Pronouncements
In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.” This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and shall be included in the computation of earnings per share pursuant to the two class method. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data to conform to the provisions in this FSP. The provisions of FSP No. EITF 03-6-1 are effective for the Company retroactively in the first quarter ending December 31, 2009. The Company is in the process of evaluating the impact of FSP No. EITF 03-6-1 on the calculation and presentation of earnings per share in its consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB No. 142, Goodwill and Other Intangible Assets. This FSP is effective for fiscal years beginning after December 31, 2008 (fiscal year ending September 30, 2010 for the Company), and interim periods within those fiscal years (interim period December 31, 2009 for the Company). Early adoption is prohibited. The Company is currently assessing the impact that FSP No. FAS 142-3 will have on its financial position, cash flows, and results of operations.
In December 2007, the FASB issued SFAS No. 141 (revised 2007) “Business Combinations” (“FASB No. 141(R)”). FASB No. 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. FASB No. 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any non-controlling interest at their fair values as of the acquisition date. FASB No. 141(R) also requires that acquisition-related costs be recognized separately from the acquisition. FASB No. 141(R) is effective for the Company for fiscal year ending September 30, 2010. The Company is currently assessing the impact of FASB No. 141(R) on its consolidated financial position and results of operations.
In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“FASB No. 160”). The objective of FASB No. 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations. FASB No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of FASB No. 141 (R). This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this Statement is the same as that of the related Statement 141(R). FASB No. 160 will be effective for the Company’s fiscal year ending September 30, 2010. This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. The Company is currently assessing the impact of FASB No. 160 on its consolidated financial statements.
3. Acquisition
On October 2, 2007, Middleton Pest Control, Inc. (“Middleton”) acquired substantially all the assets of Marshall Pest Control of SW FL, Inc. (“Marshall”) , a lawn and pest control services company located in Naples, Florida for $1.6 million, consisting of $1.0 million in cash and $0.6 million in the form of a promissory note. In addition, the Company incurred working capital adjustments and transaction costs of approximately $0.3 million.
The following table sets forth the allocation of the purchase price to Marshall tangible and intangible assets acquired and liabilities assumed as of October 2, 2007:

Goodwill	$1,487,775
Customer list	225,204
Accounts receivable	68,989
Inventory	13,199
Fixed assets	62,475

Total	$1,857,642

Pro-Forma Results of Operations
The pro-forma results of operations for the six months ended March 31, 2008 are not presented since there was an insignificant difference between pro-forma and actual results for the period as our sole acquisition Marshall was acquired on October 2, 2007.

4. Revolving Line of Credit
The Company has a line of credit with a financial institution collateralized by substantially all of the assets of the Company. The maximum credit limit was $7.5 million as of March 31, 2009. Interest is compounded daily based upon the LIBOR plus 5.00%. The interest rate at March 31, 2009 was approximately 5.50%. Interest expense incurred on the line of credit amounted to $208,457 and $87,829 for the six and three months ended March 31, 2009, respectively and $324,573 and $163,601 for the six and three months ended March 31, 2008, respectively. The outstanding balance on the revolving line of credit at March 31, 2009 and September 30, 2008, respectively, amounted to $5.5 million and $9.6 million, of which $0 and $4.1 million was classified as a current liability, respectively. At March 31, 2009, the availability under the revolving line of credit amounted to $1,750,000, which is net of a $250,000 outstanding letter of credit.
On January 28, 2009, the Company modified certain terms and conditions of its revolving line of credit representing the third amendment to the credit agreement. Among the amended terms and conditions was the extension of the maturity date to January 2, 2010 and reduction of the maximum credit limit from $11.75 million on September 30, 2008 to $7.75 million on December 31, 2008, to $7.5 million on March 31, 2009, to $6.75 million on June 30, 2009 and to $5.5 million on September 30, 2009. In addition, there were amendments to the financial covenants relating to the consolidated EBITDA, leverage ratio and fixed charge coverage ratio, which amendments were effective for the quarter ended September 30, 2008. The consolidated EBITDA requirement and the fixed charge coverage ratio were reduced and the leverage ratio was increased. As of March 31, 2009, the Company was in compliance with its financial covenants. On May 19, 2009, the Company obtained an extension of the maturity date of the revolving line of credit to April 2, 2010.
5. Notes Payable
The Company has a capital lease for certain office equipment. The balance of the capital lease at March 31, 2009 and September 30, 2008, totaled $10,839 and $12,808, respectively.
The Company has a note payable with a financial institution for leased office build-out costs. The notes bears interest at 5.60% per annum, payable in monthly installments of principal and interest in the amount of $3,285 through March 29, 2011. Balances at March 31, 2009 and September 30, 2008, totaled $74,351 and $91,680, respectively.
The Company has notes payable with financial institutions for automobile loans. Interest rates range from 7.9% to 9.6% per annum, payable in monthly installments of principal and interest ranging in the amounts of $260 to $425, expiring in various years through 2011. Balances at March 31, 2009 and September 30, 2008, totaled $13,744 and $31,885, respectively.
The Company has subordinated notes payable relating to certain acquisitions, the most recent of which is described in Note 3- Acquisition, which bear interest at 6% and 7% with one note payable bearing interest at LIBOR plus 2% per annum (3.97% at March 31, 2009), with interest payable in semi-annual installments ranging in the amounts of $3,000 to $36,000 and principal due at maturity. The notes expire in various years through 2011. On November 10, 2008, a $25,000 promissory note issued by the Company in connection with the purchase of the assets of Valentine’s Indoor Pest Management, Inc. was forgiven by the seller pursuant to an agreement among the parties regarding certain employment related issues. The Company recorded a gain of $25,000 during the six months ended March 31, 2009. During the quarter ended March 31, 2009, the Company renegotiated and extended the due date of a $1.2 million promissory note, issued in connection with the purchase of the assets of Ron Fee, Inc., from March 31, 2009 to April 1, 2010. The Company renegotiated and extended the due date of a $175,000 promissory note, issued in connection with the purchase of the assets of Pestec Pest Control, Inc., from February 28, 2009 to February 28, 2010. The note payable balances for the acquisition debt at March 31, 2009 and September 30, 2008, totaled $5,577,000 and $5,852,000, respectively.
Interest expense incurred for the notes payable amounted to $176,286 and $86,971 for the six and three months ended March 31, 2009, respectively and $217,528 and $107,640 for the six and three months ended March 31, 2008, respectively
Minimum future principal payments required under the above notes payable as of March 31, 2009, for each of the next five years and in the aggregate are:

2009	$2,574,012
2010	2,558,124
2011	543,798
2012	—
2013	—
Thereafter	—

5,675,934
Less: current portion	2,574,012

Long-term portion	$3,101,922

6. Note Payable-Related Party
The Company has a $5,000,000 subordinated note payable, of which $4,000,000 is payable to a related party, in connection with the acquisition of Middleton. The related party is Mr. Charles Steinmetz, the former CEO of Middleton from 1977 to June 2005, who also served as CEO of Middleton from January 18, 2008 to July 25, 2008. Mr. Steinmetz was the majority owner of Middleton from 1977 until it was purchased by the Company in June 2005 and has served as a director of the Company since that time. Interest is paid semi-annually at prime (3.25% as of March 31, 2009). The note payable is due in full on the earlier of i) fifteen business days subsequent to the closing of a voluntary sale or transfer of all or substantially all of the Company’s assets or all of the Company’s capital stock to a person other than an affiliate of the Company or ii) June 7, 2010. Interest expense related to this note payable amounted to $91,815 and $38,733 for the six and three months ended March 31, 2009, respectively, of which $73,452 and $30,986 pertained to Mr. Steinmetz, respectively. Interest expense related to this note payable amounted to $183,835 and $75,068 for the six and three months ended March 31, 2008, respectively, of which $147,068 and $60,055 pertained to Mr. Steinmetz, respectively.
7. Income Taxes
The Company did not have an income tax provision or benefit for the six and three months ended March 31, 2009 and 2008. The Company has $17.8 million of net operating losses carryforwards which expire in 2029 and which are fully reserved. In addition, the Company does not have any net operating loss carrybacks. The Company also has $2.0 million of capital loss carryforwards which expire in 2014 and which are fully reserved. As a result, the Company was unable to recognize an income tax benefit for the six and three months ended March 31, 2009 and 2008.
8. Stock Options
At the annual meeting of shareholders held on February 4, 2005, the shareholders approved the adoption of the Company’s 2004 Stock Incentive Plan (“the Stock Incentive Plan”) with an aggregate of 800,000 shares of the Company’s unissued common stock. The 800,000 shares authorized under the Stock Incentive Plan are reserved for issuance to officers, directors, employees and prospective employees as incentive stock options, non-qualified stock options, restricted stock awards, other equity awards and performance based stock incentives. The option price, numbers of shares and grant date are determined at the discretion of the Company’s board of directors or the committee overseeing the Stock Incentive Plan.
There were 45,000 and 369,000 options granted during the three months ended March 31, 2009 and 2008, respectively.
Stock option activity for the six months ended March 31, 2009 is as follows:

		Weighted
		Avg. Exercise	Remaining
	Shares	Price	Life
Options outstanding at October 1, 2008	857,949	$4.59	5.88
Granted	45,000	$1.56
Exercised	—	$—
Expired/Forfeited	(272,374)	$5.10

Options outstanding at March 31, 2009	630,575	$4.16	5.75
Options exercisable at March 31, 2009	390,935	$5.37	4.99
Options available for future grants at March 31, 2009	209,425
Included in the 630,575 options outstanding are 40,000 options that were granted outside of the Stock Incentive Plan.

Fair Value
The Company recognizes expense related to the fair value of stock-based compensation awards in accordance with FASB No. 123R and has elected the modified prospective transition method as permitted by this guidance, under which stock-based compensation for the three months ended March 31, 2009 and 2008 is based on grant date fair value estimated in accordance with the provisions of FASB No. 123R. In addition, options granted to certain members of the board of directors as payment for Board services recorded in accordance with FASB No. 123R and the issuance of restricted stock awards and stock units are also included in stock-based compensation for the three months ended March 31, 2009 and 2008. The Company recognizes compensation expense for restricted stock awards and restricted stock units on a straight-line basis over the requisite service period of the award. The Company recorded stock-based compensation expense which has been classified as selling, general and administrative expenses of $116,208 and $76,759 for the six months and three months ended March 31, 2009, respectively, and $203,087 and $61,075 for the six months and three months ended March 31, 2008, respectively.
The fair value of stock-based awards was estimated using the Black-Scholes model, on the date of grant, with the following weighted-average assumptions:

For the Six Months Ended March 31,
	2009	2008
Expected dividend yield	—	—
Expected price volatility	64.87-65.13%	63.76-64.36%
Risk-free interest rate	1.48-1.60%	2.8-3.09%
Expected life of options	4.5-5.25 years	4.5-5.25 years
The Company’s computation of the expected volatility for the three months ended March 31, 2009 and 2008 is based primarily upon historical volatility and the expected term of the option. The Company continues to use the simplified method of determining the expected term provided under SAB 110 as sufficient historical data is not available. The interest rate is based on the U.S. Treasury yield in effect at the time of grant for a period commensurate with the estimated expected life.
As of March 31, 2009, approximately $302,360 of total unrecognized compensation costs related to non-vested stock options is expected to be recognized over a weighted average period of 1.67 years.
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
As of September 30, 2008 a reserve was set up for the entire amount of a $2.0 million note receivable due from Sunair Electronics LLC, relating to the sale of our legacy high frequency radio business, as collection of this note is doubtful due to recent adverse developments at Sunair Electronics LLC. In February 2009 a payment of $275,000 was received from Sunair Electronics LLC as settlement of the note receivable. This amount was recorded as income from discontinued operations in the accompanying condensed consolidated statements of operations for the six and three months ended March 31, 2009.

The accompanying unaudited condensed consolidated statements of operations for the six months ended March 31, 2009, respectively and the six months ended March 31, 2008, respectively, have been adjusted to classify Telecom FM, Percepia Inc. and Sunair Communications, Inc. as discontinued operations. Selected statements of operations data for the Company’s discontinued operations is as follows:

	For the Six Months Ended March 31,
	2009	2008
Income from discontinued operations	$211,694	$304,451

Pre-tax income from discontinued operations	211,694	304,451
Income tax benefit	—	—

Income from discontinued operations, net of income tax	$211,694	$304,451

10. Commitments and Contingencies
The Company leases office space under operating leases expiring in various years through 2012, and vehicles under operating leases expiring in various years through 2013. Certain leases provide for renewal options for periods from one to five years at their fair rental value at the time of renewal. In the normal course of business, operating leases are generally renewed or replaced by other leases. Rent expense and vehicle lease expense was $1,630,863 and $809,652 for the six and three months ended March 31, 2009, respectively, and $1,792,213 and $954,846 for the six and three months ended March 31, 2008, respectively.
Litigation
The Company is involved in litigation from time to time in the ordinary course of our business. The Company does not believe that any litigation in which the Company is currently involved, individually or in the aggregate, is material to the Company’s financial condition or results of operations.
Lawsuit filed by the Dissident Group against the Company
On February 19, 2009, Michael Brauser, Dru Schmitt and Michael Herman (the “Dissident Group”) filed a complaint in the Fifteenth Judicial Circuit Court (“Court” or the “Palm Beach Court”) in Palm Beach County, Florida against the Company, Coconut Palm Capital Investors II, Ltd. (“Coconut Palm”) and Coconut Palm Capital Investors II, Inc. (“Coconut Palm Inc.”). The claims relate to the Dissident Group’s action to take control of the Company by replacing the Company’s current Board and replacing it with their six nominees and a claim that certain proxies granted to Coconut Palm Inc. by Mr. Brauser and Mr. Schmitt are not valid.
In the complaint, the Dissident Group demanded that (i) the Company provide it with a copy of the Company’s shareholder list as of January 28, 2009, the record date for the Annual Meeting of Shareholders, and pre-addressed mailing labels for the Company’s shareholders as of the record date, (ii) the Court issue a declaratory judgment relating to the validity of proxies granted to Coconut Palm Inc. by Mr. Brauser and Mr. Schmitt and (iii) that the Court enjoin the Company’s Annual Meeting to be held on March 18, 2009 because the Company’s proxy materials contain misrepresentations and omissions of material facts. On March 17, 2009, the Company, Coconut Palm and Coconut Palm Inc. filed a motion to remove the lawsuit to the United States District Court, the Southern District of Florida (“Federal Court”), which the Palm Beach Court granted two days later. On April 16, 2009, the Dissident Group filed a motion to remand the lawsuit to the state court, the Palm Beach Court, and no hearing date has been set for this motion yet. On March 24, 2009, the Company, Coconut Palm and Coconut Palm Inc. filed a motion to dismiss the lawsuit and the Dissident Group’s deadline for responding to this motion is May 18, 2009. The Company believes this lawsuit is without merit and intends to vigorously defend itself.
Complaint filed by the Company against the Dissident Group
On March 12, 2009, the Company filed a complaint in the Federal Court against the Dissident Group and certain other co-defendants for violations of federal securities laws. The complaint relates to actions that have arisen in connection with the information statement that the Dissident Group filed with the SEC on January 28, 2009, as amended on February 25th, March 6th and March 9, 2009 (collectively, the “Information Statement”), in which the Dissident Group sought to remove the Company’s current Board of Directors and replace it with their nominees.
The complaint alleges that the Dissident Group and certain other co-defendants unlawfully solicited proxies from the Company’s shareholders in violation of Section 14(a) and 14(c) of the Exchange Act in connection with their actions to take control of the Company and replace the Company’s current Board of Directors with their six nominees. It also alleges that the Information Statement filed by the Dissident Group omits material information relating to Mr. Brauser’s background, including civil fraud litigation and a bankruptcy proceeding involving a company owned by Mr. Brauser.
With its lawsuit, the Company is seeking injunctive relief against the Dissident Group to prevent them from voting any proxies obtained in the unlawful proxy solicitation, requiring corrective disclosure in the Information Statement and establishing a 90-day cooling off period before the Dissident Group can commence any further activity relating to a change of control. On April 1, 2009 and April 29, 2009, the Dissident Group filed motions for an extension of time to respond to the complaint. The Federal Court entered orders granting an extension of time to the Dissident Group and its response is due by June 1, 2009.
11. Goodwill and Intangible Assets
Goodwill and intangible assets consist of the following at March 31, 2009 and September 30, 2008:

	Goodwill	Customer Lists	Total
Ending balance, September 30, 2008	$62,112,528	$7,456,704	$69,569,232
Less amortization expense	—	(1,862,202)	(1,862,202)

Ending balance, March 31, 2009	$62,112,528	$5,594,502	$67,707,030

The table below reflects the estimated annual customer account amortization for each of the five succeeding years of the Company’s existing customer account base as of March 31, 2009:

Annual
Amortization
Expense
2009	$2,793,302
2010	2,150,065
2011	539,536
2012	111,599
2013	—

Total Amortization Expense	$5,594,502

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
The Amended Management Services Agreement is for a three year term, commenced on February 8, 2008 and expires on February 7, 2011. The Company pays RPC a monthly management fee equal to one (1%) of the monthly gross revenues of the Company, which are payable monthly based on the average monthly revenues of the preceding quarter. RPC will also receive a transaction fee of up to 2% of the Aggregate Consideration received by the Company in a Transaction (as such capitalized terms are defined in the Management Services Agreement). Pursuant to the Management Services Agreement, RPC provides the Company with services similar to those provided in the Previous Management Services Agreement. After the initial term of three years, the Management Services Agreement will automatically renew for successive one year terms, unless either RPC or the Company terminates the agreement upon 30 days notice. The management fees paid by the Company to RPC, for the six and three months ended March 31, 2009 totaled $269,055 and $118,951, respectively, and $689,470 and $298,845 for the six and three months ended March 31, 2008, respectively.
The Company issued a note payable to a related party in connection with the acquisition of Middleton, as discussed in Note 6-Note
Payable-Related Party.
Item 2. Management’s Discussion And Analysis of Financial Condition and Results of Operations
Cautionary Statement Regarding Forward Looking Information:
Some of the statements in this Quarterly Report, including those that contain the words “anticipate,” “believe,” “plan,” “estimate,” “expect,” “should,” “intend” and other similar expressions, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Those forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements or those of our industry to be materially different from any future results, performance or achievements expressed or implied by those forward-looking statements. Among the factors that could cause actual results, performance or achievement to differ materially from those described or implied in the forward-looking statements are general economic conditions, competition, potential technology changes, changes in or the lack of anticipated changes in the regulatory environment, the risks inherent in new product and service introductions and the entry into new geographic markets and other factors included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008 filed with the Securities and Exchange Commission (the “SEC”) on January 13, 2009 and other filings with the SEC. Copies of our SEC filings are available from the SEC or may be obtained upon request from us. We do not undertake any obligation to update the information contained herein, which speaks only as of this date.

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
Results of Operations
Results of Operations for the Three Months Ended March 31, 2009 as Compared to the Three Months Ended March 31, 2008.
Revenue, Cost of Sales, and Gross Profit:

	(dollars in thousands)
	For the Three Months Ended March 31,
	2009	2008
Revenue:	$12,604	$14,338
Cost of sales	4,552	5,615

Gross Profit	$8,052	$8,723

Revenue
Revenue from lawn and pest control services is comprised of lawn, pest control and termite services. Revenue decreased by $1.7 million or 12.1% for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. The decrease was the result of a decline in new sales and renewals, which was expected considering the overall economic downturn experienced in the latter part of our fiscal 2008 and has continued into our fiscal 2009.

Cost of Sales
Cost of sales decreased by $1.1 million or 18.9 % to $4.6 million or 36.1% of revenue for the three months ended March 31, 2009 as compared to $5.6 million or 39.2% of revenue for the three months ended March 31, 2008 due to the following factors:
•	Payroll costs decreased $0.3 million for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. The reduction in payroll costs was due to a decrease in sales activity and a change in the compensation program for pest control technicians.

•	Chemical costs decreased $0.3 million for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008, proportionate to the decrease in sales.

•	Vehicle costs decreased $0.4 million for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. Vehicle lease costs decreased $0.1 million due to a reduction in the size of the vehicle fleet. Fuel decreased $0.2 million due to a decrease in oil prices. Vehicle repairs and maintenance decreased $0.1 million due to a reduction in the size of the fleet and a discontinuation of our third party vehicle maintenance program.
Gross Profit
The gross profit of the lawn and pest control services decreased by $0.7 million or 7.7% to $8.1 million or 63.9% of revenue for three months ended March 31, 2009 as compared to $8.7 million or 60.8% of revenue for the three months ended March 31, 2008.
Operating Expenses:
Selling, General and Administrative Expenses:

	(dollars in thousands)
	For the Three Months Ended March 31,
	2009	2008
Selling	$1,332	$1,467
General and administrative	6,473	7,078
Depreciation and amortization	1,122	1,123

Total operating expenses	$8,927	$9,668

Total operating expenses decreased by $0.7 million or 7.7% to $8.9 million or 70.8% of revenue for the three months ended March 31, 2009 as compared to $9.7 million or 67.4% of revenue for the three months ended March 31, 2008. Due to the reduction in new sales and the expected decline in the economic outlook for 2009, we made a concerted effort to further reduce our operating expenses.
Selling expenses decreased by $0.1 million or 9.2% to $1.3 million or 10.6% of revenue for the three months ended March 31, 2009 as compared to $1.5 million or 10.2% of revenue for three months ended March 31, 2008.
•	Advertising costs increased by $0.2 million for the three months ended March 31, 2009 as compared to the same time period in 2008. The Company increased its advertising spending in the spring to coincide with the termite season and the beginning of the pest season.
•	Sales payroll costs decreased by $0.3 million for the three months ended March 31, 2009 as compared to the same time period in 2008. The reduction in sales payroll costs was due to a decrease in sales commissions paid as a result of a decrease in revenue.
General and administrative expenses decreased by $0.6 million or 8.5% to $6.5 million or 51.4% of revenue for three months ended March 31, 2009 as compared to $7.1 million or 49.4% of revenue for the three months ended March 31, 2008.
•	Middleton’s general and administrative expenses decreased by $1.0 million for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. Payroll expenses decreased by $0.2 million primarily due to a reduction in headcount. Vehicle expenses decreased $0.2 million due to lower fuel costs and reduced fleet size. Professional fees decreased $0.1 million. Health insurance expenses decreased by $0.1 million due to a reduction in headcount. Bad debt expenses decreased by $0.1 million due to improved collections. Office and printing expenses decreased by $0.1 million primarily due to the closing of branch offices.

•	Corporate general and administrative expenses increased by $0.4 million for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. Management fees decreased by $0.2 million as a result of the Amended Management Services Agreement between the Company and RPC (a related party) that commenced on February 8, 2008, resulting in lower management fees. Professional fees increased by $0.5 million. The Company incurred $0.5 million in legal and SEC costs related to a shareholder dispute. Investment bank fees of $0.1 were incurred in connection with an evaluation of strategic alternative opportunities for the Company.
Depreciation and amortization expenses remained flat for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008.
Other Income (Expenses):

	(dollars in thousands)
	For the Three Months Ended March 31,
	2009	2008
Interest income	$—	$63
Interest expense	(213)	(346)
Gain (loss) on disposal of assets	1	(11)

Total other expenses	$(212)	$(294)

Other expenses decreased by $0.1 million or 27.9% for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 primarily related to a decrease in interest expense. Lower interest rates on the revolving line of credit and note payable — related party resulted in lower interest expense for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. The interest rate on the revolving line of credit was 5.50% at March 31, 2009 compared to 7.49% at March 31, 2008. In addition, we have paid down the outstanding balance on the revolving line of credit by approximately $5.0 million since March 31, 2008.
Income Tax (Provision) from Continuing Operations:

	(dollars in thousands)
	For the Three Months Ended March 31,
	2009	2008
Income tax (provision) benefit	$—	$—

The income tax provision from continuing operations for the three months ended March 31, 2009 and 2008 was zero. The Company did not recognize an income tax benefit for the three months ended March 31, 2009 as the Company has $17.8 million of net operating losses carryforwards which expire in 2029 and which are fully reserved. In addition, the Company does not have any operating loss carrybacks. The Company also has $2.0 million of capital loss carryforwards which expire in 2014 and which are fully reserved. As a result the Company was unable to recognize an income tax benefit for the quarter ended March 31, 2009 and 2008.
Discontinued Operations:

	(dollars in thousands)
	For the Three Months Ended March 31,
	2009	2008
Sunair Communications — Net gain	$275	$—
Telecom FM — Net income	—	172

Pre-tax income from discontinued operations	275	172
Income tax benefit	—	—

Income from discontinued operations, net of income taxes	$275	$172

Our significant divestitures have been recorded as discontinued operations:
•	On September 30, 2008 we completed the sale of all the issued and outstanding stock of Telecom FM, a wholly owned subsidiary operating in our Telephone Communications business segment. The effective date of the sale was September 1, 2008. The aggregate purchase price paid to the Company for Telecom FM was $3.6 million, which included the payment of outstanding inter-company debt in the amount of $1.2 million. The gain on the sale of Telecom FM amounted to $0.4 million. The activity for the three months ended March 31, 2008 represents the operations of Telecom FM for that period.
•	As of September 30, 2008 a reserve was set up for the entire amount of a $2.0 million note receivable due from Sunair Electronics LLC, relating to the sale of our legacy high frequency radio business, as collection of this note is doubtful due to recent adverse developments at Sunair Electronics LLC. In February 2009 a payment of $275,000 was received from Sunair Electronics LLC as settlement of the note receivable. This amount was recorded as income from discontinued operations in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2009.
Results of Operations
Results of Operations for the Six Months Ended March 31, 2009 as Compared to the Six Months Ended March 31, 2008.
Revenue, Cost of Sales, and Gross Profit:

	(dollars in thousands)
	For the Six Months Ended March 31,
	2009	2008
Revenue:	$25,324	$27,815
Cost of sales	9,604	10,855

Gross Profit	$15,720	$16,960

Revenue
Revenue from lawn and pest control services is comprised of lawn, pest control and termite services. Revenue decreased by $2.5 million or 9.0% for the six months ended March 31, 2009 as compared to the six months ended March 31, 2008. The decrease was the result of a decline in new sales and renewals, which was expected considering the overall economic downturn experienced in the latter part of our fiscal 2008 and has continued into our fiscal 2009.
Cost of Sales
Cost of sales decreased by $1.3 million or 11.5 % to $9.6 million or 37.9% of revenue for the six months ended March 31, 2009 as compared to $10.9 million or 39.0% of revenue for the six months ended March 31, 2008 due to the following factors:
•	Payroll costs decreased $0.4 million for the six months ended March 31, 2009 as compared to the six months ended March 31, 2008. The reduction in payroll costs was due to a decrease in sales activity and a change in the compensation program for pest control technicians.
•	Chemical costs decreased $0.2 million for the six months ended March 31, 2009 as compared to the six months ended March 31, 2008, due to the decrease in sales.
•	Vehicle costs decreased $0.6 million for the six months ended March 31, 2009 as compared to the six months ended March 31, 2008. Vehicle lease costs decreased $0.1 million due to a reduction in the size of the vehicle fleet. Fuel decreased $0.3 million due to a decrease in oil prices. Vehicle repairs and maintenance decreased $0.2 million due to a reduction in the size of the fleet and a discontinuation of our third party vehicle maintenance program.

Gross Profit
The gross profit of the lawn and pest control services decreased by $1.2 million or 7.3% to $15.7 million or 62.1% of revenue for six months ended March 31, 2009 as compared to $17.0 million or 61.0% of revenue for the six months ended March 31, 2008.
Operating Expenses:
Selling, General and Administrative Expenses:

	(dollars in thousands)
	For the Six Months Ended March 31,
	2009	2008
Selling	$2,203	$3,021
General and administrative	12,704	14,556
Depreciation and amortization	2,236	2,245

Total operating expenses	$17,143	$19,822

Total operating expenses decreased by $2.7 million or 13.5% to $17.1 million or 67.7% of revenue for the six months ended March 31, 2009 as compared to $19.8 million or 71.3% of revenue for the three months ended March 31, 2008. Due to the reduction in new sales and the expected decline in the economic outlook for 2009, we made a concerted effort to further reduce our operating expenses.
Selling expenses decreased by $0.8 million or 27.1% to $2.2 million or 8.7% of revenue for the six months ended March 31, 2009 as compared to $3.0 million or 10.9% of revenue for six months ended March 31, 2008.
•	Advertising costs decreased by $0.1 million for the six months ended March 31, 2009 as compared to the same time period in 2008 mainly due to reduced use of television advertising.

•	Sales payroll costs decreased by $0.7 million for the six months ended March 31, 2009 as compared to the same time period in 2008. The reduction in sales payroll costs was due to a decrease in sales commissions paid as a result of a decrease in new sales activity.
General and administrative expenses decreased by $1.9 million or 12.7% to $12.7 million or 50.2% of revenue for six months ended March 31, 2009 as compared to $14.6 million or 52.3% of revenue for the six months ended March 31, 2008.
•	Middleton’s general and administrative expenses decreased by $1.9 million for the six months ended March 31, 2009 as compared to the six months ended March 31, 2008. Payroll expenses decreased by $0.5 million primarily due to a reduction in headcount. Vehicle expenses decreased $0.3 million due to lower fuel costs and reduced fleet size. Office and printing expenses decreased by $0.2 million primarily due to lower costs for printed materials and the closing of branch offices. Health insurance decreased $0.2 million due to a reduction in headcount. Bad debt expense decreased $0.1 million due to improved collections. Outsourcing costs decreased by $0.3 million, primarily due to a decrease in professional fees. Facility costs decreased by $0.1 million and customer damage costs decreased by $0.1 million.

•	Corporate general and administrative expenses were flat for the six months ended March 31, 2009 as compared to the six months ended March 31, 2008. An increase of $0.4 million in legal and professional fees, primarily due to a shareholders’ dispute was offset by a decrease in management fees of $0.4 million, a result of the Amended Management Services Agreement between the Company and RPC Financial Advisors, LLC, (a related party), that commenced on February 8, 2008, which resulted in lower management fees.
Depreciation and amortization expenses remained flat for the six months ended March 31, 2009 as compared to the six months ended March 31, 2008.

Other Income (Expenses):

	(dollars in thousands)
	For the Six Months Ended March 31,
	2009	2008
Interest income	$2	$109
Interest expense	(477)	(726)
Loss on disposal of assets	(10)	(6)
Gain on extinguishment of debt	25	—

Total other expenses	$(460)	$(623)

Other expenses decreased by $0.2 million or 26.2% for the six months ended March 31, 2009 as compared to the six months ended March 31, 2008 primarily related to a decrease in interest expense. Lower interest rates on the revolving line of credit and note payable — related party resulted in lower interest expense for the six months ended March 31, 2009 as compared to the six months ended March 31, 2008. The interest rate on the revolving line of credit was 5.50% at March 31, 2009 compared to 7.49% at March 31, 2008. In addition, we have paid down the outstanding balance on the revolving line of credit by approximately $5.0 million since March 31, 2008.
Income Tax (Provision) from Continuing Operations:

	(dollars in thousands)
	For the Six Months Ended March 31,
	2009	2008
Income tax (provision) benefit	$—	$—

The income tax provision from continuing operations for the six months ended March 31, 2009 and 2008 was zero. The Company did not recognize an income tax benefit for the six months ended March 31, 2009 as the Company has $17.8 million of net operating losses carryforwards which expire in 2029 and which are fully reserved. In addition, the Company does not have any operating loss carrybacks. The Company also has $2.0 million of capital loss carryforwards which expire in 2014 and which are fully reserved. As a result the Company was unable to recognize an income tax benefit for the six months ended March 31, 2009 and 2008.
Discontinued Operations:

	(dollars in thousands)
	For the Six Months Ended March 31,
	2009	2008
Sunair Communications, Inc. — Net gain	$216	$—
Percepia — Net loss	(4)	—
Telecom FM — Net income	—	304

Pre-tax income from discontinued operations	212	304
Income tax benefit	—	—

Income from discontinued operations, net of income taxes	$212	$304

Our significant divestitures have been recorded as discontinued operations:
•	On September 30, 2008 we completed the sale of all the issued and outstanding stock of Telecom FM, a wholly owned subsidiary operating in our Telephone Communications business segment. The effective date of the sale was September 1, 2008. The aggregate purchase price paid to the Company for Telecom FM was $3.6 million, which included the payment of outstanding inter-company debt in the amount of $1.2 million. The gain on the sale of Telecom FM amounted to $0.4 million. The activity for the three months ended March 31, 2008 represents the operations of Telecom FM for that period.
•	As of September 30, 2008 a reserve was set up for the entire amount of a $2.0 million note receivable due from Sunair Electronics LLC, relating to the sale of our legacy high frequency radio business, as collection of this note is doubtful due to recent adverse developments at Sunair Electronics LLC. In February 2009 a payment of $275,000 was received from Sunair Electronics LLC as settlement of the note receivable. This amount was recorded as income from discontinued operations in the accompanying condensed consolidated statements of operations for the six months ended March 31, 2009.

Liquidity and Capital Resources
Generally our working capital needs are funded from operations and advances under our revolving line of credit. In the lawn care and pest control business customers are billed when service is rendered and payment is usually received in less than thirty (30) days.
As of March 31, 2009, our liquidity and capital resources included cash and equivalents of $1.3 million, a working capital deficit of $5.8 million and $1.8 million was available under our revolving line of credit. As of September 30, 2008, our liquidity and capital resources included cash and equivalents of $3.0 million, a working capital deficit of $5.7 million and $1.4 million available under our revolving line of credit.
Cash provided by operating activities was $3.0 million for the six months ended March 31, 2009 as compared to cash used in operating activities of $1.9 million for the six months ended March 31, 2008. During the six months ended March 31, 2009 the primary sources of cash from operating activities were a decrease in accounts receivable of $0.6 million, a decrease in inventories of $0.2 million, and a decrease in prepaid and other assets of $2.2 million. During the six months ended March 31, 2009, we collected the $1.8 million receivable related to the sale of Telecom FM which took place on September 30, 2008 and which was included in prepaid and other current assets at September 30, 2008. The primary uses of cash for the six months ended March 31, 2009 were an decrease in accounts payable and accrued expenses of $0.4 million, a decrease in unearned revenue of $0.2 million and a decrease in customer depositions of $0.3 million. For the six months ended March 31, 2008, the primary sources of cash were reductions in prepaid expenses of $0.4 million and inventory of $0.2 million and an increase of $0.4 million in customer deposits. The primary uses of cash from operating activities for the six months ended March 31, 2008 were an increase in accounts receivable of $1.4 million and a reduction in accounts payable and accrued expenses of $0.8 million.
Net cash used in investing activities was $0.3 million during the six months ended March 31, 2009 as compared to cash used in investing activities of $1.3 million for the six months ended March 31, 2008. During the six months ended March 31, 2009 the primary uses of cash from investing activities were $0.2 million for capital expenditures and $0.2 million for software development. For the six months ended March 31, 2008 the primary uses of cash from investing activities were $1.0 million used for business acquisitions and $0.3 million used for capital expenditures.
Net cash used in financing activities was $4.4 million for the six months ended March 31, 2009 as compared to net cash provided by financing activities of $3.7 million for the six months ended March 31, 2008. During the six months ended March 31, 2009 the primary use of cash from financing activities were the repayment of the revolving line of credit of $4.1 million and the repayment of notes payable and capital leases of $0.3 million. For the six months ended March 31, 2008, the primary source of cash from financing activities was proceeds from revolving line of credit of $3.8 million.
Cash flows from discontinued operations for the six months ended March 31, 2009 and 2008 are minimal and are included in the condensed consolidated statements of cash flows within operating, investing and financing activities.
Our uses of cash for fiscal 2009 will be principally for working capital needs, capital expenditures and debt service. We are not anticipating acquisition activity in fiscal 2009. We believe that we can fund our planned business activities from a combination of cash flows from operations and funds available under our revolving line of credit which we amended on January 28, 2009.

Recent Accounting Pronouncements
See Note 2, “Summary of Significant Accounting Policies” in the Notes to the Condensed Consolidated Financial Statements for a discussion of recent accounting pronouncements and their effect, if any, on the Company.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.
Item 4T. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at March 31, 2009, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.
(b) Changes in Internal Controls
There was no change in our internal controls or in other factors that could affect these controls during the six months ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
We are involved in litigation from time to time in the ordinary course of our business. We do not believe that any litigation in which we are currently involved, individually or in the aggregate, is material to our financial condition or results of operations.
Lawsuit filed by the Dissident Group against the Company
On February 19, 2009, Michael Brauser, Dru Schmitt and Michael Herman (the “Dissident Group”) filed a complaint in the Fifteenth Judicial Circuit Court (“Court” or the “Palm Beach Court”) in Palm Beach County, Florida against us, Coconut Palm Capital Investors II, Ltd. (“Coconut Palm”) and Coconut Palm Capital Investors II, Inc. (“Coconut Palm Inc.”). The claims relate to the Dissident Group’s action to take control of the Company by replacing our current Board and replacing it with their six nominees and a claim that certain proxies granted to Coconut Palm Inc. by Mr. Brauser and Mr. Schmitt are not valid.
In the complaint, the Dissident Group demanded that (i) we provide it with a copy of our shareholder list as of January 28, 2009, the record date for the Annual Meeting of Shareholders, and pre-addressed mailing labels for our shareholders as of the record date, (ii) the Court issue a declaratory judgment relating to the validity of proxies granted to Coconut Palm Inc. by Mr. Brauser and Mr. Schmitt and (iii) that the Court enjoin our Annual Meeting to be held on March 18, 2009 because our proxy materials contain misrepresentations and omissions of material facts. On March 17, 2009, we, Coconut Palm and Coconut Palm Inc. filed a motion to remove the lawsuit to the United States District Court, the Southern District of Florida (“Federal Court”), which the Palm Beach Court granted two days later. On April 16, 2009, the Dissident Group filed a motion to remand the lawsuit to the state court, the Palm Beach Court, and no hearing date has been set for this motion yet. On March 24, 2009, we, Coconut Palm and Coconut Palm Inc. filed a motion to dismiss the lawsuit and the Dissident Group’s deadline for responding to this motion is May 18, 2009. We believe this lawsuit is without merit and it is our intention to vigorously defend itself.
Complaint filed by the Company against the Dissident Group
On March 12, 2009, we filed a complaint in the Federal Court against the Dissident Group and certain other co-defendants for violations of federal securities laws. The complaint relates to actions that have arisen in connection with the information statement that the Dissident Group filed with the SEC on January 28, 2009, as amended on February 25, March 6 and March 9, 2009 (collectively, the “Information Statement”), in which the Dissident Group sought to remove our current Board of Directors and replace it with their nominees.
The complaint alleges that the Dissident Group and certain other co-defendants unlawfully solicited proxies from our shareholders in violation of Section 14(a) and 14(c) of the Exchange Act in connection with their actions to take control of the Company and replace our current Board of Directors with their six nominees. It also alleges that the Information Statement filed by the Dissident Group omits material information relating to Mr. Brauser’s background, including civil fraud litigation and a bankruptcy proceeding involving a company owned by Mr. Brauser.
With its lawsuit, we are seeking injunctive relief against the Dissident Group to prevent them from voting any proxies obtained in the unlawful proxy solicitation, requiring corrective disclosure in the Information Statement and establishing a 90-day cooling off period before the Dissident Group can commence any further activity relating to a change of control. On April 1 and 29, 2009, the Dissident Group filed motions for an extension of time to respond to the complaint. The Federal Court entered orders granting an extension of time to the Dissident Group and its response is due by June 1, 2009.
Item 1A. Risk Factors
Not applicable.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
The Company held its Annual Meeting of Shareholders on March 18, 2009. At the meeting, the following persons were elected to serve as directors, with the votes indicated:

Director	Affirmative Votes	Withheld Votes
Joseph Di Martino	8,801,993	2,339,557
Mario B. Ferrari	8,793,093	2,348,457
Robert Griffin	8,395,785	2,745,765
Arnold Heggestad, Ph.D.	8,390,460	2,751,090
Steven P. Oppenheim	8,801,993	2,339,557
Richard C. Rochon	8,812,025	2,329,525
Charles P. Steinmetz	8,812,036	2,329,514
Item 5. Other Information
On May 19, 2009, the Company’s Lender (as defined herein) agreed to extend the maturity of the Company’s credit facility from January 2, 2010 to April 2, 2010. Except for the foregoing change of the maturity date, the terms and conditions of the Company’s credit agreement dated as of June 7, 2005, as amended, among the Company, each of its domestic subsidiaries and the several lenders from time to time parties thereto, the Wachovia Bank, National Association as administrative agent for the lenders (the “Lender”), remain the same.

Item 6. Exhibits
10.1	Third Amendment to the Credit Agreement dated as of January 22, 2009 and effective as of January 28, 2009 by and among Sunair Services Corporation, its domestic subsidiaries, the lenders, parties thereto and Wachovia Bank, National Association as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K filed with the SEC on February 2, 2009).

10.2	Letter dated May 19, 2009 between Wachovia Bank, National Association and Sunair Services Corporation

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNAIR SERVICES CORPORATION
Date: May 20, 2009	/s/ Jack I. Ruff
Jack I. Ruff
President and Chief Executive Officer

Date: May 20, 2009	/s/ Edward M. Carriero, Jr.
Edward M. Carriero, Jr.
Chief Financial Officer