Form 10-Q
period 2009-06-30
SUNAIR SERVICES CORP
filed 2009-08-14
CIK 95366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission file number I-4334
SUNAIR SERVICES CORPORATION

(Exact name of Registrant as specified in its charter)

Florida	59-0780772

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1350 E. Newport Center Drive, Suite 201
Deerfield Beach, FL	33442-7712

(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
As of July 31, 2009, the Registrant had 13,091,088 shares outstanding of common stock.

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES
INDEX

		Page No.
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of June 30, 2009 and September 30, 2008 (Unaudited)	3

	Condensed Consolidated Statements of Operations for the Nine Months Ended June 30, 2009 and 2008 (Unaudited)	5

	Condensed Consolidated Statements of Operations for the Three Months Ended June 30, 2009 and 2008 (Unaudited)	6

	Condensed Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive (Loss) Income for the Nine Months ended June 30, 2009 (Unaudited)	7

	Condensed Consolidated Statement of Cash Flows for the Nine Months Ended June 30, 2009 and 2008 (Unaudited)	8

	Notes to Unaudited Condensed Consolidated Financial Statements	10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4T.	Controls and Procedures	25

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Submission of Matters to a Vote of Security Holders	27

Item 5.	Other Information	27

Item 6.	Exhibits	27

Signatures		27
EX-10.1
EX-10.2
EX-10.3
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
SUNAIR SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2009 AND SEPTEMBER 30, 2008
(UNAUDITED)

	June 30,	September 30,
	2009	2008
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$1,615,681	$2,974,382
Accounts receivable, net	2,102,393	2,597,447
Inventories, net	1,036,135	1,403,832
Prepaid and other current assets	589,085	2,829,535

Total Current Assets	5,343,294	9,805,196

PROPERTY, PLANT, AND EQUIPMENT, net	1,447,217	1,907,213

OTHER ASSETS:

Software costs	539,830	246,979
Customer list, net	4,663,401	7,456,704
Goodwill	62,112,528	62,112,528
Other assets	234,919	254,790

Total Other Assets	67,550,678	70,071,001

TOTAL ASSETS	$74,341,189	$81,783,410

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2009 AND SEPTEMBER 30, 2008
(UNAUDITED)

	June 30,	September 30,
	2009	2008
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accounts payable	$1,341,138	$1,787,406
Accrued expenses	3,138,754	3,256,342
Unearned revenues	597,217	863,770
Customer deposits	2,902,711	3,149,715
Revolving line of credit, current portion	—	4,100,000
Notes payable and capital leases, current portion	4,007,998	2,306,189

Total Current Liabilities	11,987,818	15,463,422

LONG TERM LIABILITIES:

Notes payable and capital leases, net of current portion	1,580,214	3,682,184
Note payable -related party	5,000,000	5,000,000
Revolving line of credit, net of current portion	5,000,000	5,500,000

Total Long Term Liabilities	11,580,214	14,182,184

TOTAL LIABILITIES	23,568,032	29,645,606

COMMITMENTS & CONTINGENCIES

STOCKHOLDERS’ EQUITY:

Preferred stock, no par value, 8,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.10 par value, 100,000,000 shares authorized, 13,091,088 shares issued and outstanding at June 30, 2009 and September 30, 2008, respectively	1,309,110	1,309,110
Additional paid-in capital	52,946,498	52,756,311
Accumulated deficit	(3,482,451)	(1,927,617)

Total Stockholders’ Equity	50,773,157	52,137,804

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$74,341,189	$81,783,410

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED)

	2009	2008
SALES	$38,450,322	$42,479,822

COST OF SALES	14,222,619	16,548,557

GROSS PROFIT	24,227,703	25,931,265

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	25,375,918	29,294,668

LOSS FROM OPERATIONS	(1,148,215)	(3,363,403)

OTHER INCOME (EXPENSES):
Interest expense	(675,310)	(1,115,079)
Interest income	1,852	127,513
Gain on disposal of assets	145	5,069
Gain on extinguishment of debt	55,000	—

Total Other Expenses	(618,313)	(982,497)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(1,766,528)	(4,345,900)

INCOME TAX PROVISION	—	—

LOSS FROM CONTINUING OPERATIONS	(1,766,528)	(4,345,900)

INCOME FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX BENEFIT OF $0 and $0 IN 2009 and 2008, RESPECTIVELY	211,694	874,368

NET LOSS	$(1,554,834)	$(3,471,532)

BASIC AND DILUTED (LOSS) INCOME PER SHARE:
CONTINUING OPERATIONS	$(0.13)	$(0.33)

DISCONTINUED OPERATIONS	$0.01	$0.07

NET LOSS	$(0.12)	$(0.26)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC and DILUTED	13,091,088	13,091,088

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED)

	2009	2008
SALES	$13,126,088	$14,664,435

COST OF SALES	4,618,617	5,692,928

GROSS PROFIT	8,507,471	8,971,507

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	8,232,894	9,472,816

INCOME (LOSS) FROM OPERATIONS	274,577	(501,309)

OTHER INCOME (EXPENSES):
Interest expense	(198,751)	(389,142)
Interest income	—	18,787
Gain on disposal of assets	10,498	11,226
Gain on extinguishment of debt	30,000	—

Total Other Expenses	(158,253)	(359,129)

INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	116,324	(860,438)

INCOME TAX PROVISION	—	—

INCOME (LOSS) FROM CONTINUING OPERATIONS	116,324	(860,438)

INCOME FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX BENEFIT OF $0 and $0 IN 2009 and 2008, RESPECTIVELY	—	569,918

NET INCOME (LOSS)	$116,324	$(290,520)

BASIC AND DILUTED INCOME (LOSS) PER SHARE:
CONTINUING OPERATIONS	$0.01	$(0.06)

DISCONTINUED OPERATIONS	$—	$0.04

NET INCOME (LOSS)	$0.01	$(0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	13,091,088	13,091,088

DILUTED	13,099,143	13,091,088

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE (LOSS) INCOME
FOR THE NINE MONTHS ENDED JUNE 30, 2009
(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at September 30, 2008	13,091,088	$1,309,110	$52,756,311	$(1,927,617)	$52,137,804
Comprehensive income:
Net loss	—	—	—	(1,554,834)	(1,554,834)

Comprehensive loss				(1,554,834)	(1,554,834)
Share-based compensation	—	—	190,187	—	190,187

Balance at June 30, 2009	13,091,088	$1,309,110	$52,946,498	$(3,482,451)	$50,773,157

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,554,834)	$(3,471,532)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	620,988	669,212
Amortization	2,793,303	2,927,177
Bad debt reserve	142,296	266,008
Inventory reserve	—	(380,858)
Gain on sale of assets	—	(5,069)
Gain on extinguishment of debt	(55,000)	—
Stock-based compensation expense	190,187	385,239
(Increase) decrease in assets:
Accounts receivable	352,758	(2,525,786)
Inventories	367,697	(68,803)
Prepaid and other current assets	2,240,450	(71,495)
Other assets	19,871	(10,317)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(563,856)	234,501
Unearned revenue	(266,553)	62,622
Customer deposits	(247,004)	371,571

Net Cash Provided By (Used In) Operating Activities	4,040,303	(1,617,530)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant, and equipment	(206,274)	(550,093)
Software development costs	(292,851)	—
Cash paid for business acquisitions	—	(1,000,000)
Net proceeds from sale of assets	45,282	52,684

Net Cash Used In Investing Activities	(453,843)	(1,497,409)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED)

	2009	2008
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of line of credit (net)	(4,600,000)	(932,797)
Proceeds from line of credit	—	3,800,000
Repayment of notes payable and capital leases	(345,161)	(360,618)

Net Cash (Used In) Provided By Financing Activities	(4,945,161)	2,506,585

Effect of exchange rate fluctuations on cash	—	(50,631)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,358,701)	(658,985)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,974,382	2,781,838

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,615,681	$2,122,853

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$765,754	$1,139,933

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt incurred in acquisitions	$—	$600,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Basis of Consolidated Financial Statement Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Sunair Services Corporation and its subsidiaries (the “Company”), required to be consolidated in accordance with U.S. generally accepted accounting principles (GAAP). The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the accounting policies described in the Company’s Annual Report on Form 10-K for its fiscal year ended September 30, 2008 and should be read in conjunction with the consolidated financial statements and notes thereto.
The unaudited condensed consolidated financial statements for the nine and three months ended June 30, 2009 and 2008 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 8 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain only normal recurring adjustments necessary to present fairly the Company’s financial position as of June 30, 2009, and the results of its operations and cash flows for the nine and three months ended June 30, 2009 and 2008. Operating results for the nine months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2009.
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
Reclassification
Certain reclassifications of amounts previously reported have been made to the accompanying unaudited condensed consolidated financial statements in order to maintain consistency and comparability between periods presented.

In September 2008, the Company sold Telecom FM Ltd. (“Telecom FM”). For purposes of comparability, the results of the operations have been reclassified from continuing operations to discontinued operations for the nine and three months ended June 30, 2008 presented in the accompanying condensed consolidated statements of operations. See Note 9 — Discontinued Operations.
Recently Adopted Accounting Pronouncements
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 provides guidance for measuring the fair value of assets and liabilities and expands related disclosures. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 establishes market or observable inputs as the preferred source of values, followed by assumptions based on hypothetical transactions in the absence of market inputs. Effective October 1, 2008, the Company adopted SFAS No. 157 for all financial instruments accounted for at fair value on a recurring basis. The adoption of SFAS No. 157 did not have a material effect on the Company’s financial condition or operating results. SFAS No. 157 established a three level fair value hierarchy to classify the inputs used in measuring fair value as follows:
Level 1: Quoted prices for identical instruments in active markets.
Level 2: Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-driven valuations whose inputs are observable or whose significant value drivers are observable.
Level 3: Significant inputs to the valuation model are unobservable.
In October 2008, the FASB issued Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active” (“FSP 157-3”), which clarifies the application of SFAS No. 157 when the market for a financial asset is inactive.
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
As of June 30, 2009, the Company did not have any financial liabilities or assets that are measured at fair value as defined under SFAS No. 157.
In February 2008, the FASB issued Staff Position No. 157-2 (“FSP 157-2”) deferring the effective date of SFAS No. 157 for nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008 (fiscal year ending September 30, 2010 for the Company). FSP 157-2 delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) and will be adopted by the Company beginning in the first quarter of fiscal 2010. Although the Company will continue to evaluate the application of FSP 157-2, management does not currently believe adoption will have a material impact on the Company’s financial condition or operating results.
The Company also adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115 (“FASB No. 159”), during the first quarter of fiscal 2009. SFAS No. 159 allows companies to choose to measure eligible financial instruments and certain other items at fair value that are not required to be measured at fair value. SFAS No. 159 requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings at each reporting date. The Company adopted SFAS No. 159 but has not elected the fair value option for any eligible financial instruments.

Recent Accounting Pronouncements
In June 2009, the FASB issued Statement No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140 (“SFAS No. 166”). SFAS No. 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. SFAS No. 166 is effective for fiscal years beginning after November 15, 2009. The Company will adopt SFAS No. 166 in fiscal 2010 and is evaluating the impact it will have on the consolidated results of the Company.
In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“FASB No.168”). FASB No. 168 replaces FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes the FASB Accounting Standards Codification TM (the Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP). FASB No. 168 is effective for interim and annual periods ending after September 15, 2009. The Company will begin to use the new Codification when referring to GAAP in its annual report on Form 10-K for the year ending September 30, 2009. This will not have an impact on the consolidated results of the Company.
In May 2009, the FASB issued Statement No. 165, Subsequent Events (“FASB No. 165”), which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted the provisions of FASB No. 165 for the quarter ended June 30, 2009. The adoption of these provisions did not have a material effect on the Company’s consolidated financial statements.
In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP 157-4), and FSP FASB 107-1 and Accounting Principles Board (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP 107-1). These two staff positions relate to fair value measurements and related disclosures. The FASB also issued a third FSP relating to the accounting for impaired debt securities titled FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP 115-2). These standards were effective for interim and annual periods ending after June 15, 2009. The Company has determined that FSP 157-4 and FSP 115-2 do not currently apply to its activities and has adopted the disclosure requirements of FSP 107-1.
In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.” This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and shall be included in the computation of earnings per share pursuant to the two class method. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 (fiscal year ending September 30, 2010 for the Company) and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data to conform to the provisions in this FSP. The provisions of FSP No. EITF 03-6-1 are effective for the Company retroactively in the first quarter ending December 31, 2009. The Company is in the process of evaluating the impact of FSP No. EITF 03-6-1 on the calculation and presentation of earnings per share in its consolidated financial statements.
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

Pro-Forma Results of Operations
The pro-forma results of operations for the nine months ended June 30, 2008 are not presented since there was an insignificant difference between pro-forma and actual results for the period as our sole acquisition during this time period. Marshall, was acquired on October 2, 2007.
4. Revolving Line of Credit
The Company has a line of credit with a financial institution collateralized by substantially all of the assets of the Company. The maximum credit limit was $6.75 million as of June 30, 2009. Interest is compounded daily based upon the LIBOR plus 5.00%. The interest rate at June 30, 2009 was approximately 5.31%. Interest expense incurred on the line of credit amounted to $283,049 and $74,592 for the nine and three months ended June 30, 2009, respectively and $543,810 and $219,237 for the nine and three months ended June 30, 2008, respectively. The outstanding balance on the revolving line of credit at June 30, 2009 and September 30, 2008, respectively, amounted to $5.0 million and $9.6 million, of which $0 and $4.1 million was classified as a current liability, respectively. At June 30, 2009, the availability under the revolving line of credit amounted to $1,500,000, which is net of a $250,000 outstanding letter of credit. Effective August 11, 2009, the maximum credit line was reduced from $6.75 million to $5.5 million, thus reducing the availability under the revolving line of credit.
On January 28, 2009, the Company modified certain terms and conditions of its revolving line of credit representing the third amendment to the credit agreement. Among the amended terms and conditions was the extension of the maturity date to January 2, 2010 and reduction of the maximum credit limit from $11.75 million on September 30, 2008 to $7.75 million on December 31, 2008, to $7.5 million on March 31, 2009, to $6.75 million on June 30, 2009 and to $5.5 million on September 30, 2009. In addition, there were amendments to the financial covenants relating to the consolidated EBITDA, leverage ratio and fixed charge coverage ratio, which amendments were effective for the quarter ended September 30, 2008. The consolidated EBITDA requirement and the fixed charge coverage ratio were reduced and the leverage ratio was increased. As of June 30, 2009, the Company was in compliance with its financial covenants. On August 11, 2009, the Company obtained an extension of the maturity date of the revolving line of credit to July 2, 2010 and reduced the maximum credit limit from $6.75 million to $5.5 million as of August 11, 2009 and thereafter.

5. Notes Payable
The Company has a capital lease for certain office equipment. The balance of the capital lease at June 30, 2009 and September 30, 2008, totaled $9,802 and $12,808, respectively.
The Company has a note payable with a financial institution for leased office build-out costs. The notes bears interest at 5.60% per annum, payable in monthly installments of principal and interest in the amount of $3,285 through March 29, 2011. Balances at June 30, 2009 and September 30, 2008, totaled $65,518 and $91,680, respectively.
The Company has notes payable with financial institutions for automobile loans. Interest rates range from 7.9% to 9.6% per annum, payable in monthly installments of principal and interest ranging in the amounts of $260 to $425, expiring in various years through 2011. Balances at June 30, 2009 and September 30, 2008, totaled $10,892 and $31,885, respectively.
The Company has nine subordinated notes payable relating to certain acquisitions, totalling $5,502,000 at June 30, 2009 and $5,852,000 at September 30, 2008. The most recent acquisition is described in Note 3- Acquisition. The subordinated notes payable bear interest at 6% and 7% with one note payable bearing interest at LIBOR plus 2% per annum (3.61% at June 30, 2009), with interest payable in semi-annual installments ranging in the amounts of $3,000 to $36,000 and principal due at maturity. The notes expire in various years through 2011. On November 10, 2008, a $25,000 promissory note issued by the Company in connection with the purchase of the assets of Valentine’s Indoor Pest Management, Inc. was forgiven by the seller pursuant to an agreement among the parties regarding certain employment related issues. The Company recorded a gain of $25,000 during the nine months ended June 30, 2009. During the quarter ended March 31, 2009, the Company renegotiated and extended the due date of a $1.2 million promissory note, issued in connection with the purchase of the assets of Ron Fee, Inc., from March 31, 2009 to April 1, 2010. During the quarter ended March 31, 2009 the Company renegotiated and extended the due date of a $175,000 promissory note, issued in connection with the purchase of the assets of Pestec Pest Control, Inc., from February 28, 2009 to February 28, 2010. During the quarter ended June 30, 2009, the Company renegotiated and extended the due date of a $500,000 promissory note in connection with the purchase of the assets of Summer Rain Fertilization Company from May 31, 2009 to May 31, 2010. During the quarter ended June 30, 2009, the Company paid $45,000 to the holder of a $425,000 promissory note issued in connection with the purchase of the assets of Marshall Pest Control. In consideration for the payment the seller reduced the note by $30,000 to $350,000. The Company recorded a gain of $30,000.
Interest expense incurred for the notes payable amounted to $259,590 and $83,304 for the nine and three months ended June 30, 2009, respectively and $321,680 and $104,152 for the nine and three months ended June 30, 2008, respectively.
Minimum future principal payments required under the above notes payable as of June 30, 2009, for each of the next five years and in the aggregate are:

2010	$4,007,998
2011	1,038,214
2012	542,000
2013	—
2014	—
Thereafter	—

5,588,212
Less: current portion	4,007,998

Long term portion	$1,580,214

6. Note Payable-Related Party
The Company has a $5,000,000 subordinated note payable, of which $4,000,000 is payable to a related party, in connection with the acquisition of Middleton. The related party is Mr. Charles Steinmetz, the former CEO of Middleton from 1977 to June 2005, who also served as CEO of Middleton from January 18, 2008 to July 25, 2008. Mr. Steinmetz was the majority owner of Middleton from 1977 until it was purchased by the Company in June 2005 and has served as a director of the Company since that time. Interest is paid semi-annually at prime (3.25% as of June 30, 2009). The note payable is due in full on the earlier of i) fifteen business days subsequent to the closing of a voluntary sale or transfer of all or substantially all of the Company’s assets or all of the Company’s capital stock to a person other than an affiliate of the Company or ii) June 7, 2010. On August 4, 2009, effective as of June 30, 2009, the Company obtained an extension of the maturity date of the note payable from June 7, 2010 to October 1, 2010. Interest expense related to this note payable amounted to $132,671 and $40,856 for the nine and three months ended June 30, 2009, respectively, of which $106,137 and $32,685 pertained to Mr. Steinmetz, respectively. Interest expense related to this note payable amounted to $249,589 and $65,754 for the nine and three months ended June 30, 2008, respectively, of which $199,671 and $52,603 pertained to Mr. Steinmetz, respectively.
7. Income Taxes
The Company did not have an income tax provision or benefit for the nine and three months ended June 30, 2009 and 2008. The Company has $18.0 million of net operating losses carryforwards which expire in 2029 and which are fully reserved. In addition, the Company does not have any net operating loss carrybacks. The Company also has $2.0 million of capital loss carryforwards which expire in 2014 and which are fully reserved. As a result, the Company was unable to recognize an income tax benefit for the nine and three months ended June 30, 2009 and 2008.
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
There were zero and 19,500 options granted during the three months ended June 30, 2009 and 2008, respectively.
Stock option activity for the nine months ended June 30, 2009 is as follows:

		Weighted
		Avg. Exercise	Remaining
	Shares	Price	Life
Options outstanding at October 1, 2008	857,949	$4.59	5.88
Granted	45,000	$1.56
Exercised	—	$—
Expired/Forfeited	(294,124)	$4.85

Options outstanding at June 30, 2009	608,825	$4.24	5.46
Options exercisable at June 30, 2009	418,871	$5.24	4.85
Options available for future grants at June 30, 2009	231,175
Included in the 608,825 options outstanding are 40,000 options that were granted outside of the Stock Incentive Plan.

Fair Value
The Company recognizes expense related to the fair value of stock-based compensation awards in accordance with FASB No. 123R and has elected the modified prospective transition method as permitted by this guidance, under which stock-based compensation for the three months ended June 30, 2009 and 2008 is based on grant date fair value estimated in accordance with the provisions of FASB No. 123R. In addition, options granted to certain members of the board of directors as payment for Board services recorded in accordance with FASB No. 123R and the issuance of restricted stock awards and stock units are also included in stock-based compensation for the three months ended June 30, 2009 and 2008. The Company recognizes compensation expense for restricted stock awards and restricted stock units on a straight-line basis over the requisite service period of the award. The Company recorded stock-based compensation expense which has been classified as selling, general and administrative expenses of $190,187 and $73,979 for the nine months and three months ended June 30, 2009, respectively, and $385,239 and $182,152 for the nine months and three months ended June 30, 2008, respectively.
The fair value of stock-based awards was estimated using the Black-Scholes model, on the date of grant, with the following weighted-average assumptions:

For the Three Months Ended June 30,
	2009	2008
Expected dividend yield	—	—
Expected price volatility	64.87-65.13%	58.11-59.58%
Risk-free interest rate	1.48-1.60%	2.8-3.49%
Expected life of options	4.5-5.25 years	5-8.25 years
The Company’s computation of the expected volatility for the three months ended June 30, 2009 and 2008 is based primarily upon historical volatility and the expected term of the option. The Company continues to use the simplified method of determining the expected term provided under SAB 110 as sufficient historical data is not available. The interest rate is based on the U.S. Treasury yield in effect at the time of grant for a period commensurate with the estimated expected life.
As of June 30, 2009, approximately $281,892 of total unrecognized compensation costs related to non-vested stock options is expected to be recognized over a weighted average period of 1.49 years.
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
As of September 30, 2008 a reserve was set up for the entire amount of a $2.0 million note receivable due from Sunair Electronics LLC, relating to the sale of our legacy high frequency radio business, as collection of this note was doubtful due to recent adverse developments at Sunair Electronics LLC. In February 2009 a payment of $275,000 was received from Sunair Electronics LLC as settlement of the note receivable. This amount was recorded as income from discontinued operations in the accompanying condensed consolidated statements of operations for the nine and three months ended June 30, 2009.

The accompanying unaudited condensed consolidated statements of operations for the nine months ended June 30, 2009, respectively and the nine months ended June 30, 2008, respectively, have been adjusted to classify Telecom FM, Percepia Inc. and Sunair Communications, Inc. as discontinued operations. Selected statements of operations data for the Company’s discontinued operations is as follows:

	For the Nine Months Ended June 30,
	2009	2008
Income from discontinued operations	$211,694	$874,368

Pre-tax income from discontinued operations	211,694	874,368
Income tax benefit	—	—

Income from discontinued operations, net of income tax	$211,694	$874,368

10. Commitments and Contingencies
The Company leases office space under operating leases expiring in various years through 2012, and vehicles under operating leases expiring in various years through 2013. Certain leases provide for renewal options for periods from one to five years at their fair rental value at the time of renewal. In the normal course of business, operating leases are generally renewed or replaced by other leases. Rent expense and vehicle lease expense was $2,472,601 and $841,738 for the nine and three months ended June 30, 2009, respectively. Rent expense and vehicle lease expense was $2,734,487 and $942,274 for the nine and three months ended June 30, 2008, respectively, of which $94,589 and $31,246 was related to discontinued operations, respectively.
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
In the complaint, the Dissident Group demanded that (i) we provide it with a copy of our shareholder list as of January 28, 2009, the record date for the Annual Meeting of Shareholders, and pre-addressed mailing labels for our shareholders as of the record date, (ii) the Court issue a declaratory judgment relating to the validity of proxies granted to Coconut Palm Inc. by Mr. Brauser and Mr. Schmitt and (iii) that the Court enjoin our Annual Meeting to be held on March 18, 2009 because our proxy materials contain misrepresentations and omissions of material facts. On March 17, 2009, we, Coconut Palm and Coconut Palm Inc. filed a motion to remove the lawsuit to the United States District Court, the Southern District of Florida (“Federal Court”), which the Palm Beach Court granted two days later. On April 16, 2009, the Dissident Group filed a Motion to Remand the lawsuit to the state court, the Palm Beach Court. On July 6, 2009, the Federal Court entered an Order Denying Motion to Remand. On March 24, 2009, the Company, Coconut Palm and Coconut Palm Inc. filed a motion to dismiss the lawsuit and the Dissident Group filed a response to this motion on May 18, 2009. The Company, Coconut Palm and Coconut Palm, Inc. filed a Reply to the Dissident Group’s response to the motion to dismiss on May 29, 2009. The Federal Court has not ruled on the Motion to Dismiss. The Company believes this lawsuit is without merit and intends to continue to vigorously defend itself.
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
With its lawsuit, the Company seeking injunctive relief against the Dissident Group to prevent them from voting any proxies obtained in the unlawful proxy solicitation, requiring corrective disclosure in the Information Statement and establishing a 90-day cooling off period before the Dissident Group can commence any further activity relating to a change of control. The Dissident Group has filed motions for extension of time to respond to the Complaint. On July 30, 2009, the Federal Court granted an extension of time through August 31, 2009, for the Dissident Group to file an Answer to the Complaint.
11. Goodwill and Intangible Assets
Goodwill and intangible assets consist of the following at June 30, 2009 and September 30, 2008:

	Goodwill	Customer Lists	Total
Ending balance, September 30, 2008	$62,112,528	$7,456,704	$69,569,232
Less amortization expense	—	(2,793,303)	(2,793,303)

Ending balance, June 30, 2009	$62,112,528	$4,663,401	$66,775,929

The table below reflects the estimated annual customer account amortization for each of the five succeeding years of the Company’s existing customer account base as of June 30, 2009:

Annual
Amortization
Expense
2010	$3,502,529
2011	828,103
2012	311,555
2013	21,214
2014	—

Total Amortization Expense	$4,663,401

12. Net Income (Loss) Per Share
The following table presents the calculation of basic and diluted earnings per common share:

	For The Three Months Ended		For The Nine Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Common stock:
Weighted average number of shares outstanding – basic	13,091,088	13,091,088	13,091,088	13,091,088
Effect of dilutive securities:
Options and Warrants	8,055	—	—	—

Weighted average number of shares outstanding – diluted	13,099,143	13,091,088	13,091,088	13,091,088

Options and Warrants not included above (anti-dilutive)	355,700	912,616	532,713	786,504
Shares outstanding:
Beginning outstanding shares	13,091,088	13,091,088	13,091,088	13,091,088
Issuance of shares	—	—

Ending outstanding shares	13,091,088	13,091,088	13,091,088	13,091,088

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

The Amended Management Services Agreement is for a three year term, commenced on February 8, 2008 and expires on February 7, 2011. The Company pays RPC a monthly management fee equal to one (1%) of the monthly gross revenues of the Company, which are payable monthly based on the average monthly revenues of the preceding quarter. RPC will also receive a transaction fee of up to 2% of the Aggregate Consideration received by the Company in a Transaction (as such capitalized terms are defined in the Management Services Agreement). Pursuant to the Management Services Agreement, RPC provides the Company with services similar to those provided in the Previous Management Services Agreement. After the initial term of three years, the Management Services Agreement will automatically renew for successive one year terms, unless either RPC or the Company terminates the agreement upon 30 days notice. The management fees paid by the Company to RPC, for the nine and three months ended June 30, 2009 totaled $433,348 and $164,293, respectively, and $857,233 and $167,763 for the nine and three months ended June 30, 2008, respectively.
The Company issued a note payable to a related party in connection with the acquisition of Middleton, as discussed in Note 6-Note Payable-Related Party.
14. Subsequent Events
We evaluated subsequent events through August 14, 2009, the date this Quarterly Report on Form 10-Q was filed with the Securities and Exchange Commission (SEC).
On August 4, 2009, effective as of June 30, 2009, the Company renegotiated and extended the $5.0 million subordinated note payable, related to the acquisition of Middleton, from June 10, 2010 to October 1, 2010. Except for the foregoing change of the maturity date, the terms and conditions of the note payable, of which $4.0 million is payable to a related party, remain the same.
On August 11, 2009, the Company’s lender agreed to extend the maturity date of the Company’s credit facility from April 2, 2010 to July 2, 2010 and reduced the maximum credit limit from $6.75 million to $5.5 million as of August 11, 2009 and thereafter. Except for the foregoing change of the maturity date and maximum credit limit, the terms and conditions of the Company’s revolving line of credit, remain the same.
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

Results of Operations
Results of Operations for the Three Months Ended June 30, 2009 as Compared to the Three Months Ended June 30, 2008.
Revenue, Cost of Sales, and Gross Profit:

	(dollars in thousands)
	For the Three Months Ended June 30,
	2009	2008
Revenue	$13,126	$14,664
Cost of sales	4,619	5,693

Gross Profit	$8,507	$8,971

Revenue
Revenue is comprised of lawn and ornamental, pest control and termite services. Revenue decreased by $1.5 million or 10.5% for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008. This decrease was primarily from lawn and ornamental services which began to decline in the latter part of our fiscal 2008 year due to the overall economic downturn and has continued thus far in 2009. Despite the downturn, revenue of pest control and termite services remained flat.
Cost of Sales
Cost of sales decreased as a percentage of revenue from 38.8% to 35.2%, or $1.1 million due to the following factors:
•	Payroll costs decreased $0.4 million primarily due to the reduction in services rendered and the transition of our compensation structure in our acquired branches to mirror the rest of the Company.
•	Chemical costs decreased $0.3 million primarily due to the decrease in lawn and ornamental revenue.
•	Vehicle costs decreased $0.3 million due to a reduction in fuel prices and a decrease in the repair and maintenance costs. The Company reduced its fleet size by 97 vehicles as part of a rightsizing initiative to better manage our costs which also included the discontinuation of our third party vehicle maintenance program which was brought in house.
Gross Profit
Gross profit increased from 61.2% of revenue during the third quarter of 2008 to 64.8% of revenue during the third quarter of 2009.
Selling, General and Administrative Expenses:

	(dollars in thousands)
	For the Three Months Ended June 30,
	2009	2008
Selling	$1,408	$1,536
General and administrative	5,708	6,820
Depreciation and amortization	1,117	1,117

Total operating expenses	$8,233	$9,473

Total operating expenses decreased by $1.2 million or 13.1%. As a percentage of revenue, we decreased from 64.6% to 62.7% for the three months ended June 30, 2008 and 2009, respectively, primarily in our General and Administrative expenses due to the following factors:
•	Payroll expenses decreased $0.5 million as a result of reducing our headcount.
•	Vehicle expenses decreased $0.2 million due to lower fuel costs and reduced fleet size.
•	Health insurance expenses decreased by $0.2 million due to a reduction in headcount and the renegotiation of our health and dental insurance rates with our provider, along with adjustments to our employee contribution levels.
•	Office and printing expenses decreased by $0.1 million primarily due to a focused effort to maintain tight controls on inventory, structure the bidding on materials and the consolidation of three of our branches into three other nearby branch locations.
Other Income (Expenses):

	(dollars in thousands)
	For the Three Months Ended June 30,
	2009	2008
Interest expense	$(198)	$(389)
Interest income	—	19
Gain on disposal of assets	10	11
Gain on extinguishment of debt	30	—

Total other expenses	$(158)	$(359)

Other expenses decreased by $0.2 million for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008 primarily related to a decrease in interest expense from lower interest rates and the overall reduction of our debt in the amount of $5.2 million. The interest rate on the revolving line of credit was 5.31% at June 30, 2009 compared to 7.46% at June 30, 2008.
Income Tax (Provision) from Continuing Operations:

	(dollars in thousands)
	For the Nine Months Ended June 30,
	2009	2008
Income tax (provision) benefit	$—	$—

The income tax provision from continuing operations for the three months ended June 30, 2009 and 2008 was zero. The Company did not recognize an income tax benefit for the three months ended June 30, 2009 as the Company has $18.0 million of net operating losses carryforwards which expire in 2029 and which are fully reserved. In addition, the Company does not have any operating loss carrybacks. The Company also has $2.0 million of capital loss carryforwards which expire in 2014 and which are fully reserved. As a result the Company was unable to recognize an income tax benefit for the quarter ended June 30, 2009 and 2008.
Discontinued Operations:

	(dollars in thousands)
	For the Three Months Ended June 30,
	2009	2008
Telecom FM — Net income	$—	$570

Pre-tax income from discontinued operations	—	570
Income tax benefit	—	—

Income from discontinued operations, net of income taxes	$—	$570

Our significant divestitures have been recorded as discontinued operations:
•	On September 30, 2008 we completed the sale of all the issued and outstanding stock of Telecom FM, a wholly owned subsidiary operating in our Telephone Communications business segment. The effective date of the sale was September 1, 2008. The aggregate purchase price paid to the Company for Telecom FM was $3.6 million, which included the payment of outstanding inter-company debt in the amount of $1.2 million. The gain on the sale of Telecom FM amounted to $0.4 million. The activity for the three months ended June 30, 2008 represents the operations of Telecom FM for that period.
Net Income (Loss)
As a result of the foregoing, the Company’s net income was $0.1 million for the three months ended June 30, 2009 compared to a net loss of ($0.3) million for the three months ended June 30, 2008.
Results of Operations
Results of Operations for the Nine Months Ended June 30, 2009 as Compared to the Nine Months Ended June 30, 2008.
Revenue, Cost of Sales, and Gross Profit:

	(dollars in thousands)
	For the Nine Months Ended June 30,
	2009	2008
Revenue	$38,450	$42,480
Cost of sales	14,223	16,548

Gross Profit	$24,227	$25,932

Revenue
Revenue is comprised of lawn and ornamental, pest control and termite services. Revenue decreased by $4.0 million or 9.5% for the nine months ended June 30, 2009 as compared to the nine months ended June 30, 2008. This decrease was primarily from lawn and ornamental services which began to decline in the latter part of our fiscal 2008 year due to the overall economic downturn and has continued thus far in 2009. Despite the downturn, revenue for pest control and termite services remained at levels similar to those achieved in 2008.
Cost of Sales
Cost of sales decreased as a percentage of revenue from 39.0% to 37.0%, or $2.3 million due to the following factors:
•	Payroll costs decreased $0.8 million primarily due to the reduction in services rendered, and the transition of our compensation structure in our acquired branches to mirror the rest of the Company.

•	Chemical costs decreased $0.6 million which is proportionate to the decline in revenue.
•	Vehicle costs decreased $0.9 million. Fuel purchases decreased $0.5 million due to the reduction in fuel prices and the decrease in gallons purchased due to lower activity. Repair and maintenance costs decreased $0.3 million and vehicle lease costs decreased $0.1 million. The Company reduced its fleet size by 97 vehicles from June 30, 2008 to June 30, 2009 as part of a rightsizing initiative to better manage our costs which also included the discontinuation of our third party vehicle maintenance program which was brought in house.
Gross Profit
The gross profit increased from 61.0% of revenue to 63.0% of revenue for the nine month period ended June 30, 2008 and 2009, respectively.

Operating Expenses:
Selling, General and Administrative Expenses:

	(dollars in thousands)
	For the Nine Months Ended June 30,
	2009	2008
Selling	$3,611	$4,557
General and administrative	18,412	21,376
Depreciation and amortization	3,353	3,362

Total operating expenses	$25,376	$29,295

Total operating expenses decreased by $3.9 million or 13.4%. As a percentage of revenue, operating expenses decreased from 69.0% to 66.0% for the nine months ended June 30, 2008 and 2009 respectively.
Selling expenses decreased by $0.9 million primarily due to the decline in sales commissions paid as a result of a decrease in new sales activity.
General and administrative expenses decreased as a percentage of revenue from 50.3% to 47.9%, or $3.0 million primarily due to the following factors:
•	Payroll expenses decreased by $1.0 million primarily due to a reduction in headcount.
•	Vehicle expenses decreased $0.5 million due to lower fuel costs and a reduced fleet size.
•	Office and printing expenses decreased by $0.3 million primarily due to tighter controls on office supply inventory and print expenditures.
•	Health insurance expenses decreased by $0.4 million due to a reduction in headcount and the renegotiation of our health and dental insurance rates with our provider, along with adjustments to our employee contribution levels.
•	Outsourcing costs decreased by $0.3 million, primarily due to a decrease in professional fees.
•	Facility costs, customer damage expenses and miscellaneous expenses decreased a combined $0.3 million.
•	Corporate general and administrative expenses were increased by $0.1 million. An increase of $0.5 million in legal and professional fees, primarily due to a shareholders’ dispute was partially offset by a decrease in management fees of $0.4 million, a result of the Amended Management Services Agreement between the Company and RPC Financial Advisors, LLC, (a related party), which was effective as of February 8, 2008, which resulted in lower management fees.
Other Income (Expenses):

	(dollars in thousands)
	For the Nine Months Ended June 30,
	2009	2008
Interest expense	$(675)	$(1,115)
Interest income	2	128
Gain on disposal of assets	—	5
Gain on extinguishment of debt	55	—

Total other expenses	$(618)	$(982)

Other expenses decreased $0.4 million for the nine months ended June 30, 2009 as compared to the nine months ended June 30, 2008 primarily related to a decrease in interest expense from lower interest rates and the overall reduction of our debt in the amount of $5.2 million year over year. The interest rate on the revolving line of credit was 5.31% at June 30, 2009 compared to 7.46% at June 30, 2008.
Income Tax (Provision) from Continuing Operations:

	(dollars in thousands)
	For the Nine Months Ended June 30,
	2009	2008
Income tax (provision) benefit	$—	$—

The income tax provision from continuing operations for the nine months ended June 30, 2009 and 2008 was zero. The Company did not recognize an income tax benefit for the nine months ended June 30, 2009 as the Company has $18.0 million of net operating losses carryforwards which expire in 2029 and which are fully reserved. In addition, the Company does not have any operating loss carrybacks. The Company also has $2.0 million of capital loss carryforwards which expire in 2014 and which are fully reserved. As a result the Company was unable to recognize an income tax benefit for the nine months ended June 30, 2009 and 2008.
Discontinued Operations:

	(dollars in thousands)
	For the Nine Months Ended June 30,
	2009	2008
Sunair Communications — Net gain	$216	$—
Percepia — Net loss	(4)	—
Telecom FM — Net income	—	874

Pre-tax income from discontinued operations	212	874
Income tax benefit	—	—

Income from discontinued operations, net of income taxes	$212	$874

Our significant divestitures have been recorded as discontinued operations:
•	On September 30, 2008 we completed the sale of all the issued and outstanding stock of Telecom FM, a wholly owned subsidiary operating in our Telephone Communications business segment. The effective date of the sale was September 1, 2008. The aggregate purchase price paid to the Company for Telecom FM was $3.6 million, which included the payment of outstanding inter-company debt in the amount of $1.2 million. The gain on the sale of Telecom FM amounted to $0.4 million. The activity for the nine months ended June 30, 2008 represents the operations of Telecom FM for that period.
•	As of September 30, 2008 a reserve was set up for the entire amount of a $2.0 million note receivable due from Sunair Electronics LLC, relating to the sale of our legacy high frequency radio business, as collection of this note is doubtful due to recent adverse developments at Sunair Electronics LLC. In February 2009 a payment of $275,000 was received from Sunair Electronics LLC as settlement of the note receivable. This amount was recorded as income from discontinued operations in the accompanying condensed consolidated statements of operations for the nine months ended June 30, 2009.
Net Income (Loss)
As a result of the foregoing, the Company’s net loss was ($1.5) million for the nine months ended June 30, 2009 compared to a net loss of ($3.5) million for the nine months ended June 30, 2008.

Liquidity and Capital Resources
Generally our working capital needs are funded from operations and advances under our revolving line of credit. In the lawn care and pest control business customers are billed when service is rendered and payment is usually received in less than thirty (30) days.
As of June 30, 2009, our liquidity and capital resources included cash and equivalents of $1.6 million and $1.5 million was available under our revolving line of credit. On August 11, 2009, our lender agreed to extend the maturity of our revolving line of credit from April 2, 2010 to July 2, 2010 and reduced the maximum credit limit from $6.75 million to $5.5 million as of August 11, 2009 and thereafter. This reduced our availability under our revolving line of credit to $0.3 million, net of a letter of credit of $0.3 million, based on our outstanding line of credit balance at June 30, 2009. As of September 30, 2008, our liquidity and capital resources included cash and equivalents of $3.0 million and $1.4 million available under our revolving line of credit.
Cash provided by operating activities was $4.0 million for the nine months ended June 30, 2009 as compared to cash used in operating activities of $1.6 million for the nine months ended June 30, 2008. During the nine months ended June 30, 2009 the primary sources of cash from operating activities were a decrease in accounts receivable of $0.4 million, a decrease in inventories of $0.4 million, and a decrease in prepaid and other assets of $2.2 million. During the nine months ended June 30, 2009, we collected the $1.8 million receivable related to the sale of Telecom FM which took place on September 30, 2008 and which was included in prepaid and other current assets at September 30, 2008. The primary uses of cash for the nine months ended June 30, 2009 were a decrease in accounts payable and accrued expenses of $0.6 million, a decrease in unearned revenue of $0.3 million and a decrease in customer deposits of $0.2 million. For the nine months ended June 30, 2008, the primary sources of cash were an increase in accounts payable of $0.2 million, an increase in unearned revenue of $0.1 million and an increase in customer deposits of $0.4 million. The primary uses of cash from operating activities for the nine months ended June 30, 2008 were an increase in accounts receivable of $2.5 million, an increase in inventories of $0.1 million, an increase in prepaid and other current assets of $0.1 million.
Net cash used in investing activities was $0.5 million during the nine months ended June 30, 2009 as compared to cash used in investing activities of $1.5 million for the nine months ended June 30, 2008. During the nine months ended June 30, 2009 the primary uses of cash from investing activities were $0.2 million for capital expenditures and $0.3 million for software development. For the nine months ended June 30, 2008 the primary uses of cash from investing activities were $1.0 million used for business acquisitions and $0.5 million used for capital expenditures.
Net cash used in financing activities was $4.9 million for the nine months ended June 30, 2009 as compared to net cash provided by financing activities of $2.5 million for the nine months ended June 30, 2008. During the nine months ended June 30, 2009 the primary use of cash from financing activities were the repayment of the revolving line of credit of $4.6 million and the repayment of notes payable and capital leases of $0.3 million. For the nine months ended June 30, 2008, the primary source of cash from financing activities was net proceeds from revolving line of credit of $2.9 million.
Cash flows from discontinued operations for the nine months ended June 30, 2009 and 2008 are minimal and are included in the condensed consolidated statements of cash flows within operating, investing and financing activities.
Our uses of cash for fiscal 2009 will be principally for working capital needs, capital expenditures and debt service. We are not anticipating acquisition activity in fiscal 2009. We believe that we can fund our planned business activities for the next twelve months from a combination of cash on hand, cash flows expected to be generated from operating activities and funds available under our revolving line of credit which we amended on August 11, 2009, however, no assurance can be given that this will be the case. The Company remained in compliance with applicable financial covenants in its credit agreement at June 30, 2009.
Recent Accounting Pronouncements
See Note 2, “Summary of Significant Accounting Policies” in the Notes to the Condensed Consolidated Financial Statements for a discussion of recent accounting pronouncements and their effect, if any, on the Company.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.
Item 4T. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at June 30, 2009, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.
(b) Changes in Internal Controls
There was no change in our internal controls or in other factors that could affect these controls during the nine months ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
In the complaint, the Dissident Group demanded that (i) we provide it with a copy of our shareholder list as of January 28, 2009, the record date for the Annual Meeting of Shareholders, and pre-addressed mailing labels for our shareholders as of the record date, (ii) the Court issue a declaratory judgment relating to the validity of proxies granted to Coconut Palm Inc. by Mr. Brauser and Mr. Schmitt and (iii) that the Court enjoin our Annual Meeting to be held on March 18, 2009 because our proxy materials contain misrepresentations and omissions of material facts. On March 17, 2009, we, Coconut Palm and Coconut Palm Inc. filed a motion to remove the lawsuit to the United States District Court, the Southern District of Florida (“Federal Court”), which the Palm Beach Court granted two days later. On April 16, 2009, the Dissident Group filed a Motion to Remand the lawsuit to the state court, the Palm Beach Court. On July 6, 2009, the Federal Court entered an Order Denying Motion to Remand. On March 24, 2009, the Company, Coconut Palm and Coconut Palm Inc. filed a motion to dismiss the lawsuit and the Dissident Group filed a response to this motion on May 18, 2009. The Company, Coconut Palm and Coconut Palm, Inc. filed a Reply to the Dissident Group’s response to the motion to dismiss on May 29, 2009. The Federal Court has not ruled on the Motion to Dismiss. The Company believes this lawsuit is without merit and intends to continue to vigorously defend itself.
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
With its lawsuit, the Company is seeking injunctive relief against the Dissident Group to prevent them from voting any proxies obtained in the unlawful proxy solicitation, requiring corrective disclosure in the Information Statement and establishing a 90-day cooling off period before the Dissident Group can commence any further activity relating to a change of control. The Dissident Group has filed motions for extension of time to respond to the Complaint. On July 30, 2009, the Federal Court granted an extension of time through August 31, 2009, for the Dissident Group to file an Answer to the Complaint.
Item 1A. Risk Factors
Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None
Item 5. Other Information
On May 19, 2009, the Company’s Lender (as defined herein) agreed to extend the maturity date of the Company’s credit facility from January 2, 2010 to April 2, 2010. Except for the foregoing change of the maturity date, the terms and conditions of the Company’s credit agreement (“Credit Agreement”) dated as of June 7, 2005, as amended, among the Company, each of its domestic subsidiaries and the several lenders from time to time parties thereto, the Wachovia Bank, National Association as administrative agent for the lenders (the “Lender”), remain the same. The Letter from the Company’s Lender is attached as Exhibit 10.1 and incorporated by reference.
On August 4, 2009, effective as of June 30, 2009, the Company obtained an extension of the maturity date of a $5.0 million subordinated note (“Note”) that was issued to Charles P. Steinmetz, certain trusts affiliated with Mr. Steinmetz and a trust affiliated with Gregory A. Clendenin, in connection with the acquisition of Middleton from June 7, 2010 to October 1, 2010. Mr. Steinmetz was the majority owner of Middleton from 1977 until it was purchased by the Company in June 2005 and has served as a director of the Company since that time. The amendment to the Note is attached as Exhibit 10.2 and incorporated herein by reference.
On August 11, 2009, the Company’s Lender agreed to extend the maturity date of the Company’s credit facility from April 2, 2010 to July 2, 2010 and reduced the maximum credit limit from $6.75 million to $5.5 million as of August 11, 2009 and thereafter. Except for the foregoing change of the maturity date and maximum credit limit, the terms and conditions of the Company’s Credit Agreement. The Letter from the Company’s Lender is attached as Exhibit 10.3 and incorporated by reference.
Item 6. Exhibits
10.1	Letter dated May 19, 2009 between Wachovia Bank, National Association and Sunair Services Corporation.

10.2	Amendment Number 1 to Subordinated Promissory Note effective as of June 30, 2009 between Sellers’ representative on behalf of Charles P. Steinmetz, the Charles P. Steinmetz Irrevocable Trusts, dated April 22, 2002 for the benefit of Mathew A. Steinmetz and Louis Steinmetz, respectively, and Gregory A. Clendenin, as Trustee of the Gregory A. Clendenin Trust, dated September 11, 1997, as amended.

10.3	Letter dated August 11, 2009 between Wachovia Bank, National Association and Sunair Services Corporation.

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNAIR SERVICES CORPORATION
Date: August 14, 2009	/s/ Jack I. Ruff
Jack I. Ruff
President and Chief Executive Officer

Date: August 14, 2009	/s/ Edward M. Carriero, Jr.
Edward M. Carriero, Jr.
Chief Financial Officer