Form 10-K
period 2009-09-30
SUNAIR SERVICES CORP
filed 2010-01-13
CIK 95366

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File No. 1-04334

SUNAIR SERVICES CORPORATION

(Exact name of registrant as specified in its charter)

Florida	59-0780772
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

315 Groveland Street

Orlando, Florida 32804

(407) 645-2500

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 or Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $4,853,918 as of March 31, 2009 based on the closing price of stock on the American Stock Exchange on said date. For purposes of the foregoing computation, all executive officers, directors and 10% beneficial owners of the Registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of December 29, 2009, there were no issued and outstanding shares of the Registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (Items 12) is incorporated by reference from the Registrant’s definitive proxy statement filed on November 20, 2009.

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

During the fiscal years ended September 30, 2008 and 2009, our acquisitions and divestitures have been as follows:

Acquisitions:

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

Entry into Agreement and Plan of Merger:

On September 28, 2009, the Company, Massey Services, Inc. (“Massey”), and Buyer Acquisition Company, Inc. (“Merger Sub”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which Merger Sub, would merge with and into the Company, the Company would become a wholly-owned subsidiary of Massey, and all outstanding shares of common stock of the Company (other than shares held by the Massey, Merger Sub or their affiliates) would be converted into the right to receive an amount per share in cash of $2.75. Buyer Acquisition Company, Inc., a Florida corporation and a wholly owned subsidiary of Massey, was formed solely for the purpose of entering into the Merger Agreement with Sunair and completing the Merger, and has not conducted any business operations. Further information about the Merger is included on Form 8-K as filed with the Securities and Exchange Commission (“SEC”) on October 1, 2009, which information is incorporated herein by reference.

Subsequent Event

In connection with the Merger between our Company, Massey and Merger Sub, Sunair filed a preliminary proxy statement with the SEC on October 2, 2009 and on November 20, 2009 Sunair filed the definitive proxy statement with the SEC. On December 14, 2009, our shareholders, voting at a special meeting (“Special Meeting”), approved the Merger of Sunair with and into Massey. In a press release issued December 14, 2009, Sunair announced the approval of the merger agreement by its shareholders at the Special Meeting. Subsequently, on December 16, 2009, Sunair closed the Merger and Massey announced the same in its press release dated December 17, 2009. As a result of the Merger, Merger Sub merged with and into Sunair, Sunair became a wholly-owned subsidiary of Massey, and all outstanding shares of common stock of Sunair other than shares held by Massey, Merger Sub or their affiliates were converted into the right to receive an amount per share in cash of $2.75. Information about the Merger and the effects of the Merger is included on Form 8-K filed by Sunair with the SEC on December 23, 2009, which information is incorporated herein by reference. Additional information about the Merger can be found in the Definitive Proxy Statement as filed with the SEC on November 20, 2009, which is attached to this Form 10-K as Exhibit 99.1 and incorporated herein by reference. Information regarding post-closing mergers involving Sunair and its affiliates is included on Form 8-K under Item 1.01 as filed with the SEC on December 23, 2009, which information is incorporated herein by reference.

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

In fiscal 2009, we focused on the organic growth of our core business within the Company’s existing market area. We did not make any acquisitions of lawn and pest control companies in fiscal 2009, however we did enter into an Agreement and Plan of Merger with Massey and Merger Sub, as described above.

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

Middleton was founded in 1952 as a single location in Orlando, Florida... Middleton has since grown to a network of 24 branches throughout Florida, from which it serves approximately 67,500 customers as of September 30, 2009.

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

Customers

As of September 30, 2009, approximately 89% of Middleton’s accounts were residential representing approximately 84% of Middleton’s revenues and approximately 11% of Middleton’s accounts were commercial representing approximately 16% of Middleton’s revenues.

The following table provides information regarding the services utilized by Middleton’s revenue:

Service	% of Revenue
Lawn Care	53.4%
General Pest Control	22.6%
Termite	24.0%

Total	100.00%

Inventories

Middleton has relationships with multiple vendors for lawn and pest control treatment products and maintains a sufficient level of chemicals, materials and other supplies to fulfill its immediate servicing needs and to alleviate any potential short-term shortage in availability from its national network of suppliers.

Competition

The lawn and pest control services industry, a highly fragmented industry which is actively consolidating, is made up of approximately 20,000 pest control firms nationally and approximately 2,300 in Florida.. The top five firms account for approximately 30% of revenues in the national market and the top 100 firms account for approximately 50% of the revenues. The principal methods of competition include quality of service, name recognition, pricing, assurance of customer satisfaction and reputation.

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

Employees

The number of persons employed by Middleton as of September 28, 2009 was 539, which includes 149 salespersons, 233 technicians, 60 branch and district managers, 37 office associates, 5 telemarketers, and 55 persons in Middleton’s corporate office.

Subsequent Event

On September 28, 2009, the Company, Massey Services, Inc. (“Massey”), and Buyer Acquisition Company, Inc. (“Merger Sub”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which Merger Sub, would merge with and into the Company, the Company would become a wholly-owned subsidiary of Massey, and all outstanding shares of common stock of the Company (other than shares held by the Massey, Merger Sub or their affiliates) would be converted into the right to receive an amount per share in cash of $2.75. Buyer Acquisition Company, Inc., a Florida corporation and a wholly owned subsidiary of Massey, was formed solely for the purpose of entering into the Merger Agreement with Sunair and completing the Merger, and has not conducted any business operations. Further information about the Merger is included on Form 8-K as filed with the Securities and Exchange Commission (“SEC”) on October 1, 2009, which information is incorporated herein by reference. We completed the Merger with Massey and Merger Sub on December 16, 2009.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	DESCRIPTION OF PROPERTY

Middleton’s corporate headquarters are located at 1736 33rd Street, Orlando, Florida 32839. Middleton leases the building where its corporate headquarters are located, which contains approximately 12,000 sq. ft. of floor space. The lease expires on June 1, 2015. In addition, Middleton leases 23 other branch offices in its business which operates in space held primarily under three to five year leases providing for fixed monthly rental payments. The following is a list of the branch locations:

East Region	West Region

Orlando, Florida	Tampa, Florida
Kissimmee, Florida	Clearwater, Florida
Longwood, Florida	Sarasota, Florida
Daytona Beach, Florida	Naples, Florida
Cocoa, Florida	Groveland, Florida
Orange City, Florida	Lakeland, Florida
Palm Coast, Florida	Odessa, Florida
New Smyrna Beach, Florida	Brooksville, Florida
Melbourne, Florida	Gainesville, Florida
Vero Beach, Florida	Ocala, Florida
West Palm Beach, Florida
Jacksonville, Florida
St. Augustine, Florida

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

Settlement Agreement

Massey reached a settlement agreement with the Dissident Group that provides that at the closing of the Merger (i) the Dissident Group will dismiss its lawsuit against Sunair, (ii) Massey will cause Sunair to dismiss its lawsuit against the Dissident Group and (iii) the Dissident Group will grant a general release to Sunair and Massey and their respective officers, directors and employees as to all potential claims by the Dissident Group. As of the filing of this report, the parties were waiting for approval of the settlement agreement by the parties’ respective counsel and had not yet filed the Joint Stipulation of Dismissal with the court.

Class Action Lawsuits Filed

On October 9, 2009, a putative class action lawsuit was filed in the Circuit Court of the Seventeenth Judicial Circuit for Broward County, State of Florida, Civil Division regarding the proposed Merger between our company and Massey. The complaint was purportedly filed on behalf of the public holders of Sunair’s common stock, and names as defendants, Sunair, each of Sunair’s directors, Massey and Merger Sub. The complaint alleges, among other things, that Sunair’s directors breached their fiduciary duties by adopting the Agreement and Plan of Merger (“Merger Agreement”) dated September 28, 2009, between Sunair, Massey and Merger Sub, and by approving the Merger described therein. The complaint further alleges that the proposed Merger provides Sunair’s public shareholders with inadequate consideration for their shares of Sunair’s common stock and that Sunair and Massey aided and abetted the alleged breaches by Sunair’s directors. The plaintiff seeks, among other things, class action status, an injunction preventing the completion of the Merger (or rescinding the Merger if it is completed), rescissory damages and the payment of attorneys’ fees and expenses. On December 3, 2009, Plaintiff, individually and on behalf of others similarly situated, served an emergency motion for a temporary injunction in the Circuit Court of the Seventeenth Judicial Circuit for Broward County, State of Florida (“Court”). On December 11, 2009, the Court denied the plaintiff’s motion for a temporary injunction. Plaintiff has objected to the court’s Order denying plaintiff’s motion for a temporary injunction and defendants have filed a response to the same. We believe the lawsuit is without merit and intend to continue to vigorously defend ourselves.

On November 17, 2009, a putative class action lawsuit was filed in the United States District Court, Southern District of Florida regarding the proposed Merger between our company and Massey. The complaint was purportedly filed on behalf of the public holders of Sunair’s common stock, and names as defendants, Sunair, each of Sunair’s directors, Massey and Merger Sub. The Complaint alleges, among other things, that Sunair’s directors breached their fiduciary duties by adopting the Merger Agreement between Sunair, Massey and Merger Sub, and by approving the Merger described therein. The Complaint further alleges that Sunair and Massey knowingly aided and abetted the alleged breaches by Sunair’s directors. Additionally, the Complaint alleges that Defendants violated Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder by the Securities and Exchange Commission. The Plaintiff seeks, among other things, class action status, an injunction preventing the completion of the merger (or rescinding the merger if it is completed), rescissory damages and the payment of attorneys’ fees and expenses. A motion to stay the proceedings was filed on November 25, 2009. An Order staying the proceedings in this case was entered staying the case until February 2009 pending the resolution of the first class action filed. We believe this class action lawsuit is without merit and will be resolved in our favor.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended September 30, 2009.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth the high and low sale price of the Company’s common stock as traded on the American Stock Exchange under the symbol SNR.

	High	Low
Year ended September 30, 2009
First quarter	2.30	1.20
Second quarter	1.96	1.32
Third quarter	2.55	1.63
Fourth quarter	2.69	1.71
Year ended September 30, 2008
First quarter	3.12	1.66
Second quarter	2.55	1.58
Third quarter	3.03	2.21
Fourth quarter	2.60	1.61

As of December 16, 2009, there was one shareholder of record. See Subsequent Event under Part I-Item I Description of Business.

Dividends

We paid no dividends on our common stock in fiscal 2009 or fiscal 2008. The payment of cash dividends will depend upon our earnings, consolidated financial position and cash requirements, our compliance with loan agreements and other relevant factors. Management does not presently intend to pay cash dividends on our common stock.

Equity Compensation Plan Information

The following table sets forth information, as of September 30, 2009, with respect to the Company’s compensation plans under which the Company’s common stock is authorized for issuance:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders	539,950	$4.23	260,050
Equity compensation plans not approved by stockholders	0	0	0

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

The acquisitions and divestitures for the years ended September 30, 2009 and 2008 are as follows:

Acquisitions:

•	In October 2007, we acquired substantially all the assets of Marshall Pest Control of SW FL, Inc.

All acquisitions of lawn care and pest control companies have been made by Middleton, our platform company, and have been integrated into its operations.

Dispositions:

•	In September 2008, we sold all the issued and outstanding stock of Telecom FM Limited, (“Telecom FM”), a wholly-owned subsidiary operating in our Telephone Communications business segment.

We have completed the execution of our strategy to divest our legacy businesses (Telephone Communications and High Frequency Radio) and will continue to focus on growing our core business, Lawn and Pest Control Services.

Results of Operations

Fiscal Year Ended September 30, 2009 (“fiscal 2009”) compared to the Fiscal Year ended September 30, 2008 (“fiscal 2008”)

Revenue, Cost of Sales, and Gross Profit:

	(dollars in thousands)
	For the Year Ended September 30,
	2009	2008
Revenue	$51,162	$56,613
Cost of sales	18,861	22,121

Gross Profit	$32,301	$34,492

Revenue

Revenue is comprised of lawn and ornamental, pest control and termite services. Revenue decreased by $5.5 million or 9.6% for the year ended September 30, 2009 as compared to the year ended September 30, 2008. This decrease was primarily from lawn and ornamental services which began to decline in the latter part of our fiscal 2008 year due to the overall economic downturn and continued through 2009. Despite the downturn, revenue for pest control and termite services remained at levels similar to those achieved in 2008.

Cost of Sales

Cost of sales decreased as a percentage of revenue from 39.1% to 36.9%, or $3.3 million due to the following factors:

•	Payroll costs decreased $1.3 million primarily due to the reduction in services rendered, and the transition of our compensation structure in our acquired branches to mirror the rest of the Company.

•	Chemical costs decreased $0.7 million which is proportionate to the decline in revenue.

•

Vehicle costs decreased $1.2 million. Fuel purchases decreased $0.7 million due to the reduction in fuel prices and the decrease in gallons purchased due to lower activity. Repair and maintenance costs decreased $0.3 million and vehicle lease costs decreased $0.2 million. The Company reduced its fleet size by 97 vehicles from September 30, 2008 to September 30, 2009 as part of a rightsizing initiative to better manage our costs which also included the discontinuation of our third party vehicle maintenance program which was brought in house.

Gross Profit

The gross profit increased from 60.9% of revenue to 63.1% of revenue for the years ended September 30, 2008 and 2009, respectively.

Operating Expenses:

Selling, General and Administrative Expenses:

	(dollars in thousands)
	For the Year Ended September 30,
	2009	2008
Selling	$5,047	$5,921
General and administrative	24,491	27,650
Depreciation and amortization	4,464	4,425

Total operating expenses	$34,002	$37,996

Total operating expenses decreased by $4.0 million or 10.5%. As a percentage of revenue, operating expenses decreased from 67.1% to 66.5% for the year ended September 30, 2008 and 2009 respectively.

Selling expenses decreased by $0.9 million primarily due to the decline in sales commissions paid as a result of a decrease in new sales activity.

General and administrative expenses decreased as a percentage of revenue from 48.8% to 47.9%, or 3.2 million primarily due to the following factors:

•	Payroll expenses decreased by $0.9 million primarily due to a reduction in headcount.

•	Vehicle expenses decreased $0.7 million due to lower fuel costs and a reduced fleet size.

•	Office and printing expenses decreased by $0.3 million primarily due to tighter controls on office supply inventory and print expenditures.

•

Health insurance expenses decreased by $0.5 million due to a reduction in headcount and the renegotiation of our health and dental insurance rates with our provider, along with adjustments to our employee contribution levels.

•	Outsourcing costs decreased by $0.3 million, primarily due to a decrease in professional fees.

•	Facility costs decreased by $0.1 million.

•

Corporate general and administrative expenses were increased by $0.5 million. Legal and professional fees increased by $1.0 million, primarily due to a shareholders’ dispute and the Merger with Massey and Merger Sub. The increase was offset by decreases in management fees and compensation expense. Management fees decreased by $0.3 million, a result of the Amended Management Services Agreement between the Company and RPC Financial Advisors, LLC, (a related party), which was effective as of February 8, 2008, which resulted in lower management fees. Compensation expenses decreased by $0.3 million. During the fourth quarter of 2008, the Company incurred $0.4 million in severance payments related to the termination of the employment agreement of our Chief Executive Officer and President.

Other Income (Expense):

	(dollars in thousands)
	For the Year Ended September 30,
	2009	2008
Interest expense	$(857)	$(1,340)
Interest income	2	143
Gain (loss) on disposal of assets	6	(11)
Gain on extinguishment of debt	55	—
Loss on impairment of goodwill	(15,705)	—
Other income	31	75

Total other expenses	$(16,468)	$(1,133)

Other expenses increased $15.3 million for the year ended September 30, 2009 as compared to the year ended September 30, 2008 primarily due to the impairment of goodwill. See Note 1 – Business Activity and Summary of Significant Accounting Policies. The increase was partially offset by a decrease in interest expense from lower interest rates and the overall reduction of our debt in the amount of $5.2 million. In connection with the closing of the Merger, this revolving line of credit was paid in full. See Note 20 – Subsequent Events. The interest rate on the revolving line of credit was 5.25% at September 30, 2009 compared to 8.93% at September 30, 2008.

Income Tax (Expense) Benefit from Continuing Operations:

	(dollars in thousands)
	For the Year Ended September 30,
	2009	2008
Income tax (provision) benefit	$—	$—

The income tax provision from continuing operations for the year ended September 30, 2009 and 2008 was zero. The Company did not recognize an income tax benefit for the year ended September 30, 2009 as the Company has $19.9 million of net operating losses carryforwards which expire in 2029 and which are fully reserved. In addition, the Company does not have any operating loss carrybacks. The Company also has $1.7 million of capital loss carryforwards which expire in 2014 and which are fully reserved. As a result the Company was unable to recognize an income tax benefit for year ended September 30, 2009 and 2008.

Discontinued Operations:

As indicated earlier, the divestitures of our legacy businesses have been recorded as discontinued operations:

	For the Year Ended September 30,
	2009	2008
Income from discontinued operations	$211,694	$(1,876,039)
Pre-tax income from discontinued operations	211,694	(1,876,039)
Income tax benefit	—	—

Income from discontinued operations, net of income tax	$211,694	$(1,876,039)

Our significant divestitures have been recorded as discontinued operations:

•

On September 30, 2008 we completed the sale of all the issued and outstanding stock of Telecom FM, a wholly owned subsidiary operating in our Telephone Communications business segment. The effective date of the sale was September 1, 2008. The aggregate purchase price paid to the Company for Telecom FM was $3.6 million, which included the payment of outstanding inter-company debt in the amount of $1.2 million. The gain on the sale of Telecom FM amounted to $0.4 million. The activity for the year ended September 30, 2008 represents the operations of Telecom FM for that period.

•

As of September 30, 2008 a reserve was set up for the entire amount of a $2.0 million note receivable due from Sunair Electronics LLC, relating to the sale of our legacy high frequency radio business, as collection of this note is doubtful due to recent adverse developments at Sunair Electronics LLC. In February 2009 a payment of $275,000 was received from Sunair Electronics LLC as settlement of the note receivable. This amount was recorded as income from discontinued operations in the accompanying condensed consolidated statements of operations for the year ended September 30, 2009.

Net Income (Loss)

As a result of the foregoing, the Company’s net loss was ($18.0) million for the year ended September 30, 2009 compared to a net loss of ($6.5) million for the year ended September 30, 2008.

Liquidity and Capital Resources

Generally our working capital needs are funded from operations and advances under our revolving line of credit. In the lawn care and pest control business segment customers are billed when service is rendered and payment is usually received in less than thirty (30) days.

As of September 30, 2009, our liquidity and capital resources included cash and cash equivalents of $1.5 million, working capital deficit of $17.0 million and $0.3 million was available under our revolving line of credit. As of September 30, 2008, our liquidity and capital resources included cash and cash equivalents of $3.0 million, a working capital deficit of $5.7 million and there was $1.4 million available under our revolving line of credit.

Cash provided by operating activities for fiscal 2009 was $4.3 million compared to cash used in operating activities of $0.1 million for fiscal 2008. In 2009 the cash flows from operating activities included a $15.7 million loss on impairment of goodwill.

In fiscal 2009 the primary uses of cash from operating activities were a decrease in accounts payable and accrued expenses of $0.4 million, a decrease in customer deposits of $0.3 million and a decrease in unearned revenue of approximately $0.4 million. The primary sources of cash from operating activities for fiscal year 2009 were a decrease in prepaid expenses and other current assets of $2.2 million, a decrease in accounts receivable of $0.2 million, and a decrease in inventory of $0.4 million.

Net cash used in investing activities for fiscal 2009 and 2008 was $0.6 million and $1.9 million, respectively. The primary uses of cash from investing activities in fiscal 2009 were $0.3 million for the purchase of property, plant and equipment and $0.4 million for the purchase of software and other related costs.

Net cash used in financing activities for fiscal 2009 was $5.2 million. In fiscal 2008 cash provided from financing activities was $2.5 million. The primary uses of cash from financing activities in 2009 were $4.6 million for the repayment of the revolving line of credit and $0.6 million for the repayment of notes payable.

Cash flows from discontinued operations are included in the consolidated statement of cash flows within operating, investing and financing activities. The absence of cash flows from discontinued operations is not expected to impact future liquidity or capital resources.

Our uses of cash for fiscal 2010 will be principally for working capital needs, capital expenditures and debt service. We are not anticipating significant acquisition activity in fiscal 2010.

Subsequent Event

On September 28, 2009, the Company, Massey Services, Inc. (“Massey”), and Buyer Acquisition Company, Inc. (“Merger Sub”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which Merger Sub, would merge with and into the Company, the Company would become a wholly-owned subsidiary of Massey, and all outstanding shares of common stock of the Company (other than shares held by the Massey, Merger Sub or their affiliates) would be converted into the right to receive an amount per share in cash of $2.75. Buyer Acquisition Company, Inc., a Florida corporation and a wholly owned subsidiary of Massey, was formed solely for the purpose of entering into the Merger Agreement with Sunair and completing the Merger, and has not conducted any business operations. Further information about the Merger is included on Form 8-K as filed with the Securities and Exchange Commission (“SEC”) on October 1, 2009, which information is incorporated herein by reference. We completed the Merger with Massey and Merger Sub on December 16, 2009.

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

Software development costs

We capitalize the costs of acquiring, developing and testing software to meet its internal needs. We capitalize costs associated with software developed or obtained for internal use when both the preliminary project stage is completed and management has authorized further funding for the project which it deems probable will be completed and used to perform the function intended. Capitalized costs include only (1) external direct costs of materials and services consumed in developing or obtaining internal-use software, (2) payroll and payroll-related costs for employees who are directly associated with and devote time to the internal-use software project and (3) interest costs incurred while developing internal-use software. Capitalization of such costs ceases no later than the point at which the project is substantially complete and ready for its intended use. Software development costs are amortized using a straight-line method over a three-year period. We capitalized software costs amounting to $616,461 and $246,979 for Middleton at September 30, 2009 and 2008, respectively.

We also capitalized certain costs associated with software development and amortized software costs for periods of 5 to 10 years, the estimated useful life of the asset. During 2008, we sold the outstanding shares of Telecom FM where these software costs were incurred.

Customer Lists

Customer lists are stated at fair value based on the discounted cash flows over the estimated life of the customer contracts and relationships. The Company obtained a valuation study at the time of acquisition of Middleton to determine the value and estimated life of customer lists purchased in order to assist management in determining an appropriate method in which to amortize the asset. The amortization life is based on historic analysis of customer relationships combined with estimates of expected future revenues from customer accounts. Middleton has applied the same valuation method on all of the subsequent acquisitions. Customer lists and intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment.

The Company previously amortized customer lists on a straight-line basis over the weighted average expected life of the customer of 8 years. In the fourth quarter of 2007, the Company performed an extensive analysis to reassess the expected life of the customer lists and concluded that the expected life of the customer should be adjusted from 8 years to 5 years. The change in the estimated useful life used to account for customer lists resulted from our ongoing analysis of all pertinent factors, including actual customer attrition data, demand, and competition. The pertinent factors have been influenced by management’s ongoing customer retention programs, as well as tactical and strategic initiatives to improve service delivery, customer satisfaction, and the credit worthiness of the subscriber customer base. The change in estimated useful life of customer lists was accounted for prospectively. During fiscal 2008 and fiscal 2009, we continued to assess the expected life of the customer and concluded that a 5 year life remains appropriate. Amortization expense for the years ended September 30, 2009 and 2008 amounted to $3,724,403 and $3,726,734, respectively.

Goodwill and other intangible assets

Goodwill represents the excess of costs over fair value of net assets of businesses acquired. Goodwill acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of Accounting Standards Codification (“ASC”) Topic 350, Intangibles -Goodwill and Other. The Company tests goodwill for impairment as of September 30th of each year and, more frequently, if a triggering event occurs utilizing a valuation study. Recoverability of goodwill is evaluated using a two-step process. The first step involves a comparison of the fair value of the reporting unit with its carrying amount. If a reporting unit’s carrying amount exceeds its fair value, the second step is performed. The second step involves a comparison of the implied fair value and carrying value of that reporting unit’s goodwill. To the extent that a reporting unit’s carrying amount exceeds the implied fair value of its goodwill, an impairment loss is recognized.

In performing this assessment, we apply a weighting factor to the i) income approach ii) market capitalization approach under the market approach and the (iii) similar transactions method which is the second method under the market approach to develop the fair value of the reporting unit in order to assess its potential impairment of goodwill. The income approach is based on a discounted cash flow model which relies on a number of factors, including operating results, business plans, economic projections and anticipated future cash flows. Developing these future cash flow projections requires management to make significant assumptions and estimates regarding the sales, gross margin and operating expenses of the reporting unit, as well as consideration of future macroeconomic conditions and the impact of planned business or operational strategies, such as cost cutting measures and focusing on enhancing efficiencies. The U.S. economy and specifically the State of Florida experienced downward economic pressure during 2009 and 2008, which has impacted our growth and attrition rates. Over the forecasted period, we presumed a return to a more stable economic environment which would positively impact our overall growth and attrition rates. In addition, the forecasted period presumes a continued focus on enhancing our internal sales capabilities. Rates used to discount future cash flows are dependent upon interest rates and the cost of capital at a point in time.

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

The Company has concluded that in conjunction with the Merger and the agreed upon purchase price a goodwill impairment triggering event occurred in September 2009. As of the date of the Merger Agreement, which was September 28, 2009, our book value per share was approximately $3.81 per share. We used the market approach and the income approach to perform the assessment. After careful consideration of the underlying assumptions and variables utilized in the above methods selected, we concluded that for purposes of valuing the Middleton Unit we would solely use the market approach based on the recent third party transaction of $2.75 per share. Both approaches gave us similar results of approximately $58.9 million in fair value of the Middleton Unit. Based on the results of the first step the carrying amount of the reporting unit exceeded its calculated fair value. If a reporting unit’s carrying amount exceeds its fair value, the second step is performed. The second step involves a comparison of the implied fair value and carrying value of that reporting unit’s goodwill. To the extent that a reporting unit’s carrying amount exceeds the implied fair value of its goodwill, an impairment loss is recognized. Based on the results of the second step an impairment charge to goodwill was determined to be approximately $15.7 million at September 30, 2009.

In addition to our annual testing for impairment, management monitors changes in circumstances and financial results for potential impairment indicators. During each of the quarters in fiscal year 2009, after carefully considering many factors we determined that no indicators of impairment to our goodwill had occurred during the period prior to September 30, 2009, and therefore no impairment charges were recorded in the interim reporting periods.

Customer lists and intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. Customer lists are stated at fair value based on the discounted cash flows over the estimated life of the customer contracts and relationships. We performed a valuation study at the time of acquisition of Middleton to determine the value and estimated life of customer lists purchased in order to assist management in determining an appropriate method in which to amortize the asset. The amortization life is based on historic analysis of customer relationships combined with estimates of expected future revenues from customer accounts. Middleton has applied the same acquisition method on all of the subsequent acquisitions. We previously amortized customer lists on a straight-line basis over the expected life of the customer of 8 years.

In the fourth quarter of 2007, the Company performed an extensive analysis to reassess the expected life of the customer lists and concluded that the expected life of the customer should be adjusted from 8 years to 5 years. The change in the estimated useful life used to account for customer lists resulted from our ongoing analysis of all pertinent factors, including actual customer attrition data, demand, and competition. The pertinent factors have been influenced by management’s ongoing customer retention programs, as well as tactical and strategic initiatives to improve service delivery, customer satisfaction, and the credit worthiness of the subscriber customer base. The change in estimated useful life of customer lists was accounted for prospectively.

Impairment of long-lived assets and long-lived assets to be disposed of

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceeds the estimated fair value. Assets to be disposed of are reported at the lower of the carrying amount or estimated fair value less costs to sell. No asset impairment occurred during the years ended September 30, 2009 and 2008.

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

Stock-based Compensation

Compensation costs recognized include costs related to 1) all share-based payments granted prior to but not yet vested as of January 1, 2006, based on previously estimated grant-date fair values and 2) all share-based payments granted subsequent to December 31, 2005 based on the grant-date estimated fair value. We use the Black-Scholes option pricing model to estimate the fair value of stock options granted… See Note 10-Stock Options.

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

ASC Topic 740, “Income Taxes” prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance requires that the Company determine whether the benefits of the Company’s tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. The Company did not have any unrecognized tax benefits and does not have any interest and penalties in the statement of operations for the year ended September 30, 2009. The tax years 2004-2007 remain subject to examination by major tax jurisdictions.

We currently have provided for a full valuation allowance against our net deferred tax assets. Based on the available objective evidence, management does not believe it is more likely than not that the net deferred tax assets will be realizable in the future. An adjustment to the valuation allowance would benefit net income in the period in which such determination is made if we determine that we would be able to realize our deferred tax assets in the foreseeable future. Our federal and state net operating loss carryforwards, amounting to approximately $19.9 million, which expire in various years through 2029.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sunair Services Corporation and Subsidiaries as of September 30, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the two-year period ended September 30, 2009 in conformity with accounting principles generally accepted in the United States of America.

Berenfeld Spritzer Shechter & Sheer, LLP

Certified Public Accountants

Fort Lauderdale, Florida

January 13, 2010

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30,

	2009	2008

ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$1,480,146	$2,974,382
Accounts receivable, net	2,262,863	2,597,447
Inventories, net	1,019,468	1,403,832
Prepaid and other current assets	651,044	2,829,535

Total Current Assets	5,413,521	9,805,196

PROPERTY, PLANT, AND EQUIPMENT, net	1,324,504	1,907,213

OTHER ASSETS:

Software costs	616,461	246,979
Customer list, net	3,732,301	7,456,704
Goodwill	46,407,528	62,112,528
Other assets	264,057	254,790

Total Other Assets	51,020,347	70,071,001

TOTAL ASSETS	$57,758,372	$81,783,410

See accompanying notes to the consolidated financial statements.

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30,

	2009	2008
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accounts payable	$1,563,665	$1,787,406
Accrued expenses	3,111,534	3,256,342
Unearned revenues	491,839	863,770
Customer deposits	2,847,675	3,149,715
Revolving line of credit, current portion	5,000,000	4,100,000
Note Payable - related party, current portion	5,000,000	—
Notes payable and capital leases, current portion	4,427,398	2,306,189

Total Current Liabilities	22,442,111	15,463,422

LONG TERM LIABILITIES:

Notes payable and capital leases, net of current portion	898,909	3,682,184
Note payable - related party, net of current portion	—	5,000,000
Revolving line of credit, net of current portion	—	5,500,000

Total Long Term Liabilities	898,909	14,182,184

TOTAL LIABILITIES	23,341,020	29,645,606

COMMITMENTS & CONTINGENCIES

STOCKHOLDERS’ EQUITY:

Preferred stock, no par value, 8,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.10 par value, 100,000,000 shares authorized, 13,093,588 and 13,091,088 shares issued and outstanding at September 30, 2009 and September 30, 2008, respectively	1,309,360	1,309,110
Additional paid-in capital	52,993,003	52,756,311
Accumulated deficit	(19,885,011)	(1,927,617)

Total Stockholders’ Equity	34,417,352	52,137,804

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$57,758,372	$81,783,410

See accompanying notes to the consolidated financial statements.

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE TWO YEARS ENDED SEPTEMBER 30,

	2009	2008
SALES	$51,162,213	$56,612,660

COST OF SALES	18,860,808	22,120,223

GROSS PROFIT	32,301,405	34,492,437

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	34,002,426	37,996,341

LOSS FROM OPERATIONS	(1,701,021)	(3,503,904)

OTHER INCOME (EXPENSES):
Interest expense	(857,349)	(1,339,721)
Interest income	1,853	142,814
Gain (loss) on disposal of assets	6,477	(10,774)
Gain on extinguishment of debt	55,000	—
Loss on impairment of goodwill	(15,705,000)	—
Other income	30,952	75,000

Total Other Expenses	(16,468,067)	(1,132,681)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(18,169,088)	(4,636,585)

INCOME TAX PROVISION	—	—

LOSS FROM CONTINUING OPERATIONS	(18,169,088)	(4,636,585)

INCOME FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX BENEFIT OF $0 and $0 IN 2009 and 2008, RESPECTIVELY	211,694	(1,876,039)

NET LOSS	$(17,957,394)	$(6,512,624)

BASIC AND DILUTED (LOSS) INCOME PER SHARE:
CONTINUING OPERATIONS	$(1.39)	$(0.35)

DISCONTINUED OPERATIONS	$0.02	$(0.14)

NET LOSS	$(1.37)	$(0.49)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC and DILUTED	13,091,713	13,091,088

See accompanying notes to the consolidated financial statements.

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

AND COMPREHENSIVE (LOSS) INCOME

FOR THE YEARS ENDED SEPTEMBER 30,

			Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Common Stock
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance at September 30, 2007	13,091,088	$1,309,110	$52,378,437	$4,585,007	$88,670	$58,361,224
Comprehensive income:
Net loss				(6,512,624)		(6,512,624)
Currency translation adjustment					(88,670)	(88,670)

Comprehensive loss				(6,512,624)	(88,670)	(6,601,294)
Stock-based compensation expense			377,874			377,874

Balance at September 30, 2008	13,091,088	1,309,110	52,756,311	(1,927,617)	—	52,137,804
Comprehensive income:
Net loss	—	—	—	(17,957,394)		(17,957,394)
Sale of stock	2,500	250	4,150			4,400
Stock-based compensation expense	—	—	232,542		—	232,542

Balance at September 30, 2009	13,093,588	$1,309,360	$52,993,003	$(19,885,011)	$—	$34,417,352

See accompanying notes to the consolidated financial statements.

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE TWO YEARS ENDED SEPTEMBER 30,

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,957,394)	$(6,512,624)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	818,579	881,873
Amortization	3,724,403	3,939,453
Bad debt reserve	142,296	2,454,246
Loss on impairment of goodwill	15,705,000	—
Inventory reserve	12,890	(404,878)
(Gain) loss on sale of assets	(6,477)	10,774
Gain on extinguishment of debt	(55,000)	(75,000)
Gain on sale of stock		(436,284)
Stock-based compensation expense	232,542	377,874
(Increase) decrease in assets:
Accounts receivable	192,288	(1,722,613)
Inventories	371,474	10,964
Prepaid and other current assets	2,178,491	685,571
Other assets	(9,267)	152,487
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(368,549)	637,044
Unearned revenue	(371,931)	(88,647)
Customer deposits	(302,040)	(20,347)

Net Cash Provided By (Used In) Operating Activities	4,307,305	(110,107)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant, and equipment	(286,875)	(508,082)
Software development costs	(369,482)	(246,979)
Cash paid for business acquisitions	—	(1,000,000)
Net cash used in the sale of Telecom FM		(183,109)
Net proceeds from sale of assets	57,482	61,764

Net Cash (Used In) Investing Activities	(598,875)	(1,876,406)

See accompanying notes to the consolidated financial statements.

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE TWO YEARS ENDED SEPTEMBER 30,

	2009	2008
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of line of credit (net)	(4,600,000)	(932,796)
Proceeds from line of credit	—	3,800,000
Proceeds from sale of common stock, net	4,400
Repayment of notes payable and capital leases	(607,066)	(360,466)

Net Cash (Used In) Provided By Financing Activities	(5,202,666)	2,506,738

Effect of exchange rate fluctuations on cash	—	(327,681)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,494,236)	192,544

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	2,974,382	2,781,838

CASH AND CASH EQUIVALENTS, END OF YEAR	$1,480,146	$2,974,382

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$938,893	$1,300,709

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt incurred in acquisitions	$—	$600,000

Receivable for proceeds from sale of Telecom FM	$—	$1,800,000

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

Accounts receivable

Accounts receivable consist of balances due from sales. The Company performs periodic credit evaluations of its customers and maintains an allowance for potential credit losses based on historical experience and other information available to management. At September 30, 2009 and 2008, the Company established an allowance of $146,984 and $407,075, respectively.

Inventories

Inventories, which consist of raw materials, work-in-process, and finished goods, are stated at the lower of cost or market value, cost being determined using the first in, first out method. The Company records reserves for inventory shrinkage and obsolescence, when considered necessary. At September 30, 2009 and 2008, the Company established a reserve of $0 and $12,890, respectively.

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

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Software development costs

The Company capitalizes the costs of acquiring, developing and testing software to meet its internal needs. The Company capitalizes costs associated with software developed or obtained for internal use when both the preliminary project stage is completed and management has authorized further funding for the project which it deems probable will be completed and used to perform the function intended. Capitalized costs include only (1) external direct costs of materials and services consumed in developing or obtaining internal-use software, (2) payroll and payroll-related costs for employees who are directly associated with and devote time to the internal-use software project and (3) interest costs incurred while developing internal-use software. Capitalization of such costs ceases no later than the point at which the project is substantially complete and ready for its intended use. Software development costs are amortized using a straight-line method over a three-year period. The Company capitalized software costs amounting to $616,461 and $246,979 for Middleton at September 30, 2009 and 2008, respectively.

The Company also capitalized certain costs associated with software development and amortized these software costs for periods of 5 to 10 years, the estimated useful life of the asset. During 2008, the Company sold the outstanding shares of Telecom FM where these software costs were incurred.

Customer Lists

Customer lists are stated at fair value based on the discounted cash flows over the estimated life of the customer contracts and relationships. The Company obtained a valuation study at the time of acquisition of Middleton to determine the value and estimated life of customer lists purchased in order to assist management in determining an appropriate method in which to amortize the asset. The amortization life is based on historic analysis of customer relationships combined with estimates of expected future revenues from customer accounts. Middleton has applied the same valuation method on all of the subsequent acquisitions. Customer lists and intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment.

The Company previously amortized customer lists on a straight-line basis over the weighted average expected life of the customer of 8 years. In the fourth quarter of 2007, the Company performed an extensive analysis to reassess the expected life of the customer lists and concluded that the expected life of the customer should be adjusted from 8 years to 5 years. The change in the estimated useful life used to account for customer lists resulted from our ongoing analysis of all pertinent factors, including actual customer attrition data, demand, and competition. The pertinent factors have been influenced by management’s ongoing customer retention programs, as well as tactical and strategic initiatives to improve service delivery, customer satisfaction, and the credit worthiness of the subscriber customer base. The change in the estimated useful life of customer lists was accounted for prospectively. During fiscal 2009 and 2008, the Company continued to assess the expected life of the customer and concluded that a 5 year life remains appropriate. Amortization expense for the years ended September 30, 2009 and 2008 amounted to $3,724,403 and $3,726,734, respectively.

Goodwill

Goodwill represents the excess of costs over fair value of net assets of businesses acquired. Goodwill acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of Accounting Standards Codification (“ASC”) Topic 350, Intangibles -Goodwill and Other. The Company tests goodwill for impairment as of September 30th of each year and, more frequently, if a triggering event occurs utilizing a valuation study. Recoverability of goodwill is evaluated using a two-step process. The first step involves a comparison of the fair value of the reporting unit with its carrying amount. If a reporting unit’s carrying amount exceeds its fair value, the second step is performed. The second step involves a comparison of the implied fair value and carrying value of that reporting unit’s goodwill. To the extent that a reporting unit’s carrying amount exceeds the implied fair value of its goodwill, an impairment loss is recognized.

In performing this assessment, we apply a weighting factor to the i) income approach ii) market capitalization approach under the market approach and the (iii) similar transactions method which is the second method under the market approach to develop the fair value of the reporting unit in order to assess its potential impairment of goodwill. The income approach is based on a discounted cash flow model which relies on a number of factors, including operating results, business plans, economic projections and anticipated future cash flows. Developing these future cash flow projections requires management to make significant assumptions and estimates regarding the sales, gross margin and operating expenses of the reporting unit, as well as consideration of future macroeconomic conditions and the impact of planned business or operational strategies, such as cost cutting measures and focusing on enhancing efficiencies. The U.S. economy and specifically the State of Florida experienced downward economic pressure during 2009 and 2008, which has impacted growth and attrition rates. Over the forecasted period, the Company presumed a return to a more stable economic environment which would positively impact the overall growth and attrition rates. In addition, the forecasted period presumes a continued focus on enhancing the internal sales capabilities. Rates used to discount future cash flows are dependent upon interest rates and the cost of capital at a point in time.

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

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company has concluded that in conjunction with the Merger and the agreed upon purchase price a goodwill impairment triggering event occurred in September 2009. As of the date of the Merger Agreement, which was September 28, 2009, the book value per share was approximately $3.81 per share. The Company used the market approach and the income approach to perform the assessment. After careful consideration of the underlying assumptions and variables utilized in the above methods selected, the Company concluded that for purposes of valuing the Middleton Unit, the best method to use was the market approach which was based on the recent third party transaction of $2.75 per share. Both approaches gave us similar results of approximately $58.9 million in fair value of the Middleton Unit. Based on the results of the first step the carrying amount of the reporting unit exceeded its calculated fair value. If a reporting unit’s carrying amount exceeds its fair value, the second step is performed. The second step involves a comparison of the implied fair value and carrying value of that reporting unit’s goodwill. To the extent that a reporting unit’s carrying amount exceeds the implied fair value of its goodwill, an impairment loss is recognized. Based on the results of the second step an impairment charge to goodwill was determined to be approximately $15.7 million at September 30, 2009.

In addition to the annual testing for impairment, management monitors changes in circumstances and financial results for potential impairment indicators. During each of the quarters in fiscal year 2009, after carefully considering many factors we determined that no indicators of impairment to our goodwill had occurred during the period prior to September 30, 2009, and therefore no impairment charges were recorded in the interim reporting periods.

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

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceeds the estimated fair value. Assets to be disposed of are reported at the lower of the carrying amount or estimated fair value less costs to sell. No asset impairment occurred during the years ended September 30, 2009 and 2008.

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

Advertising costs

The Company expenses advertising costs as incurred. Advertising expenses totaled $2,191,904 and $2,420,286, for the years ended September 30, 2009 and 2008, respectively.

Comprehensive Income

Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes certain changes in equity that are excluded from net income. At September 30, 2008, the cumulative foreign currency translation adjustment was written off in connection with the sale of Telecom FM and is included in discontinued operations. During fiscal 2009 there were no changes in equity that were excluded from net income.

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentration of credit risk

The Company at various times during the year maintains cash balances in excess of federally insured (FDIC) limits. The uninsured balances were $1,590,268 and 2,654,984 at September 30, 2009 and 2008, respectively.

Stock-based Compensation

Compensation costs recognized include costs related to 1) all share-based payments granted prior to but not yet vested as of January 1, 2006, based on previously estimated grant-date fair values and 2) all share-based payments granted subsequent to December 31, 2005 based on the grant-date estimated fair value. The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options granted. See Note 10-Stock Options.

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

ASC Topic 740, “Income Taxes” prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance requires that the Company determine whether the benefits of the Company’s tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. The Company did not have any unrecognized tax benefits and does not have any interest and penalties in the statement of operations for the year ended September 30, 2009. The tax years 2004-2007 remain subject to examination by major tax jurisdictions.

The Company currently has provided for a full valuation allowance against the net deferred tax assets. Based on the available objective evidence, management does not believe it is more likely than not that the net deferred tax assets will be realizable in the future. An adjustment to the valuation allowance would benefit net income in the period in which such determination is made if the Company determines that it would be able to realize its deferred tax assets in the foreseeable future. The Company’s federal and state net operating loss carryforwards, amounting to approximately $19.9 million, begin to expire in 2029.

Reclassification

Certain reclassifications of amounts previously reported have been made to the accompanying consolidated financial statements in order to maintain consistency and comparability between periods presented.

Recent Accounting Pronouncements

In June 2009, the FASB issued guidance that eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. The adoption of this guidance is effective for fiscal years beginning after November 15, 2009. The Company will adopt this guidance in fiscal 2010 and is evaluating the impact it will have on the consolidated results of the Company.

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In June 2009, the FASB issued guidance that establishes the FASB Accounting Standards Codification as the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. The Company began to use the new Codification when referring to GAAP in its annual report on Form 10-K for the year ending September 30, 2009. This did have an impact on the consolidated results of the Company.

In May 2009, the FASB issued guidance that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance will be effective for interim and annual financial periods ending after June 15, 2009. The Company adopted this guidance during the three months ended June 30, 2009 and evaluated subsequent events through the issuance date of the financial statements. The adoption of this guidance did not have any impact on the Company’s financial position, results of operations or cash flow.

In June 2008, the FASB issued guidance provides that unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and shall be included in the computation of earnings per share pursuant to the two class method. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008 (fiscal year ending September 30, 2010 for the Company) and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data. The guidance is effective for the Company retroactively in the first quarter ending December 31, 2009. The Company is in the process of evaluating the impact of adoption on the calculation and presentation of earnings per share in its consolidated financial statements.

In April 2008, the FASB issued guidance that amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This guidance is effective for fiscal years beginning after December 31, 2008, and interim periods within those fiscal years. This guidance is effective for fiscal years beginning after December 31, 2008 (fiscal year ending September 30, 2010 for the Company), and interim periods within those fiscal years (interim period December 31, 2009 for the Company). Early adoption is prohibited. The Company is currently assessing the impact adoption will have on its financial position, cash flows, and results of operations.

In December 2007, the FASB issued guidance that defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any non-controlling interest at their fair values as of the acquisition date. The guidance also requires that acquisition-related costs be recognized separately from the acquisition. The guidance is effective for the Company for fiscal year ending September 30, 2010. The Company is currently assessing the impact of adoption on its consolidated financial position and results of operations.

In December 2007, the FASB issued accounting guidance to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Among other requirements, the guidance clarifies that a noncontrolling interest in a subsidiary, which was previously referred to as minority interest, is to be reported as a separate component of equity in the consolidated financial statements. The guidance also requires consolidated net income to include the amounts attributable to both the parent and the noncontrolling interest and to disclose those amounts on the face of the consolidated statement of income. The guidance must be applied prospectively for fiscal years, and interim periods within those fiscal years, beginning in the Company’s fiscal year ended September 30, 2010, except for the presentation and disclosure requirements, which will be applied retrospectively for all periods presented. The Company is currently assessing the impact of adoption on its consolidated financial statements.

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Pro-Forma Results of Operations

The pro-forma results of operations for the year ended September 30, 2009 are not presented since there was an insignificant difference between pro-forma and actual results for the period as our sole acquisition during this time period. Marshall, was acquired on October 2, 2007.

NOTE 3 — INVENTORIES

Inventories consist of the following at September 30, 2009 and 2008:

	For the Year Ended September 30,
	2009	2008
Materials	$1,019,468	$1,403,832

	$1,019,468	$1,403,832

The Company establishes reserves for inventory shrinkage and obsolescence. Reserves for inventory shrinkage and obsolescence amounted to $0 and $12,890 at September 30, 2009 and 2008, respectively.

NOTE 4 — NOTE RECEIVABLE

Pursuant to the Asset Purchase Agreement on September 8, 2006 between the Company and Sunair Electronics, LLC formerly known as Sunair Holdings, LLC (“Sunair Holdings”), the Company received a three year subordinated promissory note as partial payment for the sale of substantially all of the assets of Sunair Communications, Inc. (“Sunair Communications”) its wholly-owned subsidiary. The $2.0 million note issued by Sunair Holdings was guaranteed by the members of Sunair Holdings, matured on September 8, 2009 and bore interest at one year London Interbank Offering Rate (“LIBOR”) plus 3% (6.96% at September 30, 2008) which was payable monthly starting on October 1, 2006. The Company’s former Chief Financial Officer, who also was the former Chief Financial Officer of Sunair Communications, and the Company’s former President, who also was the former President of Sunair Communications, are affiliates of Sunair Holdings.

During the year ended September 30, 2008, management’s evaluation of the collectibility of the $2.0 million note resulted in a full reserve. In February 2009, a payment of $275,000 was received from Sunair Electronics LLC as settlement of the note receivable. This amount was recorded as income from discontinued operations in the accompanying consolidated statements of operations for the year ended September 30, 2009.

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5 — PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following at September 30:

	2009	2008
Building and improvements	$1,478,497	$1,444,450
Automobiles	2,530,783	3,059,531
Machinery and equipment	3,809,739	3,620,013

	7,819,019	8,123,994
Accumulated depreciation	6,494,515	6,216,781

	$1,324,504	$1,907,213

Depreciation expense consisted of $818,579 and $881,873 for the years ended September 30, 2009 and 2008, respectively.

NOTE 6 — REVOLVING LINE OF CREDIT

The Company has a line of credit with a financial institution collateralized by substantially all of the assets of the Company. The maximum credit limit was $5.5 million as of September 30, 2009. Interest is compounded daily based upon the LIBOR plus 5.00%. The interest rate at September 30, 2009 was approximately 5.25%. Interest expense incurred on the line of credit amounted to $350,383 and $606,029 and for the year ended September 30, 2009 and 2008, respectively. The outstanding balance on the revolving line of credit at September 30, 2009 and September 30, 2008, respectively, amounted to $5.0 million and $9.6 million, of which $5.0 and $4.1 million was classified as a current liability, respectively. At September 30, 2009, the availability under the revolving line of credit amounted to $250,000, which is net of a $250,000 outstanding letter of credit. Effective August 11, 2009, the maximum credit line was reduced from $6.75 million to $5.5 million, thus reducing the availability under the revolving line of credit.

On January 28, 2009, the Company modified certain terms and conditions of its revolving line of credit representing the third amendment to the credit agreement. Among the amended terms and conditions was the extension of the maturity date to January 2, 2010 and reduction of the maximum credit limit from $11.75 million on September 30, 2008 to $7.75 million on December 31, 2008, to $7.5 million on March 31, 2009, to $6.75 million on June 30, 2009 and to $5.5 million on September 30, 2009. In addition, there were amendments to the financial covenants relating to the consolidated EBITDA, leverage ratio and fixed charge coverage ratio, which amendments were effective for the quarter ended September 30, 2008. The consolidated EBITDA requirement and the fixed charge coverage ratio were reduced and the leverage ratio was increased. As of September 30, 2009, the Company was in compliance with its financial covenants. On August 11, 2009, the Company obtained an extension of the maturity date of the revolving line of credit to July 2, 2010 and reduced the maximum credit limit from $6.75 million to $5.5 million as of August 11, 2009 and thereafter.

In connection with the closing of the Merger, this note was paid in full. See Note 20 – Subsequent Events.

NOTE 7 — NOTES PAYABLE

The Company has a capital lease for certain office equipment. The balance of the capital lease at September 30, 2009 and September 30, 2008, totaled $8,726 and $12,808, respectively.

The Company has a note payable with a financial institution for leased office build-out costs. The notes bears interest at 5.60% per annum, payable in monthly installments of principal and interest in the amount of $3,285 through March 29, 2011. Balances at September 30, 2009 and September 30, 2008, totaled $56,558 and $91,680, respectively. In connection with the closing of the Merger, this note was paid in full. See Note 20 – Subsequent Events.

The Company has notes payable with financial institutions for automobile loans. Interest rates range from 7.9% to 9.6% per annum, payable in monthly installments of principal and interest ranging in the amounts of $275 to $425, expiring in various years through 2011. Balances at September 30, 2009 and September 30, 2008, totaled $9,023 and $31,885, respectively.

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has nine subordinated notes payable relating to certain acquisitions, totaling $5,252,000 at September 30, 2009 and $5,852,000 at September 30, 2008. The most recent acquisition is described in Note 2- Acquisition. The subordinated notes payable bear interest at 6% and 7% with one note payable bearing interest at LIBOR plus 2% per annum (3.60% at September 30, 2009), with interest payable in semi-annual installments ranging in the amounts of $3,000 to $36,000 and principal due at maturity. The notes expire in various years through 2011. On November 10, 2008, a $25,000 promissory note issued by the Company in connection with the purchase of the assets of Valentine’s Indoor Pest Management, Inc. was forgiven by the seller pursuant to an agreement among the parties regarding certain employment related issues. The Company recorded a gain of $25,000 during the year ended September 30, 2009.

During the quarter ended March 31, 2009, the Company renegotiated and extended the due date of a $1.2 million promissory note, issued in connection with the purchase of the assets of Ron Fee, Inc., from March 31, 2009 to April 1, 2010. During the quarter ended March 31, 2009 the Company renegotiated and extended the due date of a $175,000 promissory note, issued in connection with the purchase of the assets of Pestec Pest Control, Inc., from February 28, 2009 to February 28, 2010. During the quarter ended June 30, 2009, the Company renegotiated and extended the due date of a $500,000 promissory note in connection with the purchase of the assets of Summer Rain Fertilization Company from May 31, 2009 to May 31, 2010. During the quarter ended June 30, 2009, the Company paid $45,000 to the holder of a $425,000 promissory note issued in connection with the purchase of the assets of Marshall Pest Control. In consideration for the payment the seller reduced the note by $30,000 to $350,000. As a result of this reduction, the Company recorded a gain of $30,000 during the year ended September 30, 2009.

Interest expense incurred for the notes payable amounted to $340,014 and $418,692 for the years ended September 30, 2009 and 2008, respectively.

Minimum future principal payments required under the above notes payable as of September 30, 2009, for each of the next five years and in the aggregate are:

2010	$4,427,398
2011	898,909
2012	—
2013	—
2014	—
Thereafter	—

5,326,307
Less: current portion	4,427,398

Long term portion	$898,909

NOTE 8 — NOTE PAYABLE — RELATED PARTY

The Company has a $5,000,000 subordinated note payable, of which $4,000,000 is payable to a related party, in connection with the acquisition of Middleton. The related party is Mr. Charles Steinmetz, the former CEO of Middleton from 1977 to June 2005, who also served as CEO of Middleton from January 18, 2008 to July 25, 2008. Mr. Steinmetz was the majority owner of Middleton from 1977 until it was purchased by the Company in June 2005 and has served as a director of the Company since that time. Interest is paid semi-annually at prime (3.25% as of September 30, 2009). The note payable is due in full on the earlier of i) fifteen business days subsequent to the closing of a voluntary sale or transfer of all or substantially all of the Company’s assets or all of the Company’s capital stock to a person other than an affiliate of the Company or ii) June 7, 2010. On August 4, 2009, effective as of June 30, 2009, the Company obtained an extension of the maturity date of the note payable from June 7, 2010 to October 1, 2010. Interest expense related to this note payable amounted to $166,952 and $315,000 for the year ended September 30, 2009 and 2008, respectively, of which $133,562 and $252,000 pertained to Mr. Steinmetz, respectively. In connection with the closing of the Merger, this note was paid in full. See Note 20 – Subsequent Events.

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9 — INCOME TAXES

The components of the Company’s income tax (expense) benefit for the years ended September 30 are as follows:

	2009	2008
Current:
Federal	$—	$—
State	—	—
Foreign	—	—

	—	—

Deferred:
Federal	—	—
State	—	—
Foreign	—	—

	—	—

Income tax benefit	$—	$—

The total provision for 2009 and 2008 vary from the amounts computed by applying the 35% statutory rates to income before income taxes for the following reasons:

	2009	2008
Income tax at the statutory rates	$(6,285,088)	$2,279,418
State income tax, net of federal tax	(172,374)	210,794
Difference in book/tax gain on sale of Telecom	—	(165,880)
Difference in book/tax gain on sale of Percipia	—	(179,994)
Goodwill impairment	5,496,750	—
Percipia NOLs not utilized	616,037
Other	116,894	(131,539)
Change in valuation allowance	227,781	(2,021,476)

Income tax benefit	$—	$(8,677)

Continuing operations	—	—
Discontinued operations	—	(8,677)

Income tax benefit	$—	$(8,677)

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of September 30, 2009 and 2008 the components of the deferred tax assets and liabilities consisted of the following:

	2009	2008
Deferred tax assets—current:
Allowance for bad debt	$56,699	$157,029
Warranty reserve	58,297	57,863
Accrued expenses	73,958	—

Deferred tax assets—current:	188,954	214,892
Less: valuation allowance	(188,954)	(214,892)

Net deferred tax assets—current	$—	$—

Deferred tax assets—non-current:
Net opertaing loss carryover	$8,099,510	$7,005,054
Customer list	2,916,086	1,874,275
Charitable contribution credit carryover	81,676	74,707
Reserve for note receivable	—	771,500
Capital loss carryforward	665,419
Other	65,815	224,386

Deferred tax assets—non-current	11,828,506	9,949,922
Less: valuation allowance	(5,566,666)	(5,312,948)

Net deferred tax assets—non-current	6,261,840	4,636,974

Deferred tax liabilities—non-current:
Goodwill	(6,261,840)	(4,665,599)
Property, Plant & Equipment	—	28,625

Deferred tax liabilities—non-current	(6,261,840)	(4,636,974)

Net deferred tax liability—non-current	$—	$—

As of September 30, 2009, the Company had net operating losses of approximately $ 19.9 million that can be carried forward for up to twenty years and deducted against future taxable income. The net operating loss carryforwards expire in various years through 2029. The company also has a capital loss carryforward of approximately $ 1.7 million that can be carried forward for five years and deducted against future capital gain income. The capital loss carryforward expires in 2014.

In assessing the ability to realize a portion of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making the assessment. The valuation allowance for deferred tax assets as of September 30th, 2009 was $ 5.8 million. The increase in the valuation allowance was approximately $ 228,000 for the year ended September 30th, 2009, primarily due to the carryforward of losses from operations for the year.

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10 — STOCK OPTIONS

At the annual meeting of shareholders held on February 4, 2005, the shareholders approved the adoption of the Company’s 2004 Stock Incentive Plan with an aggregate of 800,000 shares of the Company’s un-issued common stock, to replace the Company’s 2000 Stock Option Plan, which was approved by the Company’s shareholders at a shareholders meeting held on January 24, 2000. The 800,000 shares authorized under the 2004 Stock Incentive Plan are reserved for issuance to officers, directors, employees and prospective employees as incentive stock options, non-qualified stock options, restricted stock awards, other equity awards and performance based stock incentives. The option price, numbers of shares and grant date are determined at the discretion of the Company’s board of directors or the committee overseeing the 2004 Stock Incentive Plan.

There were 45,000 and 438,500 options granted at a weighted average price of $1.56 and $1.85, for the years ended September 30, 2009 and 2008, respectively.

Stock option activity for the years ended September 30, 2009 and 2008 are as follows:

	For the years ended September 30,
	2009			2008
	Shares	Weighted Avg. Exercise Price	Remaining Life	Shares	Weighted Avg. Exercise Price	Remaining Life
Balances, beginning of year	857,949	$4.59		585,092	$6.94
Granted	45,000	$1.56		438,500	$1.85
Exercised	—	$—		—	$—
Expired/Forfeited	(362,999)	$4.86		(165,643)	$5.61

Options outstanding, end of year	539,950	$4.28	5.56	857,949	$4.59	5.88

Options exercisable, end of year	393,805	$5.15	5.17	504,780	$6.04	4.95

Options available for future grants	260,050			107,051

Stock options outstanding and exercisable at September 30, 2009 are as follows:

	Options Outstanding		Options Exercisable
Exercise Price	Options Outstanding	Weighted Average Remaining Life	Exercise Price	Options Exercisable
$1.55	35,000	7.27	$1.59	25,411
$1.59	10,000	7.31	$1.59	1,733
$1.76	180,500	6.39	$1.76	105,457
$1.85	17,500	6.47	$1.85	6,712
$2.03	50,000	6.91	$2.03	13,630
$3.00	5,000	6.62	$3.00	1,729
$3.23	35,000	5.35	$3.23	35,000
$3.40	6,250	5.87	$3.40	6,250
$5.35	20,000	4.37	$5.35	20,000
$5.60	75,000	4.21	$5.60	73,716
$6.09	17,500	4.21	$6.09	15,967
$11.40	88,200	3.68	$11.40	88,200

	539,950			393,805

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value

Compensation costs recognized include costs related to 1) all share-based payments granted prior to but not yet vested as of January 1, 2006, based on previously estimated grant-date fair values and 2) all share-based payments granted subsequent to December 31, 2005 based on the grant-date estimated fair value. The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options granted. In addition, options granted to certain members of the board of directors as payment for Board services and the issuance of restricted stock awards and stock units are also included in stock-based compensation for the years ended September 30, 2009 and 2008. The Company recognizes compensation expense for restricted stock awards and restricted stock units on a straight-line basis over the requisite service period of the award. The Company recorded $232,542 and $377,874 of stock-based compensation expense which has been classified as selling, general and administrative expenses for the years ended September 30, 2009 and 2008, respectively.

The fair value of stock-based awards was estimated using the Black-Scholes model, on the date of grant, with the following weighted-average assumptions:

For the Years Ended September 30,
	2009	2008
Expected dividend yield	—	—
Expected price volatility	64.87-65.13%	57.52 -60.69%
Risk-free interest rate	1.48-1.60%	2.80 -3.49%
Expected life of options	4.5-5.25 years	4.50-8 years

The Company’s computation of the expected volatility for the years ended September 30, 2009 and 2008 is based primarily upon historical volatility and the expected term of the option. The Company continues to use the simplified method of determining the expected term provided under SAB 110 as sufficient historical data is not available. The interest rate is based on the U.S. Treasury yield in effect at the time of grant for a period commensurate with the estimated expected life.

As of September 30, 2009, $152,685 of total unrecognized compensation costs related to non-vested stock options is expected to be recognized over a weighted average period of 1.31 years.

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

On January 27, 2006, the Company completed the sale of its securities to investors in a private placement pursuant to purchase agreements, dated December 15, 2005, by and among the Company and the investors of the common stock named therein (the “Purchase Agreements”). Pursuant to the Purchase Agreements, the Company agreed to sell up to an aggregate of 2,857,146 shares of its common stock at a price per share of $5.25 (the “Private Placement”), with total gross proceeds (before fees and expenses) to the Company of approximately $15 million and net proceeds to the Company of approximately $13.5 million. In conjunction with the Private Placement, warrants to purchase 1,000,000 shares of common stock were issued, at an exercise price of $6.30 (subject to adjustment). The shares and warrants have anti-dilution features. As of September 30, 2009 and 2008, none of the warrants issued as part of this private placement had been exercised. At September 30, 2008, there were 6 million warrants to purchase the Company’s common stock outstanding. During fiscal 2009 the 6 million warrants expired.

On December 16, 2009, the Company closed the Merger. See Note 20 – Subsequent Events.

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Capitalization

The Company’s authorized capital stock consists of 100,000,000 shares of common stock, $.10 par value per share, and 8,000,000 shares of preferred stock, with no par value. The preferred stock may be issued in one or more series. The Board of Directors of the corporation is hereby expressly authorized to issue the shares of preferred stock in such series and to fix from time to time before issuance the number of shares to be included in any series and the designation, relative rights, preferences and limitations of all shares of such series. The authority of the Board of Directors with respect to each series shall include, without limitation thereto, the determination of any or all of the following, and the shares of each series may vary from the shares of any other series in the following respects: (a) the number of shares constituting such series and the designation thereof to distinguish the shares of such series from the shares of all other series; (b) the annual dividend rate on the shares of that series and whether such dividends shall be cumulative and, if cumulative, the date from which dividends shall accumulate; (c) the redemption price or prices for the particular series, if redeemable, and the terms and conditions of such redemption; (d) the preference, if any, of shares of such series in the event of any voluntary or involuntary liquidation, dissolution or winding-up of the corporation; (e) the voting rights, if any, in addition to the voting rights prescribed by law and the terms of exercise of such voting rights; (f) the right, if any, of shares of such series to be converted into shares of any other series or class and the terms and conditions of such conversion; and (g) any other relative rights, preferences and limitations of that series. There were no shares of preferred stock outstanding as of September 30, 2009 and 2008.

On December 16, 2009, the Company closed the Merger. See Note 20 – Subsequent Events.

NOTE 12 — DISCONTINUED OPERATIONS

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

As of September 30, 2008 a reserve was set up for the entire amount of a $2.0 million note receivable due from Sunair Electronics LLC, relating to the sale of our legacy high frequency radio business, as collection of this note was doubtful due to recent adverse developments at Sunair Electronics LLC. In February 2009 a payment of $275,000 was received from Sunair Electronics LLC as settlement of the note receivable. This amount was recorded as income from discontinued operations in the accompanying condensed consolidated statements of operations for the year ended September 30, 2009.

The accompanying audited condensed consolidated statements of operations for the year ended ended September 30, 2009 and 2008, respectively, have been adjusted to classify Telecom FM, Percepia Inc. and Sunair Communications, Inc. as discontinued operations. Selected statements of operations data for the Company’s discontinued operations is as follows:

	(dollars in thousands) For the Year Ended September 30,
	2009	2008
Sunair Communications - Net gain (loss)	$216	$(2,000)
Percepia - Net loss	(4)	(74)
Telecom FM - Net income	—	(229)

Pre-tax income from discontinued operations	212	(2,303)
Income tax benefit	—	(9)

Income (loss) from discontinued operations	212	(2,312)
Gain on sale of stock		436

Total income (loss) from discontinued operations, net of income taxes	$212	$(1,876)

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 13 — EMPLOYEE BENEFITS

The Company has a profit sharing and 401(k) Plan. Under the Plan, eligible employees may contribute up to 15% of their annual compensation. During the years ended September 30, 2009 and 2008, the Company contributed $72,541 and $204,407, respectively.

NOTE 14 — COMMITMENTS AND CONTINGENCIES

The Company leases office space under operating leases expiring in various years through 2012, and vehicles under operating leases expiring in various years through 2013. Certain leases provide for renewal options for periods from one to five years at their fair rental value at the time of renewal. In the normal course of business, operating leases are generally renewed or replaced by other leases. Rent expense and vehicle lease expense was $3,236,122 and $3,621,388 for the year ended September 30, 2009 and 2008, respectively.

Year ended September 30,	Rent	Vehicles	Total
2010	$1,836,011	$1,242,366	$3,078,377
2011	1,321,367	1,132,937	2,454,304
2012	663,260	848,110	1,511,370
2013	386,369	233,548	619,917
2014	393,534	—	393,534
Thereafter	—	—	—

Total minimum lease payments	$4,600,541	$3,456,961	$8,057,502

Litigation

The Company is involved in litigation from time to time in the ordinary course of our business. The Company does not believe that any litigation, in which it is currently involved, individually or in the aggregate, is material to the financial condition or results of operations.

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

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Settlement Agreement

Massey reached a settlement agreement with the Dissident Group that provides that at the closing of the Merger (i) the Dissident Group will dismiss its lawsuit against Sunair, (ii) Massey will cause Sunair to dismiss its lawsuit against the Dissident Group and (iii) the Dissident Group will grant a general release to Sunair and Massey and their respective officers, directors and employees as to all potential claims by the Dissident Group. As of the filing of this report, the parties were waiting for approval of the settlement agreement by the parties’ respective counsel and had not yet filed the Joint Stipulation of Dismissal with the court.

On October 9, 2009, a putative class action lawsuit was filed in the Circuit Court of the Seventeenth Judicial Circuit for Broward County, State of Florida, Civil Division regarding the proposed Merger between our company and Massey. The complaint was purportedly filed on behalf of the public holders of Sunair’s common stock, and names as defendants, Sunair, each of Sunair’s directors, Massey and Merger Sub. The complaint alleges, among other things, that Sunair’s directors breached their fiduciary duties by adopting the Agreement and Plan of Merger (“Merger Agreement”) dated September 28, 2009, between Sunair, Massey and Merger Sub, and by approving the Merger described therein. The complaint further alleges that the proposed Merger provides Sunair’s public shareholders with inadequate consideration for their shares of Sunair’s common stock and that Sunair and Massey aided and abetted the alleged breaches by Sunair’s directors. The plaintiff seeks, among other things, class action status, an injunction preventing the completion of the Merger (or rescinding the Merger if it is completed), rescissory damages and the payment of attorneys’ fees and expenses. On December 3, 2009, Plaintiff, individually and on behalf of others similarly situated, served an emergency motion for a temporary injunction in the Circuit Court of the Seventeenth Judicial Circuit for Broward County, State of Florida (“Court”). On December 11, 2009, the Court denied the plaintiff’s motion for a temporary injunction. Plaintiff has objected to the court’s Order denying plaintiff’s motion for a temporary injunction and defendants have filed a response to the same. We believe the lawsuit is without merit and intend to continue to vigorously defend ourselves.

On November 17, 2009, a putative class action lawsuit was filed in the United States District Court, Southern District of Florida regarding the proposed Merger between our company and Massey. The complaint was purportedly filed on behalf of the public holders of Sunair’s common stock, and names as defendants, Sunair, each of Sunair’s directors, Massey and Merger Sub. The Complaint alleges, among other things, that Sunair’s directors breached their fiduciary duties by adopting the Merger Agreement between Sunair, Massey and Merger Sub, and by approving the Merger described therein. The Complaint further alleges that Sunair and Massey knowingly aided and abetted the alleged breaches by Sunair’s directors. Additionally, the Complaint alleges that Defendants violated Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder by the Securities and Exchange Commission. The Plaintiff seeks, among other things, class action status, an injunction preventing the completion of the merger (or rescinding the merger if it is completed), rescissory damages and the payment of attorneys’ fees and expenses. A motion to stay the proceedings was filed on November 25, 2009. An Order staying the proceedings in this case was entered staying the case until February pending the resolution of the first class action filed. We believe this suit is without merit and will be resolved in favor of the Company.

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 15 — GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets consist of the following as of September 30, 2009 and September 30, 2008:

	Goodwill	Customer Lists	Total
Ending balance, September 30, 2007	$60,675,353	$10,958,234	$71,633,587
Acquisition of businesses	1,487,775	225,204	1,712,979
Purchase price adjustment	(50,600)	—	(50,600)

	62,112,528	11,183,438	73,295,966
Less amortization expense	—	(3,726,734)	(3,726,734)

Ending balance, September 30, 2008	62,112,528	7,456,704	69,569,232
Goodwill impairment	(15,705,000)	—	(15,705,000)

	46,407,528	7,456,704	53,864,232
Less amortization expense	—	(3,724,403)	(3,724,403)

Ending balance, September 30, 2009	$46,407,528	$3,732,301	$50,139,829

Goodwill is not amortized but, along with all other intangible assets, is reviewed for possible impairment each year at September 30th or when indicators of impairment exist. The weighted average of the life of intangible assets, other than goodwill is 5 years.

The table below reflects the estimated aggregate customer account amortization for each of the five succeeding years of the Company’s existing customer account base as of September 30, 2009

Aggregate Amortization Expense
2010	$2,830,698
2011	679,418
2012	222,185
2013	—
2014	—

Total Aggregate Amortization Expense	$3,732,301

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 16 — NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed using the weighted average number of shares outstanding during the period. Due to the Company’s losses from continuing operations, dilutive potential common shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented.

Loss per share data for continuing operations were computed as follows:

	For the Year Ended September 30,
	2009	2008
Basic and diluted net income loss per share from continuing operations:
Net loss from continuing operations	$(17,957,394)	$(6,512,624)
Shares used in computation:
Weighted average shares outstanding	13,091,713	13,091,088

Basic and diluted net loss per share from continuing operations:	$(1.37)	$(0.49)

The following table summarizes the weighted average dilutive securities that were excluded from the above computation of diluted net income (loss) per share because their inclusion would have an anti-dilutive effect:

	For the Year Ended September 30,
	2009	2008
Dilutive securities:
Options/warrants	—	6,000,000

Total anti-dilutive shares	—	6,000,000

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

The Amended Management Services Agreement is for a three year term, commenced on February 8, 2008 and expires on February 7, 2011. The Company pays RPC a monthly management fee equal to one (1%) of the monthly gross revenues of the Company, which are payable monthly based on the average monthly revenues of the preceding quarter. RPC will also receive a transaction fee of up to 2% of the Aggregate Consideration received by the Company in a Transaction (as such capitalized terms are defined in the Management Services Agreement). Pursuant to the Management Services Agreement, RPC provides the Company with services similar to those provided in the Previous Management Services Agreement. After the initial term of three years, the Management Services Agreement will automatically renew for successive one year terms, unless either RPC or the Company terminates the agreement upon 30 days notice. The management fees paid by the Company to RPC, for the year ended September 30, 2009 and 2008 totaled $571,622 and $860,885, respectively.

The Company issued a note payable to a related party in connection with the acquisition of Middleton, as discussed in Note 8-Note Payable-Related Party.

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 18 — FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company carries various assets and liabilities at fair value in the accompanying consolidated balance sheets. Fair value is defined as the amount that would be received for an asset or paid to transfer a liability (i.e., an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. Three levels of inputs that may be used to measure fair value are as follows:

Level 1: Quoted prices for identical instruments in active markets.

Level 2: Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-driven valuations whose inputs are observable or whose significant value drivers are observable.

Level 3: Significant inputs to the valuation model are unobservable.

As of September 30, 2009, the Company did not have any financial liabilities or assets that require fair value measures.

NOTE 19 — SELECTED QUARTERLY DATA (Unaudited)

	(Amounts shown in thousands except share and per share data information)
	2009 Quarters				2008 Quarters
	1st	2nd	3rd	4th	1st	2nd	3rd	4th
Revenue	$12,720	$12,604	$13,126	$12,712	$13,478	$14,338	$14,664	$14,133
Gross Profit	$7,668	$8,052	$8,507	$8,074	$8,237	$8,722	$8,972	$8,561
(Loss) income from:
Continuing operations	$(796)	$(1,087)	$116	$(16,403)	$(2,246)	$(1,239)	$(861)	$(291)
Discontinued operations	$(63)	$275	$—	$—	$132	$172	$570	$(2,750)
Net (loss) income	$859	$(812)	$116	$(18,122)	$(2,114)	$(1,067)	$(291)	$(3,041)
Net (loss) income per common share basic:
Continuing operations	$(0.06)	$(0.08)	$0.01	$(1.21)	$(0.17)	$(0.09)	$(0.06)	$(0.03)
Discontinued operations	$(0.01)	$0.02	$—	$0.01	$0.01	$0.01	$0.04	$(0.20)
Net (loss) income	$(0.07)	$(0.06)	$0.01	$(1.20)	$(0.16)	$(0.08)	$(0.02)	$(0.23)
Net (loss) income per common share diluted:
Continuing operations	$(0.06)	$(0.08)	$0.01	$(1.26)	$(0.17)	$(0.09)	$(0.06)	$(0.03)
Discontinued operations	$(0.01)	$0.02	$—	$0.01	$0.01	$0.01	$0.04	$(0.20)
Net (loss) income	$(0.07)	$(0.06)	$0.01	$(1.25)	$(0.16)	$(0.08)	$(0.02)	$(0.23)

NOTE 20 — SUBSEQUENT EVENTS

We evaluated subsequent events through January 13, 2010, the date this Annual Report on Form 10-K was filed with the Securities and Exchange Commission (SEC).

Merger Agreement

On September 28, 2009, the Company, Massey Services, Inc. (“Massey”), and Buyer Acquisition Company, Inc. (“Merger Sub”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which, Merger Sub would merge with and into the Company, the Company would become a wholly-owned subsidiary of Massey, and all outstanding shares of common stock of the Company (other than shares held by the Massey, Merger Sub or their affiliates) would be converted into the right to receive an amount per share in cash of $2.75. Further information about the Merger is included on Form 8-K as filed with the Securities and Exchange Commission (“SEC”) on October 1, 2009, which information is incorporated herein by reference.

In connection with the Merger between our Company, Massey and Merger Sub, Sunair filed a preliminary proxy statement with the SEC on October 2, 2009 and on November 20, 2009 Sunair filed the definitive proxy statement with the SEC. On December 14, 2009, our shareholders, voting at a special meeting (“Special Meeting”), approved the Merger of Sunair with and into Massey. In a press release issued December 14, 2009, Sunair announced the approval of the merger agreement by its shareholders at the Special Meeting. Subsequently, on December 16, 2009, Sunair closed the Merger and Massey announced the same in its press release dated December 17, 2009. As a result of the Merger, Merger Sub merged with and into Sunair, Sunair became a wholly-owned subsidiary of Massey, and all outstanding shares of common stock of Sunair other than shares held by Massey, Merger Sub or their affiliates were converted into the right to receive an amount per share in cash of $2.75.

On December 16, 2009, Sunair filed the Articles of Merger which also reported a change in the directors and officers of Sunair (the “Articles of Merger”). On that same date, Sunair also filed the Amended and Restated Articles of Incorporation with respect to Sunair’s articles of incorporation, authorized shares, registered agent, principal office and mailing address (“Restated Articles”) with the Florida Department of State, Division of Corporations (the “Division”). Both documents were approved by the Division on that same date. Additionally, the Bylaws for Sunair were amended and restated on December 16, 2009 (the “Restated Bylaws”).

SUNAIR SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Subsequent to the Merger, the following events occurred:

(i)	Effective December 17, 2009, the surviving company, Sunair, merged with and into Sunair Sub, LLC, a Florida limited liability company and wholly owned subsidiary of Massey (“Sunair Sub”).

(ii)	Effective December 18, 2009, Middleton was merged with and into Massey. The Articles of Merger between Middleton and Massey is filed as Exhibit 99.6 to this Form 8-K, which information is incorporated herein by reference.

(iii)	On December 21, 2009, Sunair Southeast Pest Holdings, Inc., a Florida corporation and wholly-owned subsidiary of Sunair, was voluntarily dissolved.

(iv)	On December 21, 2009, Sunair Communications, Inc., a Florida corporation and subsidiary of Sunair, was voluntarily dissolved.

Information about the Merger and the effects of the Merger is included on Form 8-K filed by Sunair with the SEC on December 23, 2009, which information is incorporated herein by reference. Additional information about the Merger can be found in the Definitive Proxy Statement as filed with the SEC on November 20, 2009, which is attached to this Form 10-K as Exhibit 99.1 and incorporated herein by reference. Information regarding post-closing mergers involving Sunair and its affiliates is included on Form 8-K under Item 1.01 as filed with the SEC on December 23, 2009, which information is incorporated herein by reference.

Litigation

In connection with the Merger Agreement, Massey reached a settlement agreement with the Dissident Group that provides that at the closing of the Merger (i) the Dissident Group will dismiss its lawsuit against Sunair, (ii) Massey will cause Sunair to dismiss its lawsuit against the Dissident Group and (iii) the Dissident Group will grant a general release to Sunair and Massey and their respective officers, directors and employees as to all potential claims by the Dissident Group. As of the filing of this report, the parties were waiting for approval of the settlement agreement by the parties’ respective counsel and had not yet filed the Joint Stipulation of Dismissal with the court.

Class Action Lawsuits Filed

On October 9, 2009, a putative class action lawsuit was filed in the Circuit Court of the Seventeenth Judicial Circuit for Broward County, State of Florida, Civil Division regarding the proposed Merger between our company and Massey. The complaint was purportedly filed on behalf of the public holders of Sunair’s common stock, and names as defendants, Sunair, each of Sunair’s directors, Massey and Merger Sub. The complaint alleges, among other things, that Sunair’s directors breached their fiduciary duties by adopting the Agreement and Plan of Merger (“Merger Agreement”) dated September 28, 2009, between Sunair, Massey and Merger Sub, and by approving the Merger described therein. The complaint further alleges that the proposed Merger provides Sunair’s public shareholders with inadequate consideration for their shares of Sunair’s common stock and that Sunair and Massey aided and abetted the alleged breaches by Sunair’s directors. The plaintiff seeks, among other things, class action status, an injunction preventing the completion of the Merger (or rescinding the Merger if it is completed), rescissory damages and the payment of attorneys’ fees and expenses. On December 3, 2009, Plaintiff, individually and on behalf of others similarly situated, served an emergency motion for a temporary injunction in the Circuit Court of the Seventeenth Judicial Circuit for Broward County, State of Florida (“Court”). On December 11, 2009, the Court denied the plaintiff’s motion for a temporary injunction. Plaintiff has objected to the court’s Order denying plaintiff’s motion for a temporary injunction and defendants have filed a response to the same. We believe the lawsuit is without merit and intend to continue to vigorously defend ourselves.

On November 17, 2009, a putative class action lawsuit was filed in the United States District Court, Southern District of Florida regarding the proposed Merger between our company and Massey. The complaint was purportedly filed on behalf of the public holders of Sunair’s common stock, and names as defendants, Sunair, each of Sunair’s directors, Massey and Merger Sub. The Complaint alleges, among other things, that Sunair’s directors breached their fiduciary duties by adopting the Merger Agreement between Sunair, Massey and Merger Sub, and by approving the Merger described therein. The Complaint further alleges that Sunair and Massey knowingly aided and abetted the alleged breaches by Sunair’s directors. Additionally, the Complaint alleges that Defendants violated Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder by the Securities and Exchange Commission. The Plaintiff seeks, among other things, class action status, an injunction preventing the completion of the merger (or rescinding the merger if it is completed), rescissory damages and the payment of attorneys’ fees and expenses. A motion to stay the proceedings was filed on November 25, 2009. An Order staying the proceedings in this case was entered staying the case until February pending the resolution of the first class action filed. We believe this suit is without merit and will be resolved in our favor.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at September 30, 2009, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

(b) Changes in Internal Control over Financial Reporting

There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2009. This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

None.

PART III

Note that subsequent to the end of fiscal 2009 on September 30, 2009 for which this report is made, our Company completed the Merger, as defined above, with Massey and Merger Sub. The information contained in this Part III is qualified by the events that occurred subsequent to and as a result of the Merger and accordingly, information included in Items 10 through 14 of this Part III refers to the state of the company as of September 30, 2009. As of December 16, 2009, among other changes, our Board of Directors consists of one director, Harvey L. Massey, new executive officers, and its only shareholder is Massey Services, Inc. Further information about the effects of the Merger is included on Form 8-K as filed with the SEC on December 23, 2009, which information is incorporated herein by reference.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Corporate Governance

We maintain a corporate governance page on our website which includes key information about our corporate governance initiatives, including the Company’s Code of Ethical Conduct and charters for the Audit Committee, the Compensation Committee and the Nominating Committee. Our corporate governance page is available at our web site at www.sunairservices.com under the Corporate Governance tab found in the IR/Home section.

Code of Ethical Conduct

We have adopted a Code of Ethical Conduct that includes provisions ranging from restrictions on gifts to conflicts of interest. All employees are bound by this Code of Ethical Conduct, violations of which may be reported to the Audit Committee. The Code of Ethical Conduct includes provisions applicable to our senior executive officers consistent with the Sarbanes-Oxley Act of 2002. This Code of Ethical Conduct is available on our website located at www.sunairservices.com under the Corporate Governance tab found in the IR/Home section. We intend to post on our website amendments to or waivers from our Code of Ethical Conduct.

Board Committees and Meetings

Prior to the Merger, we had three standing committees: the Audit Committee, the Compensation Committee and the Nominating Committee. Each of these committees has a written charter approved by the Board of Directors. A copy of each charter is available on our website located at www.sunairservices.com under the Corporate Governance tab found in the IR/Home section. The members of our standing committees, prior to the date of the merger, are identified in the following table.

Director	Audit Committee		Compensation Committee		Nominating Committee		Special Committee
Joseph S. DiMartino			*		*
Mario B. Ferrari
Robert C. Griffin	*						*	*
Arnold Heggestad Ph.D.	*	*
Steven P. Oppenheim	*		*	*	*	*	*
Richard C. Rochon
Charles P. Steinmetz							*

*	Member
**	Chair

Audit Committee

Prior to the Merger, our Audit Committee assisted our Board of Directors in monitoring the integrity of our financial statements and compliance with requirements as set forth in the Public Company Accounting Oversight Board’s Auditing Standards. Its responsibilities include the maintenance of free and open communications among the directors, our independent registered public accounting firm and financial management of the Company. Our Board of Directors had determined that: (i) all current Audit Committee members are “independent” as that concept is defined in the applicable rules of AMEX and the Securities and Exchange Commission (“SEC”), (ii) all current committee members are financially literate, and (iii) all current committee members qualify as “Audit Committee financial experts” under the applicable rules of the SEC. In making the determination as to Messrs. Griffin, Heggestad’s and Oppenheim’s status as Audit Committee financial experts, our Board of Directors determined they have accounting and related financial management expertise within the meaning of the aforementioned rules as well as the listing standards of AMEX.

Compensation Committee

The Compensation Committee’s basic responsibility is to review the performance and development of the Company’s management in achieving corporate goals and objectives and to assure that the Company’s executive officers are compensated effectively in a manner consistent with the Company’s strategy, competitive practice, sound corporate governance principles and shareholder interests. Toward that end, the Compensation Committee (i) will review and approve the compensation of the Company’s Chief Executive Officer and other executive officers, (ii) will review and make recommendations with respect to the Company’s existing and proposed compensation plans, and (iii) prior to the Merger, administered grants and awards to employees under the Company’s 2004 Stock Incentive Plan. Prior to the Merger, our Board of Directors had determined that each member of the Compensation Committee is (i) an independent director under applicable AMEX listing standards, (ii) an “outside director” as defined in Section 162(m) of the Internal Revenue Code and (iii) a “non-employee director” as defined in Rule 16b-3 under the Securities Exchange Act of 1934.

Nominating Committee

The Nominating Committee has been assigned the functions of (i) soliciting, considering, recommending and nominating candidates to serve on the Board of Directors under criteria adopted by it from time to time; (ii) advising the Board of Directors with respect to its composition, procedures and committees; (iii) overseeing periodic evaluations of the Board of Directors and its committees, including establishing criteria to be used in connection with such evaluations; and (iv) reviewing and reporting to the Board of Directors on a periodic basis with regard to matters of corporate governance. Prior to the Merger, our Board of Directors had determined that each member of the Nominating Committee is an independent director under applicable AMEX listing standards.

If a shareholder wishes to recommend a nominee for director, written notice should be sent to the Corporate Secretary in accordance with the instructions set forth later in the Definitive Proxy Statement under the caption “Other Information — Information Concerning Shareholder Proposals” beginning on page 25 as filed with the SEC on January 28, 2009, and as subsequently amended. Each written notice must set forth: (1) the name and address of the shareholder who is making the nomination; (2) the number of shares of our common stock which are beneficially owned by the shareholder and a representation that the shareholder is a holder of record of our common stock entitled to vote at the Annual Meeting of shareholders and intends to appear in person or by proxy at the meeting and nominate the person specified in the notice; (3) the name of the director candidate; (4) a complete resume or statement of the candidate’s qualifications (including education, work experience, knowledge of our industry, membership on the Board of Directors of another corporation and civic activity); (5) a description of all arrangements or understandings between the shareholder and the candidate and/or any other person or persons pursuant to which the nomination is to be made by the shareholder; (6) such other information regarding a candidate as would be required to be included in a proxy statement, including information with respect to a candidate’s independence as defined under the rules and regulations promulgated by the SEC and the American Stock Exchange and information regarding the candidate’s attributes that the members of the Nominating Committee would need to consider in order to assess whether such candidate would qualify as an “Audit Committee financial expert” as defined by the rules and regulations promulgated by the SEC; and (7) the candidate’s consent to serve as a director of our company if elected.

The suitability of potential candidates nominated by shareholders will be evaluated in the same manner as other candidates that are identified by the Nominating Committee. In making its nominations, the Nominating Committee will identify candidates who meet the current challenges and needs of the Board of Directors. In making such decisions, the Nominating Committee will consider, among other things, an individual’s business experience, industry experience, financial background and experiences and whether the individual meets the independence requirements of the American Stock Exchange. The Nominating Committee will use multiple sources for identifying and evaluating nominees for directors including referrals from current directors, recommendations by shareholders and input from third party executive search firms.

Current Directors and Executive Officers

Effective upon the closing of the Merger and as a result of the Merger, the following persons resigned and are no longer members of Sunair’s board of directors: Mario B. Ferrari, Arnold Heggestad, Richard C. Rochon, Steven P. Oppenheim, Robert C. Griffin, Joseph S. DiMartino, and Charles P. Steinmetz. Copies of the notices of resignation of these directors are filed as Exhibit 99.3 to Form 8-K filed with the SEC on December 23, 2009. Effective upon the closing of the Merger and as a result of the Merger, the following persons ceased to be executive officers of Sunair: Jack I. Ruff (President, Chief Executive Officer) and Edward M. Carriero (Chief Financial Officer).

The following table sets forth Sunair’s current directors and executive officers who were elected as of December 16, 2009, as a result of the Merger:

Name	Age	Position	Term	Footnote
Harvey L. Massey	68	Director and Chief Executive Officer	(1)	(2)
Anthony L. Massey	43	President and Chief Operating Officer	(3)	(4)
Gwyn Elias	62	Vice President and Chief Financial Officer	(3)

(1)	Sunair’s directors are elected annually and hold office until their death, resignation, retirement, removal, disqualification, or the next Annual Meeting of Shareholders or until their successors are duly elected and qualified.

(2)	Harvey L. Massey is the father of Anthony L. Massey.
(3)	All officers are elected annually and hold office until their death, resignation, retirement, removal, disqualification, or the next Annual Meeting of Directors or until their successors are duly elected and qualified.
(4)	Anthony L. Massey is the son of Harvey L. Massey.

Below is a summary of the business experience of Sunair’s director and Sunair’s executive officers:

Harvey L. Massey

Since entering the pest control industry in February 1963, Harvey Massey has enjoyed a truly remarkable career. He began as a service technician with Orkin Pest Control Company and within 11 years became Orkin’s youngest Vice President in company history. After 16 years with Orkin, he joined Terminix International as Sr. Vice President of Operations. In six years with Terminix, the company went from $40 million in annual revenues to over $100 million. In February 1985, he left Terminix and purchased Walker Chemical and Exterminating Company in Orlando, Florida. He renamed the company Massey Services, Inc. in January 1987.

As a 45-year veteran of the industry, Harvey Massey has served in a variety of leadership positions in the pest management industry. He served on the Board of Directors and Executive Board of the National Pest Management Association (NPMA). He is a Past Chairman of the Pest Control Research and Advisory Board of the Florida Department of Agriculture and Consumer Services, and was the first Chairman of the Professional Pest Management Alliance.

In addition to operating his business and serving his industry, Mr. Massey is a highly-active and visible community citizen. Mr. Massey is Chairman of the Winter Park Memorial Hospital Foundation Board and Director of the Center for Advanced Entrepreneurship of Rollins College. He currently serves on the Board of Directors of Wachovia National Bank and was elected to the Board of Directors of the Pontifical Irish College in Rome, Italy.

Mr. Massey has led a variety of community-based organizations as well. He is former Vice Chairman of the Orlando-Orange County Expressway Authority Board, Past President of Florida Citrus Sports, was Chairman of the Orange County Arts and Cultural Affairs Task Force and is a former Board Member of the Orlando Regional Chamber of Commerce, Orlando-Orange County Convention and Visitors Bureau, Dr. Phillips, Inc., Stetson University, the National Conference for Community and Justice (NCCJ) of Greater Orlando and Junior Achievement.

Anthony L. Massey

Anthony (Tony) Massey learned the business from the ground up starting as a termite technician for Terminix International. Upon graduating with a Bachelor’s Degree in Corporate Finance and Investment Management from the University of Alabama, he joined Massey Services, Inc. as a Manager Trainee in 1989 and was promoted to the position of Assistant Director of Finance. He went on to serve as the Director of Administration and Personnel prior to moving into operations as a General Manager. His performance resulted in him being tapped as the Region Manager for the Central Florida, North Georgia, and New Construction businesses, and in 2004 he was named Executive Vice President, Operations. Effective September 10, 2006, he was promoted to President and Chief Operating Officer and is responsible for all operations of Massey Services, Inc.

Tony’s community involvement centers around Junior Achievement, Florida Citrus Sports, the organization that puts on the annual Florida Citrus Bowl football game, as well as the Orlando Museum of Art, where he serves on the Board of Directors. In addition to several technical certifications, Tony completed the OPM Key Executives Program at Harvard’s Graduate School of Business Administration.

Gwyn Elias

Mr. Gwyn Elias joined Massey Services, Inc. in January 1987 and served the company as Senior Vice President and Chief Financial Officer. In July 1999, Mr. Elias took a short break from employment with Massey, but returned to the company in the same capacity in June 2006. He has been serving Massey since that date.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10 percent of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Officers, directors and greater than 10 percent shareholders are required by the rules and regulations of the SEC to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on review of the copies of these reports furnished to us and representations that no other reports were required, during the fiscal year ended September 30, 2009, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10 percent beneficial owners were complied with.

ITEM 11.	EXECUTIVE COMPENSATION

Overview

The following section describes the material elements of compensation for the Company’s executive officers identified in the Summary Compensation Table. We refer to these officers as the Named Executive Officers. The Compensation Committee makes all decisions for the total direct compensation — that is, the base salary, bonus awards, stock options and other equity compensation — of our executive officers, including the Named Executive Officers. The Compensation Committee’s recommendations for the total direct compensation of our Chief Executive Officer are subject to approval of our Board of Directors.

Compensation Philosophy and Objective of Compensation

With respect to executive compensation, the primary goal of the Compensation Committee is to attract and retain the most qualified, knowledgeable, dedicated and seasoned executives possible, to reward them for their contributions to the development of the Company’s business and to align the executives incentives with shareholder value creation. Beyond that, different elements of our executive compensation are designed to engender different behaviors.

•	Base salary and benefits are designed to attract and retain employees over time.

•

Long-term incentives — stock options under our 2004 Stock Incentive Plan — focuses executives’ efforts on the behaviors within the recipients’ control that they believe are necessary to ensure our long-term success, as reflected in increases to our stock prices, growth in our earnings per share and other elements.

•

Annual discretionary cash bonuses and performance based bonuses, which are individually designed to address business needs related to attracting and retaining employees and to provide incentives to achieve the short-term goals our management and Board of Directors established for the one year period in question.

•

Severance and change in control provisions are designed to facilitate our ability to attract and retain executives as we compete for talented employees in a marketplace where such protections are commonly offered.

Base Salary

The base salary for our executive officers is based on job responsibilities and individual contributions to the Company. Additional factors include the salary received by the executive at his previous place of employment and individual negotiations between the Company and the executive. No independent consulting firm was retained to conduct this review.

Our Named Executives Officers and our former Named Executive Officers are or were parties to employment agreements with us, which set forth the base salary for the respective Named Executive Officer, subject to adjustment. These Named Executive Officers are Jack Ruff, our current Chief Executive Officer and Edward Carriero, our Chief Financial Officer. The former Named Executive Officers is John Hayes, who served as our Chief Executive Officer from October 29, 2007 through September 23, 2008.

The Compensation Committee intends on reviewing the base salaries for Named Executive Officers, on the anniversary dates of the employment agreements or from time to time as considered necessary. Base salaries paid to executive officers are deductible for federal income tax purposes except to the extent that the executive is a covered employee under Section 162(m) of the Internal Revenue Code and the executive’s aggregate compensation which is subject to Section 162(m) exceeds $1 million. No employee received base salary in excess of $1 million in fiscal 2009.

Base salary and bonus payments are the only elements of compensation that are used in determining the amount of contributions permitted under our 401(k) Plan.

Discretionary Bonus Awards

The Compensation Committee has the ability to award discretionary annual cash bonuses to any of our executive officers. During fiscal 2009, the Compensation Committee did not award any discretionary annual bonuses to any executive officer but may elect to do so in the future with the intention to compensation officers for achieving financial and/or operational goals and for achieving individual annual performance objectives.

Long-Term Incentive Plan and Stock Options

We believe that long-term performance is achieved through an ownership culture that encourages such performance by our executive officers through the use of stock-based awards. Our 2004 Stock Option Plan was established to provide certain of our employees, including our executive officers, with incentives to help align those employees’ interests with the interests of our shareholders. The Compensation Committee believes that the use of stock-based awards offers an additional method to achieving our compensation goals. Our 2004 Stock Option Plan has provided the principal method for our executive officers to acquire equity or equity-linked interests in our Company without the adoption of stock ownership guidelines. We expect to continue to provide a portion of total compensation to our executives through our 2004 Stock Option Plan rather than through additional cash-based compensation.

Our 2004 Stock Option Plan authorize us to grant officers, directors, employees and prospective employees incentive stock options, non-qualified stock options, restricted stock awards, other equity awards and performance based stock incentives. Our Compensation Committee is the administrator of the 2004 Stock Option Plans and determines the terms of the stock option or other stock award, including but not limited to the price, numbers of shares, grant date and vesting terms. The Compensation Committee reviews and approves stock option and other stock awards to executive officers based upon a review of competitive compensation data, its assessment of individual performance, and retention considerations, as well as a review the individual’s existing share and option holdings. Periodic stock option grants are made at the discretion of the Compensation Committee.

Stock options provide for financial gain derived from the potential appreciation in stock price from the date that the option is granted until the date that the option is exercised. The exercise price of stock option grants is set at fair market value on grant date. Under our 2004 Stock Option Plan, we may not grant stock options at a discount to fair market value or reduce the exercise price of outstanding stock options, except in the case of a stock split or other similar event. We do not grant stock options with a so-called “reload” feature, nor do we generally loan funds to employees to enable them to exercise stock options. Our long-term performance ultimately determines the value of stock options, because gains from stock option exercises are entirely dependent on the long-term appreciation of our stock price. The stock options granted by the Compensation Committee to employees are generally exercisable in equal installments on the first through the four anniversaries of the grant date and expire ten years from the grant date.

Because a financial gain from stock options is only possible after the price of the Company’s common stock has increased, we believe grants encourage executives and other employees to focus on behaviors and initiatives that should lead to an increase in the price of Sunair common stock, which benefits all of the Company’s shareholders. During fiscal 2009, we granted an aggregate of 45,000 options to our employees and directors, which include a grant of 10,000 options to our Named Executive Officers. On January 20, 2009, we granted 10,000 options to Edward Carriero, our Chief Financial Officer, at an exercise price of $1.59 per share. These options vest in equal installments on the first through four anniversaries of the grant date and expire in ten years from the grant date.

No Backdating or Spring Loading: The Company does not backdate options or grant options retroactively. In addition, we do not coordinate grants of options so that they are made before announcement of favorable information, or after announcement of unfavorable information. The Company’s options are granted at fair market value on a fixed date or event, with all required approvals obtained in advance of or on the actual grant date. All grants to executive officers require the approval of the Compensation Committee. The timing of such grants is at the discretion of the Compensation Committee; however, traditionally, initial grants of options occur at the date of initial employment or on or about the date of our Annual Meeting of Shareholders.

Fair market value has been consistently determined as the closing price on the grant date. In order to ensure that its exercise price fairly reflects all material information without regard to whether the information seems positive or negative every grant of options is contingent upon a determination by the Compensation Committee that Sunair is not in possession of material undisclosed information. If we are in possession of such information, grants are suspended until the second business day after public dissemination of the information.

Benefits

We offer our employees a variety of retirement, health and welfare, and paid time-off benefits designed to enable us to attract and retain our workforce in a competitive marketplace. Health and welfare and paid time-off benefits help ensure that we have a productive and focused workforce through reliable and competitive health and other benefits. Savings plans help employees, especially long-service employees, save and prepare financially for retirement.

Middleton’s qualified 401(k) Plans allows highly compensated employees to contribute up to 15 percent of their compensation (base salary plus bonus payments), up to the limits imposed by the Internal Revenue Code which is $15,500 for 2009 (excluding any catch-up contributions, as allowed by the Internal Revenue Code) on a pre-tax basis. Until February 28, 2009 we provided matching contributions up to six percent of employee contributions, which vest immediately and beginning on March 1, 2009, we ceased the automatic Company match portion and transitioned to a discretionary match program. For fiscal year 2009, the Company made no discretionary matching contributions. Participants choose to invest their account balances from an array of investment options as selected by plan fiduciaries from time to time. The 401(k) Plans are designed to provide for distributions in a lump sum or in periodic installments after termination of service. However, loans and in-service distributions under certain circumstances such as a hardship, attainment of age 59 1/2 or a disability are permitted.

Perquisites

We provide our Named Executive Officers with perquisites and other personal benefits that the Compensation Committee believes are reasonable and consistent with our overall compensation program to better enable us to attract and retain executive officer and key employees. During fiscal 2009, our Named Executive Officers were only provided participation in the plans and programs described above. None of our Named Executive Officers received any other perquisites or other benefits, which conferred a direct or indirect benefit having a personal aspect and which were not generally available to other employees.

We do not generally provide the Named Executive Officers with other perquisites such as reimbursement for legal, counseling for personal matters or tax reimbursement payments. We do not provide loans to executive officers.

Summary Compensation Table

The following Summary Compensation table sets forth information regarding compensation earned by, awarded to or paid to our Named Executive Officers during fiscal 2009.

SUMMARY COMPENSATION

Name and Principal Position	Year	Salary	Bonus	Option Awards(4)	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Jack I. Ruff — Former Chief Executive Officer(1)	2009	$350,000	$131,250	$14,112	$—	$—	$495,362
	2008	$65,625	$—	$2,580	$—	$—	$68,205
	2007	$—	$—	$—	$—	$—	$—

Edward M. Carriero, Jr. — Former Chief Financial Officer (2)	2009	$200,000	$85,600	$27,614	$—	$—	$313,214
	2008	$161,667	$—	$23,428	$—	$—	$185,095
	2007	$134,698	$—	$18,395	$—	$—	$153,093

John J. Hayes — Former President and Chief Executive Officer(3)	2009	$—	$—	$—	$—	$260,000	$260,000
	2008	$288,947	$—	$11,841	$—	$—	$300,788
	2007	$324,056	$—	$142,086	$—	$—	$466,142

(1)	Mr. Ruff joined as the Chief Executive Officer of the Company and Middleton, effective as of July 25, 2008. At the time of the closing of the merger, Mr. Ruff was termintated without cause and received a payout in the amount of $414,444. This amount was comprised of one year of salary, health insurance premiums and all outstanding stock options.
(2)	At the time of the closing of the merger, Mr. Carriero was termintated without cause and received a payout in the amount of $249,633. This amount was comprised of one year of salary, health insurance premiums and all outstanding stock options.
(3)	Mr. Hayes’ employment with the Company as its Chief Executive Officer was terminated without cause effective as of September 23, 2008. Per Mr. Hayes employment agreement in effect at the time of his termination he received two years of severance payments, payable in regular payroll disbursements based on his salary in effect at the time of his termination.
(4)	The amounts in this column do not reflect compensation actually received by the Named Executive Officer nor do they reflect the actual value that will be recognized by the Named Executive Officer. Instead the amounts reflect the compensation cost recognized by us in fiscal 2009, 2008 and 2007 for financial statement reporting purposes in accordance with SFAS 123R.

Employment Agreements

Descriptions of Employment Agreements of Former Executive Officers Prior to Merger

Jack I. Ruff. On September 3, 2008, we entered into an employment agreement with Jack I. Ruff to serve as the Chief Executive Officer of and President of Sunair and Middleton, to be effective as of July 25, 2008 for a term of three years, unless otherwise terminated as specified therein. Under his agreement, Mr. Ruff will receive an annual salary of $350,000 per year and is eligible to receive bonuses based on Company’s actual EBIDTA results compared to its budgeted EBIDTA results for each year. Any subsequent increases in Mr. Ruff’s annual salary or bonuses will be determined by the Company in its sole discretion. Mr. Ruff is entitled to participate in any bonus plan, incentive compensation program, incentive stock option program or other benefits which are available to other similar situated executives of the Company. His employment agreement contains customary confidentiality and non-competition provisions.

Mr. Ruff’s employment agreement is for a term of three years from July 25, 2008, unless otherwise terminated as specified therein. If the Company terminates the employment of Mr. Ruff without good cause or if Mr. Ruff terminates his employment with good cause, the Company shall pay Mr. Ruff severance compensation calculated at the rate of his salary in effect as of the date immediately preceding the date of termination and the cost of premiums for any Company sponsored insurance policy (or the cash equivalent) as follows: (i) if terminated prior to the first anniversary of the effective date, Mr. Ruff shall be paid six months of severance compensation, (ii) if terminated after the first anniversary but before the second anniversary of the effective date Mr. Ruff shall be paid one year of severance compensation, and (iii) if terminated after the second anniversary, Mr. Ruff shall be paid two years of severance compensation Upon a Change in Control, any unvested stock options or restricted stock awards previously granted to Mr. Ruff will automatically vest. If Mr. Ruff terminates his employment for Good Cause within nine (9) months of a Change in Control, then Mr. Ruff will be entitled to the severance compensation equal to (i) one year if terminated after the first anniversary but before the second anniversary of the effective date and (ii) two years of severance compensation if terminated after the second anniversary of the effective date.

Edward M. Carriero, Jr. On August 1, 2008, we entered into an employment agreement with Edward M. Carriero, Jr., our Chief Financial Officer. Under his employment agreement, Mr. Carriero will receive an annual salary for $200,000 per year. He may receive increases in his annual salary and annual bonuses, as determined by the Company’s Chief Executive Officer. Mr. Carriero is entitled to participate in any bonus plan, incentive compensation program, incentive stock option or other employee benefits of the Company which are available to other similar situated executives of the Company, as determined by the Compensation Committee. His employment agreement contains customary confidentiality and non-competition provisions.

Mr. Carriero’s employment agreement is for a term of two years from August 1, 2008, unless otherwise terminated as specified therein. If we terminate Mr. Carriero’s employment agreement without good cause or Mr. Carriero terminates his employment agreement with good cause, we are required to pay Mr. Carriero a severance payment equal to one years salary. Upon a change in control, all options previously granted to Mr. Carriero will automatically vest and if he terminates his employment with us for good cause within one year after a change in control, he will be entitled to one year of severance payments.

Former Named Executive Officers

John J. Hayes. On July 25, 2008, we sent John Hayes, our former Chief Executive Officer and President, notice that his employment with the Company was being terminated without cause, effective as of September 23, 2008. Mr. Hayes had been employed by the Company pursuant to a written employment agreement dated March 29, 2005. Mr. Hayes will receive severance compensation at the rate of his salary in effect on September 23, 2008, plus the cost of premiums for any Company sponsored insurance policies (or the cash equivalent) for 24 months, payable in accordance with the Company’s normal payroll practices.

2004 Stock Option Plan

Effective as of February 4, 2005, our Board of Directors and shareholders approved our 2004 Stock Plan. We reserved an aggregate of 800,000 shares of common stock for issuance under the this Plan which provides for the grants of stock options (incentive and non-qualified), restricted stock, restricted stock units, performance shares, performance units, stock awards and other stock based awards to directors, officers and key employees. During fiscal 2009, we granted an aggregate of 45,000 options to our employees and directors, which include a grant of 10,000 to our Named Executive Officers.

Outstanding Equity Awards At Fiscal Year-End; Option Exercises and Stock Vested

The following Outstanding Equity Awards at fiscal year end table summarizes the holdings held by our Named Executive Officers as of September 30, 2009.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards
	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price	Option Expiration Date
Jack I. Ruff	12,500	37,500	(1)	$2.03	2/28/2016
	13,125	4,375	(2)	$6.09	2/6/2014
Edward M. Carriero, Jr.	7,500	22,500	(3)	$1.76	2/21/2016
	—	10,000	(4)	$1.59	1/18/2017

(1)	Options were granted on August 28, 2008 and vest 25% per year over a 4 year period beginning on August 15, 2009.
(2)	Options were granted on February 6, 2006 and vested 25% per year over a 4 year period beginning on February 6, 2007.
(3)	Options were granted on February 21, 2008 and vest 25% per year over a 4 year period beginning on February 21, 2009.
(4)	Options were granted on January 20, 2009 and vest 25% per year over a 4 year period beginning on January 20, 2010.

Option Exercises and Stock Vested

During fiscal 2009, none of Our Named Executive Officers exercised any stock options or other derivative securities and no stock awards vested, however in connection with the merger closing on December 16, 2009, all unvested options were automatically 100% vested and an amount was paid out equal to the difference in the sale price of $2.75 per share and the exercise price for all options outstanding.

Pension Benefits

None of our Named Executive Officers participate in or have account balances in qualified or non-qualified defined pension benefit plans sponsored by us.

Nonqualified Deferred Compensation

None of our Named Executive Officers participate in or have account balances in non-qualified defined contribution plans or other deferred compensation plans maintained by us. The Compensation Committee, which is comprised solely of outside directors as defined for purposes of Section 162(m) of the Internal Revenue Code, may elect to provide our officers and other employees with non-qualified defined contribution or deferred compensation benefits if the Compensation Committee determines that doing so is in our best interests.

Director Compensation

Prior to the Merger, we used a combination of cash and equity-based incentive compensation to attract and retain qualified candidates to serve on the Board. In setting director compensation, we considered the significant amount of time that directors expended in fulfilling their duties, as well as the skill-level required by us of members of the Board. During fiscal 2009, all of our Board members were non-employee directors.

Subsequent to the Merger with Massey and Merger Sub, no compensation will be paid to the sole director.

Cash Compensation

Prior to the Merger, non-employee directors were paid an annual cash retainer of $45,000, plus additional cash retainers for serving as a Chair of a committee during fiscal 2009. These annual retainers are paid in quarterly installments and are listed in the following table:

Position	Annual Amount ($)
Board Member	45,000
Chair of Audit Committee	10,000
Chair of the Compensation Committee	5,000
Chair of the Nominating Committee	5,000

During fiscal 2009, we also paid each non-employee director attendance fees for each Board or committee meeting. Each non-employee director received $1,500 for attendance at each Board of Director’s meeting. We paid the Chairman of our Audit Committee $1,500 for each meeting of the Audit Committee meeting attended and the other members of the Audit Committee received $1,250 for each Audit Committee meeting attended. We paid the Chairman of our Compensation Committee $1,500 for each meeting of the Compensation Committee meeting attended and the other members of the Compensation Committee received $1,250 for each Compensation Committee meeting attended. We paid the Chairman of our Nominating Committee $1,500 for each meeting of the Nominating Committee meeting attended and the other members of the Nominating Committee received $1,250 for each Nominating Committee meeting attended. We reimburse non-employee directors for out-of-pocket expenses incurred in connection with attending Board and committee meetings.

In August 2008, a special committee (“Special Committee”) of the Board of Directors was formed, consisting of Mr. Griffin, who was appointed the Chairperson, and Messrs. Heggestad and Steinmetz, to review an unsolicited offer for the sale of the Company and other strategic alternatives. We paid the Chairman of the Special Committee $1,500 for each meeting and the other members of the Special Committee received $1,250 for each meeting.

Equity-Based Compensation

Prior to the Merger, to ensure that directors had an ownership interest aligned with our stockholders, from time to time we granted options to purchase shares of our common stock to our non-employee directors under our 2004 Stock Incentive Plan (“Plan” or “2004 Stock Plan”). Each of our non-employee directors received 5,000 options to purchase shares of our common stock for each year of service, which vest quarterly during each year of service. The exercise price of the options was equal to the closing price of the Company’s common stock on the date of grant.

Director Compensation Table

The following table sets forth with respect to the named director, compensation information inclusive of equity awards and payments made in the fiscal year ended September 30, 2009. All option awards were granted from our 2004 Stock Plan. The amounts reflected in columns (c) below do not reflect compensation actually received by the directors during 2009. Instead, these amounts reflect the compensation costs recognized by us in fiscal year 2009 for financial statement reporting purposes in accordance with SFAS 123R. For information regarding the assumptions made in calculating the amounts reflected in this column, see Item 8. Footnote 10 — Stock Options.

NON-EMPLOYEE DIRECTORS’ COMPENSATION SUMMARY

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	Total ($)
Joseph S. DiMartino	47,750	19,320	67,070
Mario B. Ferrari	46,500	5,500	52,000
Robert Griffin	59,750	6,282	66,032
Arnold Heggestad, Ph.D.	69,250	—	69,250
Steven P. Oppenheim	55,250	940	56,190
Richard C. Rochon	1,500	2,937	4,437
Charles P. Steinmetz	56,500	4,102	60,602

Director Compensation in Fiscal 2009

Effective October 1, 2008, the cash compensation for the Board of Directors was changed to a flat fee arrangement as opposed to a, per meeting, fee basis. The directors, with the exception of Richard C. Rochon who has decided to forego his director fees, will be receiving an annual amount of $45,000 paid in equal quarterly installments of $11,250. Additionally, the Chairman of the Audit Committee will receive $10,000 per annum to be paid in equal quarterly installments, and the Chairman of the Compensation Committee will receive $5,000 annually to be paid in equal quarterly installments. The only exception to this is the Special Committee which will continue to receive per meeting fees of $1,500 for the Chairman and $1,250 for committee members.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

As described above, in connection with the Merger, (i) Massey became the sole shareholder of Sunair, and (ii) all outstanding shares of Sunair’s common stock held by the Non-Massey Shareholders at the time of the Merger were converted into the right to receive an amount per share in cash of $2.75 and the Non-Massey Shareholders ceased to have ownership interests in Sunair or rights as Sunair shareholders. Therefore, as of the completion of the Merger, the Non-Massey Shareholders no longer participate in Sunair’s future earnings or growth and will not benefit from any appreciation in Sunair’s value. Further information regarding the beneficial ownership of Sunair’s common stock following the completion of the Merger is available in the Definitive Proxy Statement under “Merger Consideration” on page 38 as filed with the SEC on November 20, 2009, which information is incorporated herein by reference. Additional information is available in the Merger Agreement under Article II: “Conversion of Securities; Exchange of Certificates” beginning on page A-2, which is incorporated herein by reference. A copy of the Merger Agreement is filed as Exhibit 2.1 to this Form 10-K and is incorporated herein by reference.

Also at the effective time of the Merger, all outstanding options to purchase shares of common stock were cancelled and were converted into the right to receive a cash payment equal to the excess, if any, of $2.75 per share in cash over the exercise price per share of the option, multiplied by the number of shares subject to the applicable option, whether or not exercisable. Information on the effect of the Merger on stock options and warrants held in Sunair may specifically be found in the Proxy Statement under “Effect on Stock Options” and “Effect on Warrants” on page 39, which information is incorporated herein by reference.

Consequently, the security ownership of each beneficial owner and management of Sunair is as follows:

Title of class	(2) Name and address of beneficial owner	(3) Amount and nature of beneficial ownership	(4) Percent of class
Common Stock	Massey Services, Inc. 315 Groveland Street, Orlando FL 32804	All	100%

Certain Voting Arrangements

Between August 31, 2005 and December 20, 2008, one of our shareholders, Coconut Palm distributed an aggregate of 4,843,698 shares of our common stock plus warrants to purchase 4,964,499 additional shares of common stock to certain of its limited partners in exchange for the redemption of their respective limited partnership interests. In accordance with Coconut Palm’s limited partnership agreement, Coconut Palm’s limited partners who had requested redemption paid to Coconut Palm an aggregate of $28,000 for legal fees incurred by Coconut Palm in connection with the redemption of the limited partnership interests. Coconut Palm’s limited partners include Messrs. Brauser, Ferrari, Hayes, Rochon and Schmitt. In connection with the distributions of shares, Coconut Palm’s limited partners granted to Coconut Palm, Inc., the general partner of Coconut Palm, a proxy to vote, in its sole discretion, a significant portion of the securities owned by the limited partners at any meeting of the Company’s shareholders, as well as in any action by written consent of the Company’s shareholders.

Equity Compensation Plan Information

The following table sets forth information, as of September 30, 2009, with respect to the Company’s compensation plans under which the Company’s common stock is authorized for issuance:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders	539,950	$4.23	260,050
Equity compensation plans not approved by stockholders	0	0	0

Change in Control

As described above, on December 16, 2009, Sunair closed the Merger with Massey and Merger Sub, as a result of which Sunair became a wholly-owned subsidiary of Massey. As described above, the total consideration for the Merger, including but not limited to the consideration paid to Sunair’s Non-Massey Shareholders, was approximately $51,555,132.60. Information about the sources of these funds is included in the Proxy Statement under “Financing” beginning on page 45, which information is incorporated herein by reference. The Non-Massey Shareholders received merger consideration in an amount per share in cash of $2.75 in exchange for the cancellation of their existing Sunair securities. A description of the Merger and the Merger Agreement is described in the Proxy Statement under “The Merger” beginning on page 17 and “The Merger Agreement” beginning on page 38, which information is incorporated herein by reference.

After the completion of the Merger, as discussed above, Sunair merged with and into Sunair Sub, a wholly owned subsidiary of Massey, on December 17, 2009. As a result of that merger, the directors and officers listed in Item 10 of this Form 10-K as the incoming directors and officers of Sunair were replaced by Harvey L. Massey, as manager of Sunair Sub, LLC.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Family Relationships

Harvey L. Massey, sole Director and Chief Executive Officer of Sunair, is the father of Anthony Massey, current President and Chief Operating Officer of Sunair. Prior to the Merger, there were no family relationships between or among any of our directors and executive officers.

Related Transactions

As described under the caption “Certain Voting Arrangements” in Item 12 of this Form 10-K, between August 31, 2005 and October 17, 2008, one of our shareholders, Coconut Palm distributed an aggregate of 4,843,698 shares of our common stock plus warrants to purchase 4,964,499 additional shares of common stock to certain of its limited partners in exchange for the redemption of their respective limited partnership interests. In accordance with Coconut Palm’s limited partnership agreement, Coconut Palm’s limited partners who had requested redemption paid to Coconut Palm an aggregate of $28,000 for legal fees incurred by Coconut Palm in connection with the redemption of the limited partnership interests. Coconut Palm’s limited partners include Messrs. Brauser, Ferrari, Rochon and Schmitt. In connection with the distributions of shares, Coconut Palm’s limited partners granted to Coconut Palm, Inc., the general partner of Coconut Palm, a proxy to vote, in its sole discretion, a significant portion of the securities owned by the limited partners at any meeting of the Company’s shareholders, as well as in any action by written consent of the Company’s shareholders.

After the close of the above transaction with Coconut Palm, we entered into a management services agreement (“Management Services Agreement”) with an affiliate of Coconut Palm, RPC Financial Advisors, LLC (“RPC”) for a period of three years, which was amended on March 31, 2006. On January 7, 2008, the Company entered into a management services agreement (the “Amended Management Services Agreement”) with RPC, which supersedes and replaces the prior Management Services Agreement. The Amended Management Services Agreement was for a term of three years, commencing on February 8, 2008 and expiring on February 7, 2011. However, effective as of the Merger, the Amended Management Services Agreement was terminated. RPC also received a transaction fee of up to 2% of the Aggregate Consideration received by the Company in a Transaction (as such capitalized terms are defined in the Management Services Agreement). Further information about the transaction fee is included in the Definitive Proxy Statement under “Payment of Transaction Fee to RPC” on page 35 as filed with the SEC on November 20, 2009. Pursuant to the Management Services Agreement, RPC provided the Company with services similar to those provided in the Previous Management Services Agreement. We paid RPC management fees in the aggregate amount of $571,622 and $860,885 in fiscal 2009 and fiscal 2008, respectively. Richard C. Rochon and Mario B. Ferrari, both of whom are affiliates of Coconut Palm and each of whom were members of our Board of Directors and principal shareholders of our company prior to the Merger, are also affiliates of RPC. Jack Ruff, our former CEO, is a director and greater than 10% shareholder of RPC.

On June 7, 2005, our subsidiary, SSPH, acquired all of the outstanding stock of Middleton from the Middleton shareholders. The aggregate consideration paid consisted of: (i) $35.0 million in cash; (ii) $5.0 million in the form of a subordinated promissory note; and (iii) 1,028,807 shares of our common stock (collectively, the “Transaction Consideration”). The Transaction Consideration was allocated pro rata among the shareholders of Middleton. As shareholders of Middleton, Charles Steinmetz and certain irrevocable family trusts (collectively, the “Steinmetz Trusts’) received 823,046 shares of our common stock, $28.0 million cash and $4.0 million principal amount of a subordinated promissory note in exchange for their shares of Middleton in connection with the acquisition. In connection with the completion of the acquisition of Middleton, Mr. Steinmetz became a director of our Company. The subordinated note bears interest at an annual rate equal to the prime rate as reported from time to time in the Wall Street Journal. During fiscal 2009 and 2008, the Steinmetz Trusts were paid an aggregate of $133,562 and $252,000, respectively.

Policies and Procedures Regarding Review, Approval or Ratification of Related Person Transactions

In accordance with our Audit Committee Charter, our Audit Committee is responsible for reviewing and approving the terms and conditions of all related party transactions. Any material financial transaction with one of our officers or directors or their immediate family members would need to be approved by our Audit Committee prior to us entering into such transaction. A report is made to our Audit Committee annually disclosing all related parties that are employed by us and related parties that are employed by other companies that we had a material relationship with during that year, if any.

Parents of Company

As described above, as a result of the Merger that closed on December 16, 2009, we are a wholly owned subsidiary of Massey Services, Inc.

Independent Directors

Prior to the Merger, a majority of the members of our Board of Directors was independent according to the corporate governance rules of the American Stock Exchange (“AMEX”), and the Board of Directors evaluated periodically the independence of each member of the Board of Directors. As of September 30, 2009 and prior to the Merger, the Board of Directors had determined that the following four individuals then serving on the Board of Directors were independent as defined by the listing standards of the AMEX: Joseph S. DiMartino, Robert C. Griffin, Arnold Heggestad, Ph.D. and Steven P. Oppenheim.

As a result of the Merger, there are no independent directors. The sole director is Harvey L. Massey.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The firm of Berenfeld Spritzer Shechter & Sheer (“BSS&S”) was designated by our Board of Directors to audit the financial statements of our Company and our subsidiaries for the fiscal year ended September 30, 2009. The firm and its predecessor, Puritz & Weintraub, has been our independent public accountants since 1985.

The Audit Committee pre-approves the engagement of BSS&S for all professional services. The pre-approval process generally involves the full Audit Committee evaluating and approving the particular engagement prior to the commencement of services.

Audit Fees

The following table presents fees for professional services rendered by our independent registered public accounting firm, BSS&S for the audit of our annual consolidated financial statements for the years ended September 30, 2009 and 2008, together with fees billed for other services rendered by the firms during those periods.

	2009	2008
Audit fee	$260,190	$284,702
Audit-related fees	34,175	46,028
Tax fees	45,020	47,500
All other fees	17,280	117,119

Total fees	$356,665	$495,349

(1)	Audit fees consist principally of the audit of the consolidation financial statements included in our annual report on Form 10-K and the review of the interim condensed consolidation financial statements included in our quarterly reports on Form 10-Q.
(2)	Audit-related fees include audit of our 401k plan, review of our 8-K filings, proxy statement, and reviews and audits related to acquisitions and dispositions.

Audit-Related Fees; Tax Fees; Financial Information Systems Design and Implementation Fees; All Other Fees

All audit-related services, tax services and other services were pre-approved by the Audit Committee, which concluded that the provision of these services by BSS&S was compatible with the maintenance of the firms’ independence in the conduct of auditing functions. The Audit Committee’s charter provides the Audit Committee with authority to pre-approve all audit and allowable non-audit services to be provided to us by our external auditors.

In its performance of these responsibilities, prior approval of some non-audit services is not required if:

(i)	these services involve no more than 5% of the fees paid by us to our auditors during the fiscal year;

(ii)	these services were not recognized by us to be non-audit services at the time of the audit engagement; and

(iii)	these services are promptly brought to the attention of the Audit Committee and are approved by the Audit Committee prior to completion of the audit for that fiscal year.

The Audit Committee annually reviews the performance of its independent registered public accounting firm and the fees charged for its services.

The Audit Committee of our Board of Directors has considered whether the provision of the above-described services is compatible with maintaining BSS&S’s independence and believes the provision of such services is not incompatible with maintaining this independence.

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

SUNAIR SERVICES CORPORATION

By:	/S/ HARVEY L. MASSEY
Harvey L. Massey
Chief Executive Officer

Date: January 13, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/S/ HARVEY L. MASSEY	Chief Executive Officer and Director (principal executive officer)	January 13, 2010
Harvey L. Massey

/S/ ANTHONY L. MASSEY	President and Chief Operating Officer	January 13, 2010
Anthony L. Massey

/S/ GWYN ELIAS	Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)	January 13, 2010
Gwyn Elias